Form 10-K
period 2008-12-31
GigOptix, Inc.
filed 2009-03-31
CIK 1432150

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 333-153362

GIGOPTIX, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-2439072
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2400 Geng Road, Palo Alto, CA 94301

Registrant’s telephone number: (650 424-1937)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The number of shares of Common Stock outstanding as of March 27, 2009 the most recent practicable date prior to the filing of this Annual Report on Form 10-K, was 5,173,223 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Proxy Statement to be filed in connection with its 2009 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report.

FORM 10-K ANNUAL REPORT

GIGOPTIX, INC

For Fiscal Year Ended December 31, 2008

PART I

Forward-Looking Statements

This Annual Report on Form 10-K, including the documents incorporated by reference in this Annual Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to results of operations and the business of the Company. All such statements, other than statements of historical facts, including those regarding market trends, the Company’s financial position and results of operations, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward-looking words or phrases including, but not limited to, “estimates,” “intends,” “will,” “should,” “may,” “believes,” “expects” and “anticipates, or the negative thereof or variations thereon or similar terminology. These forward-looking statements are based on the Company’s current expectations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. These forward-looking statements represent the Company’s current judgment. The Company disclaims any intent or obligation to update its forward-looking statements. Because forward-looking statements involve risks and uncertainties, the Company’s actual results could differ materially from those set forth in or underlying the forward-looking statements.

Examples of such risks and uncertainties are described under “Risk Factors” and elsewhere in this report, as well as in our other filings with the Securities and Exchange Commission or in materials incorporated by reference therein. You should be aware that the occurrence of any of these risks and uncertainties may cause our actual results to differ materially from those anticipated in our forward-looking statements and have a material adverse effect on our business, results of operations and financial condition. New factors may emerge from time to time, and it may not be possible for us to predict new factors, nor can we assess the potential effect of any new factors on us. These forward-looking statements are found at various places throughout this Form 10-K.

ITEM 1.	BUSINESS

Overview

GigOptix, Inc., which is referred to throughout this report as GigOptix or the Company, is a leading provider of electronic engines for the optically connected digital world and other advanced RF applications. GigOptix, Inc. was incorporated in March 2008 under the laws of the state of Delaware and upon completion of the merger of GigOptix LLC and Lumera Corporation on December 9, 2008, became a public reporting company on December 10, 2008. GigOptix is a successor registrant to Lumera Corporation.

GigOptix focuses on the specification, design, development and sale of analog semiconductor integrated circuits, or ICs, multi-chip module solutions, or MCMs, and polymer modulators. GigOptix believes it is an industry leader in the fast growing market for electronic solutions that enable high-bandwidth optical connections found in telecommunications (telecom) systems, data communications (datacom) and storage systems, and, increasingly, in consumer electronics and computing systems.

GigOptix’ products fall into the following main categories:

•	Laser and modulator Driver ICs and MCMs;

•	Transimpedance and Limiting Amplifier ICs;

•	Optical Modulators; and

•	Broadband RF Amplifiers.

These products are capable of performing in various applications, demanding a wide range of data processing speeds, from consumer electronics, which perform at data processing speeds of 3Gbps to 10Gbps, to sophisticated ultra-long haul submarine telecommunications systems which require performance at data processing speeds from 10Gbps and 40Gbps to 100Gbps.

History

GigOptix, Inc. was formed in March 2008 in order to facilitate a combination between GigOptix LLC and Lumera Corporation. Before the combination, which was effected by two mergers, which is referred to collectively as the “merger”, GigOptix, Inc. was a wholly-owned subsidiary of Lumera Corporation, and was formed to complete the merger. GigOptix, Inc. had no operations or material assets before the merger. As a result of the transaction set forth in the Agreement and Plan of Merger, dated as of March 27, 2008, among Lumera, GigOptix LLC, Galileo Merger Sub G, LLC and Galileo Merger Sub L, Inc., on December 9, 2008, the merger was completed and Lumera and GigOptix LLC became wholly owned subsidiaries of GigOptix, Inc., and GigOptix, Inc. became the successor public registrant to Lumera Corporation.

At the time of the merger, Lumera was a developer of high performance proprietary electro-optic polymer materials and products based on these materials for various electro-optic applications. Lumera’s main products in development were 10Gbps to 100Gbps modulators for use in high bandwidth, low power consumption optical networks. Lumera used polymer materials to improve the design, performance and functionality of products for use in optical communications devices and systems.

At the time of the merger, GigOptix LLC was a fab-less semiconductor company specializing in the specification, design, development and sale of integrated circuits and electronic multi-chip module solutions. GigOptix’ primary products consisted of drivers and receivers which are capable of performing in various applications demanding a wide range of data processing speeds, from consumer electronics and computing systems which perform at data processing speeds of 3Gbps to 10Gbps, to sophisticated ultra-long haul trans-oceanic (“submarine”) telecommunications systems which require performance at data processing speeds of 10Gbs to 100Gbps. In January 2008, GigOptix LLC had acquired Helix AG, or Helix, a company based in Switzerland, which enabled GigOptix LLC to expand its product offering into short reach devices and systems. Helix AG was renamed GigOptix-Helix AG following the acquisition and is referred to in this report as Helix or GigOptix-Helix.

Business Strategy

The Company’s objective is to continue its development as an industry leader that offers a broad portfolio of electronic Radio Frequency (RF) analog integrated circuits, electro-optic devices and integrated components for the optically connected digital world. It also plans to reinvigorate its portfolio of RF products now that it has made significant progress in developing its Optical Communications- focused product lines. To this end, the Company’s business strategy has the following components:

•

Develop or acquire innovative products for fast growing segments using data transmission rates of 10Gbps and above. GigOptix’ core competency is in high speed analog semiconductor integrated circuits (IC), multi-chip-modules (MCM) and polymer modulator design. The fastest links are used in high speed 10-40 Gbps computing and communications systems, and with 100Gbps emerging in the near future. GigOptix intends to exploit its technical competencies to be a product leader in both high speed analog RF semiconductor and modulator markets.

•

Pursue funding for next generation technology from joint projects with lead customers and government contracts. GigOptix plans to cooperated with system vendors and government agencies to fund development of new technology that can be utilized in future generations of products. GigOptix aims to align its R&D investments with specific future products on its roadmap.

•	Leverage relationships from R&D consortia to accelerate time to revenue for new technologies. Partnering on R&D projects with companies in the value chain allows them to become early adopters of new products and to shorten the time to market for the resultant products. GigOptix aims to do this in government funded programs where the consortia include defense contractors who ultimately consume the products, as well as in commercial joint development projects with system vendors.

•

Broaden portfolio of products for existing markets to add value to key customers: Customers are seeking to concentrate their supplier base to not only improve their own efficiency but also to enable economies of scale with their suppliers. GigOptix plans to extend its product offering to target a higher share of customers’ wallet utilizing its existing selling infrastructure. For example, the Company plans to add a range of receiver devices to its GX family of products, and to leverage the addition of the LX modulator family of products to the Company’s portfolio into a higher level strategic sell to telecom customers via existing channels enabled by its high speed driver products.

•

Leverage technology and products developed for current markets into next door markets to drive growth and diversify risk. Some examples of such opportunities that GigOptix is considering include: expanding parallel products from data communication into consumer electronics, expanding Transimpedance Amplifiers (TIAs) from parallel into serial datacom and telecom markets, deriving serial products from parallel products for consumer electronic applications, and introducing 40G and 100G drivers developed for optical communications into RF- Broadband applications.

•

Develop integrated products. Each driver within a long haul telecommunications electro-optic system is connected to a modulator. Currently, most drivers and modulators are produced and sold as separate components and by different suppliers, that are integrated into the parent systems by GigOptix’ customers. The Company plans to integrate a driver and modulator into the same package or, progressively, on the same chip, which will potentially not only improve performance but also reduce costs. The Company intends to develop integrated products that combine drivers and polymer modulators and which may be sold to telecommunications electro-optic systems customers.

•

Continue to pursue strategic acquisitions. The Company believes that a key component of its growth is to continue to expand its business and product offerings by pursuing a plan of rollup through acquisitions to expend the platform, joint ventures and strategic partnerships. The Company intends to concentrate on opportunities that it believes will present attractive risk-adjusted returns due to synergies in technology, market and/or customer engagements and quality of Leadership team.

•

Continue to pursue production efficiencies. The Company intends to reduce operating expenses by continuing to pursue operating efficiencies. As a fabless semiconductor company, GigOptix maintains low operating expenses by outsourcing the production of the majority of its products. This model will be utilized for the newly acquired LX product line as it ramps to production.

•

Combine historic commercialization experience with new research and development experience and operations. GigOptix, including its predecessors and acquired companies, have successfully taken numerous complex driver and receiver products through the design, research and development stages into full commercialization. The Company intends to use this experience to bring the new LX product line from the research and development phase into full commercialization. Once in the commercialization phase, the LX product line can benefit from existing experience in commercializing complex and highly technical products and implementing a cost effective and flexible outsourced manufacturing model.

•

Expand relationships with customers and governmental agencies. The Company intends to continue working closely with leading electro-optic systems manufacturers and governmental agencies to increase the adoption and integration of its HX, GX, and LX products. The Company intends to take advantage of cross-selling synergies by marketing LX products to previous GigOptix LLC customers which are now continuing to purchase the GigOptix products and introducing HX, GX and GLX products to previous Lumera Corporation partners, including U.S. governmental contractors. The Company believes that expanding its relationships with these customers, including by taking advantage of such cross-selling synergies, and further aligning its product roadmap with their strategies and systems operations will contribute to its future growth.

Markets

GigOptix products serve three main vertical markets:

•	Optical Communication Networks;

•	Consumer Electronics (CE); and

•	Military/Defense, Instrumentation, and Wireless Communications

These markets differ in regard to volumes, average selling prices and product features. However, they all demand products that address the ever increasing data transmission speeds or bandwidth needs. The following chart (figure 1) shows the applications for which GigOptix is developing new products. Within these vertical segments, the higher data rate products have shown the highest growth.

	Applications	Market Vertical
		Optical Communication: Telecom and Datacom	Consumer Electronics (CE)	Military / Defense, Instrumentation and Wireless
Product	GX—Serial Drivers and Receivers	Current: 10Gbps submarine, long haul and metro transmission		Future: Phase Array Radar and Satellite communications, base stations
		Future: 40 & 100Gbps SONET and Ethernet	Future: Optical links to displays
	HX—Parallel Drivers and Receivers	Current: Data center cables (Infiniband standard)	Current: DVI and HDMI optical cables	Current: Avionics Communications
		Future: 40 & 100G Ethernet	Future: Optical USB, PCI-e and internal interconnects beyond 10Gbps
	LX—Polymer Modulators	Current: 40G long Haul Optical Networks		Current: Transferring to production
		Future: 40G and 100G long Haul Optical Networks		Future: Phase Array Radar and Satellite communications

	iT—Amplifiers and Limiters			Current: Test and Measurement Future: Radar and Satellite Communications

(figure 1)

Telecom and Datacom Optical Networking Markets

GigOptix sells laser and modulator drivers to customers that build optical network equipment at the system level and at the sub-system level. The Telecom segment of the market generally covers longer reach links such as intercontinental undersea networks and terrestrial regional long haul and metropolitan area networks. GigOptix products are used in these networks at the optical to electrical (OE) intersection where the electronics meets the optical fiber.

GigOptix products amplify and shape the signals of the laser or modulator to achieve the best communication performance through optical cables. Telecom systems predominantly use the SONET based protocols, although, the Ethernet standard prevalent in data communications is penetrating this space.

The data communication (datacom) segment of the market covers shorter reach computer–to-computer links and networks up to 80km. The datacom market segment is a higher volume, lower price segment as it requires less demanding driver performance. Within this segment, standard form factors or MSAs are used to not only facilitate multi-vendor sourcing of optical transceivers but also to drive down cost. Several of the industry players such as Avago and Finisar are vertically integrated and use their own internally developed drivers to improve margin. Different combinations of reach, speed and price point require different laser or modulator solutions and so each requires a specific driver variant. For this reason, the product category that GigOptix specializes in is often referred to as Physical Medial Dependent, or PMD ICs, since these products need to be matched to their transmission device and medium. The Company has been building out its range of products for 10Gbps drivers to offer solutions for trans-oceanic ultra-long-haul, terrestrial long haul, metro and access networks. Technology acquired in the Helix acquisition allows the Company to cover the shortest reaches in datacom in a parallel format for use in high performance computers and data centers. Approximately 68% of GigOptix’ product sales in 2008 were into the telecom and datacom markets.

Growth in both the telecom and datacom markets is driven by exponential growth of internet bandwidth demand, especially video and audio content distribution. Additionally, both segments are transitioning to higher data rates. The telecom demand for 40G systems is on the rise and it is expected the 100G Ethernet standard will be ratified in 2010. This will cause production devices to meet this standard to be rolled out in the same year. GigOptix is launching a number of products in 2009 to support the 100G Ethernet standard.

We expect that consolidation among the transponder and transceiver maker customer base will lead to increased buying power of the remaining companies and thus increased price pressure in the coming period. Notably, in 2008, Finisar and Optium merged and Opnext acquired Stratalight. Additionally, in February 2009, Bookham and Avanex announced an agreement to merge.

Consumer Electronics Market

Within the consumer electronics (CE) market, demand for appliances containing high definition graphics systems and components capable of processing large amounts of data has increased dramatically in recent years. GigOptix believes that a key driver in the increased demand for consumer electronics products such as multimedia home and laptop computers, cell phones, gaming consoles, digital cameras and high-definition televisions, has been the rapid development of consumer electronics technologies supporting new features and functionalities combined with fast price erosion associated with volume increase. Consumer electronics products increasingly require components which are capable of processing ever faster data rates to support the continuous need for product enhancement. Supporting the higher bandwidths demanded with copper interconnects becomes more challenging, as at speeds above 10Gbps their power consumption increases and they become a source of increased levels of electro-magnetic interference (EMI) which requires significant efforts and costs to manage in sensitive electronic devices. GigOptix believes that transitioning from traditional copper-based electrical to optical interconnects may address these issues and provide a solution to consumer electronics manufacturers. Therefore, increasing interconnect speeds and the associated need to manage interference and power will provide ever increasing and new opportunity for optical links.

The current market for GigOptix products is in active optical cables for DVI and HDMI. The Company estimates that the market size by volume for these products in 2008 was approximately 50K cables. GigOptix supplies two to four devices per cable. GigOptix is one of only two suppliers who sell these devices into the merchant market; the remaining suppliers are vertically integrated and keep the devices for internal consumption only. The Company estimates that it has more than 50% market share in this segment. It sells parallel four-channel 3Gbps VCSEL driver and receiver pairs into this market. In 2009, the Company expects to see some of its customers start a transition to the 10 Gbps products which were sampled in 2008 and will be put into production in 2009. Approximately 9% of GigOptix product sales in 2008 were into these markets.

The Company believes that the market for optical interconnects within CE appliances will continue to develop over the next 3 years. It has been working with leading CE manufacturers on specifications and prototypes for future devices. The Company believes that the slowdown in the economy is likely to delay or reduce the investment by CE suppliers into highly optimized solutions for CE. However, this delay may result in an opportunity for use of the current generation of devices in niche applications in CE as the market explores the capabilities of existing technology. This could provide an opportunity for GigOptix’s existing products. The Company believes it will be necessary to carefully monitor the appropriate timing for investment in new generations of products for this segment and will aim to release products targeting the datacom market in a way that maximizes return on research and development dollars.

Defense, Microwave and Instrumentation

Like the Telecom Market, the market for Radio Frequency (RF) components is included within a value chain of Original Equipment Manufacturers (OEMs) and sub-assembly makers. GigOptix sells to both types of customers. This segment is diverse and characterized for the most part by relatively small volumes, highly specialized specifications and moderate to high selling prices. Approximately 20% of GigOptix product sales in 2008 were into this market segment.

In 2007, GigOptix reduced its portfolio of devices in this space to reduce support costs and allow the Company to focus on its optical networking portfolio and penetration of this market. However, the remaining range of broad band amplifiers in the portfolio continue to sell well as the products have some unique capabilities. Therefore, GigOptix is considering to selectively expanding this portfolio in 2009, mainly due to the addition of the LX polymer modulators, which are being evaluated for use in RF antenna applications and satellite communications. The LX devices are well suited for these applications as they are radiation hardened, light weight, wide bandwidth and low power consuming. The opportunity to couple modulators and drivers will allow the Company to extend the total available market (TAM) and revenue in this market.

Product Development

GigOptix’ objective is to continue to execute its commercialization strategy, enhance its product platform development and sales and marketing channels, while completing the development of the proprietary polymer modulator products and adding them to its portfolio, in order to become an industry leader in the delivery of electronic engines for optically connected communications systems.

GigOptix believes it can build upon its research and development foundation to further enhance development of innovative products for its existing and new markets and intends to use its commercialization experience and expertise to accelerate the introduction of these new innovative products to the marketplace. It will also build upon the relationships established with government agencies and industry strategic partners to jointly fund advanced innovation.

GigOptix engineering, product development and product technical support staff consisted of 36 full-time employees as of December 31, 2008, which represents about 55% of the company’s headcount. Expenditures for research and development amounted to approximately $4.4 million in fiscal 2008, more than double the spend in fiscal 2007.

GigOptix is able to use its proprietary research and development expertise to develop innovative products for optically connected communications systems. For instance, GigOptix believes that polymer materials engineered at the molecular level may have a role in future commercially relevant electro-optic products. Polymers are large carbon-based molecules that bond many small molecules together to form a long chain. Polymer materials can be engineered and optimized to create a system in which unique electrical, chemical and optical characteristics can be controlled. As data rates increase beyond 40Gbps, the performance of currently used commercial modulators based on crystalline technologies such as LiNbO3, GaAs, and InP degrades significantly. The performance needed at very high data rates can be achieved by an expensive approach of paralleling few of those modulators together, or by means of alternative technologies such as electro-optic (EO) polymers.

Additionally, GigOptix can use its technical expertise, developed throughout years of investments in research and development of the combined acquired entities to maximize effectiveness in development of new semiconductor products. There are a range of semiconductor process technologies which offer different characteristics. The most commonly known and most widely used in digital electronics is Complementary Metal Oxide Semiconductor (CMOS) which has been the platform for the “Moore’s Law” cost reduction path through integration. CMOS technology is not well suited for the longer reach optical Physical Media Dependent (PMD) integrated circuits (ICs), as it cannot support the high voltages needed to drive certain optical components. Instead, compound semiconductor technologies, known as III-V, such as Indium Phosphide (InP), and Galium Arsenide (GaAs), are used to provide the best performance for long reach devices. For low current modulation laser devices, such as LD and VCSEL, Silicon Germanium (SiGe) process is suitable as it combines the benefits of the high speeds with the integration possibilities of CMOS allowing greater levels of integration to allow more sophisticated control of the devices. Being fab-less and materials-agnostic, GigOptix is able to select the most appropriate materials and processing technology available from its InP, GaAs and SiGe foundry partners to serve each application with optimal price performance and provide the best solutions to its customers, enabling the rapid development and deployment of 10Gbps, 40Gbps and 100Gbps systems.

Developing ICs to overcome all of the challenges that high speed transmission and reception systems present, requires the convergence of the following key technical skills and technologies:

•	Millimeter-wave and analog design techniques on high voltage III-V semiconductor technology;

•	Highly integrated solutions with multiple digital functionalities and interfaces, typical of lower frequency Silicon technology like SiGe and CMOS; and

•	High performance packaging to preserve signal integrity.

GX Products

In 2008, GigOptix commercialized products in its GX product line that were developed during 2007. The GX product family includes optical modulator and laser drivers and receivers which are integrated into high-speed 10Gbps, 40Gbps and 100 Gbps transponders and transceivers, the subsystems that are part of telecom networks switches and routers, as well as data centers. GX products are sold into data communications and telecommunications markets and can be deployed across a diverse array of optical networks, from sophisticated trans-oceanic ultra-long-haul and terrestrial long-haul to metro and enterprise networks. Some of the specific products released for evaluation or production include:

•	GX6120, an 11.3G EA modulator driver that supports applications that use differential in and differential out topology;

•	GX6127, a 10G driver that, when announced, was the industry’s smallest and lowest power EA driver;

•

GX6151, a 10G Low Vpi driver for InP modulators. The driver enables a new generation of 10G long haul applications by providing a lower cost alternative to traditional EO drivers with an equivalent performance;

•	GX6155, a 12.5G NRZ modulator driver in a ceramic package that targets 10G 300-pin transponder applications for long haul and metro communication links; and

•	GX6157, a 10G Low Vpi Mach-Zender Driver developed to enable a new generation of 10G Long haul and Metro applications.

In 2009, the Company will further expand its GX product line by commercializing new products for 40G and 100G applications as well as the optimization of existing commercialized products in the GX product line.

HX Products

The HX product portfolio includes laser drivers, trans-impedance amplifiers and limiting amplifiers. HX products are sold for integration into consumer electronics, data communications and telecommunications systems. HX products are market leaders in Optical Receiver Transmitter Array products, which consist of driver and receiver arrays for 4-channel and 12-channel modules running at 3Gbps to 10Gbps per channel with aggregate speeds of up to 120Gbps. In 2008, the Company concluded its last time deliveries of the HXT/R2xxx series purging its inventory. Adding to its HXT/R3xxx family of 5Gbps 4 and 12 channel VCSEL drivers, an Transimpedance Amplifiers (TIA), GigOptix-Helix has developed parallel drivers and receivers, including 4 and 12-channel 10G VSCEL drivers and 4 and 12-channel 10G TIAs to support 40G and 100G datacom applications.

In 2009, GigOptix will commercialize its 10G parallel line that will address the 40G BASE-SR4, 100G BASE-SR10, MSA, QSFP, SNAP12 and InfiniBand QDR markets.

LX Products

The LX product family includes legacy Lumera electro-optical modulators and high-speed optical waveguides. LX modulators may be integrated into telecommunications transponders and data communication transceivers and operate at very high data rates from 20Gbps up to 100Gbps. The LX products are based on proprietary polymer technologies which were developed through extensive research and development activities at Lumera prior to the merger. In 2008, the LX product line revenue came almost exclusively from government contracts. GigOptix believes that the polymer modulator is potentially a highly differentiated product with compelling value proposition that can be successfully commercialized. Furthermore, GigOptix believes that relationships with existing customers of its GX product line can be leveraged to generate future LX product line revenues. Going forward, GigOptix intends to maintain its valuable focus on continuing engineering innovation in the area of polymer modulators to enable the Company to position itself as an industry leader in polymer modulator technology, while aggressively moving forward with a commercialization of LX modulators. Through the productization and commercialization of the LX polymer modulators, GigOptix hopes to enhance performance, reduce physical size and cost in order to provide a viable alternative to the currently deployed modulator technologies. In 2009, GigOptix plans to commercialize a 40G DPSK modulator for the ultra-long haul Telecom market.

iT Products

GigOptix’s legacy is built upon the iT product line. Fiscal year 2008 was a solid year for this product line, with the revenue growth through the expansion of the customer base and applications offering. GigOptix believes there are numerous new application opportunities in both the defense and test & measurement markets that it has not fully exploited, and is looking to expand into these markets going forward.

Competition

In general, competition within the markets that GigOptix serves is fragmented, with each market segment having a different set of competitors. This fragmentation is the basis for GigOptix’ belief that consolidation of products serving multiple market segments and multiple tiers within market segments can bring value to customers in these markets and be an effective strategy for growth. However, no assurance can be given that our competitors will not develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features, or undergo consolidation to enhance their product portfolio offering base. We expect that our competitors will offer new and existing products at prices necessary to gain or retain market share. Some of our competitors have substantial financial resources, which may enable them to better withstand sustained price competition or a market downturn. There can be no assurance that we will be able to compete successfully in the price or performance of our products, or otherwise.

GX Products

In the telecom and serial datacom segments, the most notable competitors are Triquint, OKI, Vitesse, InPhi and Gennum. In 2008, GigOptix was able to compete well on performance and price with the driver vendors. We expect to see increased price pressure in 2009 due to the industry down turn and we believe our products are well positioned to compete due to our low cost and outsourced flexible manufacturing. We intend to continue to drive down costs and improve efficiencies to follow expected price erosion.

HX Products

The most notable competitors in the merchant market for parallel PMD ICs are Zarlink and IPtronics. Zarlink is a vertically integrated transceiver module maker that also offers its PMD ICs to the third party merchant market. They have a comparable product portfolio to GigOptix but have been later to market in offering a 10Gbps solution. A vertical integration model can be viewed negatively by a customer looking to purchase PMD ICs as the vendor is a competitor at the sub-system level. GigOptix does not intend to pursue a vertical integration model in this market segment. IPtronics is a venture funded startup specializing in parallel optical interconnect with a family of devices at 10Gbps. Their 10G product portfolio is comparable to GigOptix. Their portfolio scope in 2008 was limited to 10G products only.

LX Products

Major competitors in this space include JDSUniphase, Avanex, Sumitomo and Fujitsu with Lithium Niobate modulators, which is the currently dominating product in the market. GigOptix expects that once the production has been finalized and is outsourced, the polymer modulators will become competitive with Lithium Niobate products in terms of pricing and will, in some key aspects, provide significant performance advantages that will differentiate the polymer modulators in the market.

iT Products

GigOptix ultra broad band amplifiers and limiters offer excellent performance with best in class gain flatness and low noise figures. The main competitors to these products are Triquint, Northrop Grumman (for internal use) and Mimix.

Customers

GigOptix has a global customer base with the largest portion of sales from Europe. In 2008, the geographical sales spilt were approximately Europe 49%, United States 25% and Asia 26%. This compares to 2007, when the split was approximately Europe 59%, US 32% and Asia 9%. The growth in sales to Asia is expected to continue as several new customers are planned to place orders in 2009.

In 2008, GigOptix’ top customers, making up for more than 75% of all sales were, in alphabetical order, Advanced Micro Devices, Inc., Alcatel Submarine Networks, Anritsu Corporation, Avanex Corporation, Emcore Corporation, JDSUniphase Corporation, Opticis Co., Ltd., Rohde and Schwarz, Mitel-TeleOptix, Zarlink Semiconductor, ZTE Corporation.

For the year ended December 31, 2008, Alcatel-Lucent and its subcontractor Mitel-TeleOptix represented 38% of the Company’s revenue, and three other companies represented 14%, 12% and 10%. In 2009, we expect Alcatel-Lucent to represent approximately 20% of the Company’s revenue.

Operations & Manufacturing Process

GigOptix, Inc. headquarters are located in Palo Alto, California, where the GX product line is designed. GigOptix also maintains an office in Bothell, Washington, where the LX product line is designed and the GigOptix-Helix Switzerland office in Zurich, where the HX product line is also designed. GigOptix is continuing to use its current foundries and contract manufacture partners to support its cost effective, virtual manufacturing mode. GigOptix will also continue to partner with new and existing government and commercial partners to share the development risk and reward. GigOptix is ISO 9001 certified.

Intellectual Property

As the Company is seeking to market and sell unique products in new markets, GigOptix believes that a robust technology portfolio which is assessed and refreshed periodically is an essential element of its business strategy. Accordingly, GigOptix believes that its success will depend in part on its ability to:

•	Obtain patent and other proprietary protection for the materials, processes and device designs that it develops;

•	Enforce and defend patents and other rights in technology, once obtained;

•	Operate without infringing the patents and proprietary rights of third parties; and

•	Preserve its trade secrets.

Intellectual Property Portfolio

GigOptix’ intellectual property principally includes patentable inventions and trade secrets. GigOptix has developed some of this intellectual property internally and has also acquired intellectual property from its strategic partners and others. GigOptix and its strategic partners protect their intellectual property by filing domestic and foreign patent applications where appropriate and by maintaining an active program designed to preserve the confidentiality of its trade secrets. With respect to inventions and other intellectual property created under GigOptix development contracts with the U.S. government and government contractors, GigOptix typically has the right to retain title to any patents that are issued to it in connection with the performance of these contracts, with the government retaining a non-exclusive license to use the patented technology for government purposes. The government typically also retains rights in any technical data that GigOptix develops using federal funding and delivers under a development contract. If GigOptix does not comply with government notice requirements with respect to inventions developed under these development contacts, the government could demand ownership of the inventions, in which case GigOptix would retain a license to use the inventions.

GigOptix has 33 issued United States patents and approximately 19 currently pending United States patent applications, several of which have received notices of allowance. GigOptix also licenses patented technology from the University of Washington. Many of the pending and issued U.S. patents have one or more corresponding internal or foreign patents or applications. GigOptix’ patents will begin to expire in 2021.

Patent Valuation

GigOptix has patents and patents pending covering technologies relating to:

Polymers

•	Optical polymers and synthesis;

•	Production of polymers in commercial quantities;

•	Materials characterization and testing methods; and

•	Devices, designs and processes relating to polymers.

High-Speed Integrated Circuits

•	Circuit topology to achieve ultra large frequency bandwidth;

•	Receiver architecture for high spectral density transmission;

•	Circuit topology for high performance parallel receivers;

•	Efficient voltage control circuit for broadband high voltage drivers; and

•	Control circuit to stabilize over temperature gain control functionality.

While GigOptix believes its patent portfolio is a valuable asset, the discoveries or technologies covered by the patents, patent applications or licenses may not have commercial value. Also, issued patents may not provide commercially meaningful protection against competitors. Other parties may be able to design around GigOptix’ issued patents or independently develop technology having effects similar or identical to its patented technology. In addition, the scope of GigOptix’ patents and patent applications is subject to uncertainty and competitors or other parties may obtain similar patents of uncertain scope. For example, other parties may discover uses for polymers or technology different from the uses covered in GigOptix’ patents or patent applications and these other uses may be separately patentable. Also, other parties may have patents covering the composition of polymers for which GigOptix has patents or patent applications covering only methods of use of these polymers.

Third parties may infringe the patents that GigOptix owns or licenses, or claim that its potential products or related technologies infringe their patents. Any patent infringement claims that might be brought by or against GigOptix may cause it to incur significant expenses, divert the attention of its management and key personnel from other business concerns and, if successfully asserted against GigOptix, require it to pay substantial damages. In addition, a patent infringement suit against GigOptix could force it to stop or delay developing, manufacturing or selling potential products that are claimed to infringe a patent covering a third party’s intellectual property.

GigOptix periodically evaluates its patent portfolio based on its assessment of the value of the patents and the cost of maintaining such patents, and may choose from time to time to let various patents lapse or be terminated.

Employees

As of December 31, 2008, GigOptix had 67 full-time employees, including 36 engineers, electrical and chemical; 12 in manufacturing, operations, and quality, 9 in global sales and marketing and 10 in general and administrative. GigOptix’s Bothell, Washington office had 19 full-time employees; and Zurich, Switzerland had 10 full-time employees. To be successful, GigOptix believes that it must employ personnel who not only excel in their strengths but that also support and contribute to the vision and strategy of GigOptix. The Company believes that there is a strong and trusting relationship between management and employees.

Government Regulations

GigOptix is subject to federal, state and local laws and regulations relating to the generation, handling, treatment, storage and disposal of certain toxic or hazardous materials and waste products that GigOptix uses or generates in its operations. GigOptix regularly assesses its compliance with environmental laws and management of environmental matters.

GigOptix is also subject to federal procurement regulations associated with its U.S. government contracts. Violations of these regulations can result in civil, criminal or administrative proceedings involving fines, compensatory and punitive damages, restitution and forfeitures as well as suspensions or prohibitions from entering into government contracts. In addition, the reporting and appropriateness of costs and expenses under GigOptix’ government contracts are subject to extensive regulation and audit by the Defense Contract Audit

Agency, an agency of the U.S. Department of Defense. The contracts and subcontracts to which GigOptix is a party are also subject to potential profit and cost limitations and standard provisions that allow the U.S. government to terminate such contracts at its convenience. GigOptix is entitled to reimbursement of its allowable costs and to an allowance for earned profit if the contracts are terminated by the U.S. government for convenience.

Sales of GigOptix’ products and services internationally may be subject to the policies and approval of the U.S. Department of State and Department of Defense. Any international sales may also be subject to Unites States and foreign government regulations and procurement policies, including regulations relating to import-export control, investments, exchange controls and repatriation of earnings.

Legal Proceedings

GigOptix may be subjected to various claims and pending or threatened lawsuits in the normal course of business. GigOptix is not currently party to any legal proceedings that its management believes the adverse outcome of which would have a material adverse effect on its financial position, results of operations or cash flows. Therefore, no amounts have been accrued for in our December 31, 2008 consolidated financial statements.

Available Information

Our Annual Reports on Form 10-K, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge as soon as possible after we electronically file them with, or furnish them to, the SEC. You can access our filings with the SEC by visiting our website. The information on our website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC. Additionally, the Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended by our predecessor registrant Lumera Corporation are available at www.sec.gov.

You can also read and copy any document that we file, including this Annual Report on Form 10-K, at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Call the SEC at 1-800-SEC-0330 for information on the operation of the Public Reference Room. In addition, the SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. You can electronically access our SEC filings there.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described below as well as the other information contained in this prospectus before making an investment decision. In addition to the risks described below, there may be additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial that may become material risks. Any of these risks could materially affect the Company’s businesses, financial condition or results of operations. In such case, you may lose all or part of your original investment.

Lumera Corporation and GigOptix LLC have incurred substantial operating losses in the past and the Company may incur operating losses for the foreseeable future.

Since Lumera’s inception, it has been engaged primarily in the research and development of polymer materials technologies and potential products. As a result, Lumera incurred net losses of $76.8 million from inception through December 31, 2007 and an additional net loss of $7.7 million for the six months ended June 30, 2008. During 2007, GigOptix LLC accelerated the marketing and commercialization of its product portfolio. Since its inception in July 1, 2007, GigOptix LLC and from 2000, its parent company, iTerra, have incurred net losses of $51.3 million through December 31, 2007 and an additional net loss of $3.7 million for the six months ended June 30, 2008. In addition, the Company expects development, sales and other operating expenses to increase in the future as it expands its business. If the Company’s revenue does not grow to offset these expected increased expenses, the Company may not be profitable. In fact, in future quarters, the Company may not have any revenue growth and its revenues could decline. Furthermore, if the Company’s operating expenses exceed its expectations, its financial performance will be adversely affected and the Company may continue to incur significant losses in the future.

The Company will require additional capital to continue to fund its operations. If the Company does not obtain additional capital, it may be required to substantially limit operations.

The Company does not expect to generate the cash needed to finance its anticipated operations for the foreseeable future. Accordingly, the Company may need to seek additional funding through public or private financings, including equity financings, and through other arrangements, including collaborations. Poor financial results, unanticipated expenses, unanticipated drop in projected revenues, or unanticipated opportunities could require additional financing sooner than expected. Such financing may be unavailable when needed or may not be available on acceptable terms. If the Company raises additional funds by issuing equity or convertible debt securities, the percentage ownership of its current stockholders will be reduced, and these securities may have rights superior to those of Company the Company’s common stock. If adequate funds are not available to satisfy either short-term or long-term capital requirements, or if planned revenues are not generated, the Company may be required to limit its operations substantially. These limitations of operations may include a possible sale or shutdown of portions of the business, reductions in capital expenditures and reductions in staff and discretionary costs.

We currently have a material weakness in our internal control over financial reporting. If we fail to remedy our material weakness or otherwise fail to maintain effective internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected.

In connection with the audit of our consolidated financial statements for the years ended December 31, 2008 and 2007, material weaknesses in our internal controls over financial reporting, as defined in rules established by the Public Company Accounting Oversight Board, or PCAOB, were identified. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis. The material weakness was attributable to the lack of effective controls over our financial reporting, the extensive use of manual procedures, and insufficient complement of qualified accounting staff, all of which resulted in the recording of many audit adjustments. We do not have an integrated financial reporting system and will not be in a position to put one in place until the second quarter at the earliest.

In addition, other material weaknesses or significant deficiencies in our internal control over financial reporting may be identified in the future. If we fail to remediate the material weakness or fail to implement required new or improved controls, or encounter difficulties in their implementation, it could harm our operating results, cause failure to meet our SEC reporting obligations on a timely basis or result in material misstatements in our annual or interim financial statements. Our failure to fully remediate the material weakness that continued to exist as of December 31, 2008 or the identification of additional material weaknesses could also prohibit us from complying with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which will apply to us with the filing of our annual report on Form 10-K for the year ending December 31, 2009 and which will require annual management assessments of the effectiveness of our internal control over financial reporting as well as a report by our independent registered public accounting firm regarding the effectiveness of such internal control. If we are unable to comply with Section 404 or otherwise are unable to produce timely and accurate financial statements, our stock price may be adversely affected.

The Company derives a significant portion of its revenue from a small number of customers and the loss of one or more of these key customers, the diminished demand for the Company’s products from a key customer, or the failure to obtain certifications from a key customer or its distribution channel could significantly reduce the Company’s revenue and profits.

A relatively small number of customers account for a significant portion of the Company’s revenue in any particular period. One or more of the Company’s key customers may discontinue operations as a result of consolidation, liquidation or otherwise, or reduce significantly its businesses with GigOptix due to the world economy slow down impact. Reductions, delays and cancellation of orders from the Company’s key customers or the loss of one or more key customers could significantly further reduce its revenue and profits. There is no assurance that the Company’s current customers will continue to place orders with the Company, that orders by existing customers will continue at current or historical levels or that it will be able to obtain orders from new customers.

The Company’s quarter-to-quarter performance may vary substantially, and this variance, as well as general market conditions, may cause its stock price to fluctuate greatly and potentially expose the Company to litigation.

Due to uncertainty regarding revenues for all of the Company’s product lines, the Company’s quarterly operating results may vary significantly based on many factors, including:

•	reductions or delays in funding of development programs involving new polymer materials technologies by the U.S. government;

•	additions of new customers;

•	fluctuating demand for the Company’s potential products and technologies;

•	announcements or implementation by competitors of technological innovations or new products;

•	the status of particular development programs and the timing of performance under specific development agreements;

•	timing and amounts relating to the expansion of operations;

•	costs related to possible future acquisitions of technologies or businesses;

•	communications, information technology and semiconductor industry conditions;

•	fluctuations in the timing and amount of customer requests for product shipments;

•

the reduction, rescheduling or cancellation of orders by customers, including as a result of slowing demand for the Company’s products or its customers’ products or over-ordering of the Company’s products or its customers’ products;

•	changes in the mix of products that its customers buy;

•	competitive pressures on selling prices;

•	the ability of the Company’s customers to obtain components from their other suppliers;

•	fluctuations in manufacturing output, yields or other problems or delays in the fabrication, assembly, testing or delivery of its products or its customers’ products; and

•	increases in the costs of products or discontinuance of products by suppliers.

Current and future expense estimates for the Company are based, in large part, on estimates of future revenue, which is difficult to predict. The Company expects to continue to make significant operating and capital expenditures in the area of research and development and to invest in and expand production, sales, marketing and administrative systems and processes. The Company may be unable to, or may elect not to, adjust spending quickly enough to offset any unexpected revenue shortfall. If the Company’s increased expenses are not accompanied by increased revenue in the same quarter, its quarterly operating results would be harmed.

In one or more future quarters, the Company’s results of operations may fall below the expectations of investors and the trading price of its common stock may decline as a consequence. The Company believes that quarter-to-quarter comparisons of its operating results will not be a good indication of future performance and should not be relied upon to predict the future performance of its stock price. In the past, companies that have experienced volatility in the market price of their stock have often been subject to securities class action litigation. The Company may be the target of this type of litigation in the future. Securities litigation could result in substantial costs and divert management’s attention from other business concerns, which could seriously harm its business.

Dependence on third-party manufacturing and supply relationships increases the risk that the Company will not have an adequate supply of products to meet demand or that the cost of materials will be higher than expected.

The company expects that it will depend upon third parties to manufacture, assemble or package its products. As a result, the Company will be subject to risks associated with these third parties, including:

•	reduced control over delivery schedules and quality;

•	inadequate manufacturing yields and excessive costs;

•	difficulties selecting and integrating new subcontractors;

•	potential lack of adequate capacity during periods of excess demand;

•	limited warranties on products supplied to the Company;

•	potential increases in prices;

•	potential instability in countries where third-party manufacturers are located; and

•	potential misappropriation of its intellectual property.

Outside foundries generally manufacture products on a purchase order basis, and the Company has very few long-term supply arrangements with these suppliers. The Company has less control over delivery schedules, manufacturing yields and costs than competitors with their own fabrication facilities. A manufacturing disruption experienced by one or more of the outside foundries or a disruption of the Company’s relationship with an outside foundry, including discontinuance of its products by that foundry, would negatively impact the production of certain of the Company’s products for a substantial period of time.

The Company’s future success depends in part on the continued service of its key senior management, design engineering, sales, marketing, and technical personnel and its ability to identify, hire and retain additional, qualified personnel.

The Company’s future success depends to a significant extent upon the continued service of its senior management personnel, including its chief executive officer, Dr. Avi Katz and its Chief Technical Officer, Andrea Betti-Berutto. The Company does not maintain key person life insurance on any of its executive officers and does not intend to purchase any in the future. The loss of key senior executives could have a material adverse effect on the Company’s business. There is intense competition for qualified personnel in the semiconductor and polymer industries, and the Company may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of its business, or to replace engineers or other qualified personnel who may leave its employment in the future. There may be significant costs associated with recruiting, hiring and retention of personnel. Periods of contraction in the Company’s business may inhibit its ability to attract and retain its personnel. Loss of the services of, or failure to recruit, key design engineers or other technical and management personnel could be significantly detrimental to the Company’s product development or other aspects of its business.

The Company may fail to realize the benefits of its merger with Lumera Corporation.

The Company’s future success will depend in significant part on its ability to realize the cost savings, operating efficiencies and new revenue opportunities that it expects to result from the integration of the Lumera Corporation and GigOptix LLC businesses following the merger. The Company’s operating results and financial condition will be adversely affected if the Company is unable to integrate successfully the operations of its subsidiaries, fails to achieve or achieve on a timely basis such cost savings, operating efficiencies and new revenue opportunities, or incurs unforeseen costs and expenses or experiences unexpected operating difficulties that offset anticipated cost savings. In particular, the integration of GigOptix LLC and Lumera Corporation may involve, among other matters, integration of sales, marketing, billing, accounting, quality control, management, personnel, payroll, regulatory compliance, network infrastructure and other systems and operating hardware and software, some of which may be incompatible and therefore may need to be replaced. The Company has begun the process of integration but does not know whether this integration will be successful.

The Company’s cost savings estimates are based upon assumptions by its management concerning a number of factors, including operating efficiencies, the consolidation of functions, and the integration of operations, systems, marketing methods and procedures. These assumptions are uncertain and are subject to significant business, economic and competitive conditions that are difficult to predict and often beyond the control of management.

Integrating the GigOptix LLC and Lumera Corporation businesses may divert management’s attention away from operations.

Successful integration of the operations, products and personnel of GigOptix LLC and Lumera Corporation will place a significant burden on the Company’s management and internal resources. The diversion of management’s attention and any difficulties encountered in the transition and integration process could otherwise harm the Company’s business, financial condition and operating results. The integration will require efforts from each company, including the coordination of their general and administrative functions. For example, integration of administrative functions includes coordinating employee benefits, payroll, financial reporting, purchasing and disclosure functions. Delays in successfully integrating and managing employee benefits could lead to dissatisfaction and employee turnover. Problems in integrating purchasing and financial reporting could result in control issues, including unplanned costs. In addition, the combination of the GigOptix LLC and Lumera Corporation organizations may result in greater competition for resources and elimination of product development programs that might otherwise be successfully completed.

Provisions in the Company’s amended and restated certificate of incorporation and the Company’s amended and restated bylaws may prevent takeover attempts that could be beneficial to the Company’s stockholders.

Provisions of the Company’s amended and restated certificate of incorporation and provisions of the Company’s amended and restated bylaws could discourage a takeover of the Company even if a change of control of the Company would be beneficial to the interests of its stockholders. These charter provisions include the following:

•	a requirement that the Company’s board of directors be divided into three classes, with approximately one-third of the directors to be elected each year; and

•

supermajority voting requirements (two-thirds of outstanding shares) applicable to the approval of any merger or other change of control transaction that is not approved by the Company’s continuing directors. The continuing directors are all of the directors as of the effective time of the merger or who are elected to the board upon the recommendation of a majority of the continuing directors.

The Company will be subject to the risks frequently experienced by early stage companies.

The likelihood of the Company’s success must be considered in light of the risks frequently encountered by early stage companies, especially those formed to develop and market new technologies. These risks include the Company’s potential inability to:

•	establish product sales and marketing capabilities;

•	establish and maintain markets for its potential products;

•	identify, attract, retain and motivate qualified personnel;

•	continue to develop and upgrade the Company’s technologies to keep pace with changes in technology and the growth of markets using semiconductors and polymer materials;

•	develop expanded product production facilities and outside contractor relationships;

•	maintain its reputation and build trust with customers;

•	improve existing and implement new transaction-processing, operational and financial systems;

•	scale up from small pilot or prototype quantities to large quantities of product on a consistent basis;

•	contract for or develop the internal skills needed to master large volume production of its products; and

•	fund the capital expenditures required to develop volume production due to the limits of available financial resources.

The Company’s future growth will suffer if it does not achieve sufficient market acceptance of its products.

The Company’s success depends, in part, upon its ability to maintain and gain market acceptance of its products. To be accepted, these products must meet the quality, technical and performance requirements of the Company’s customers and potential customers. The optical communications industry is currently fragmented with many competitors developing different technologies. Some of these technologies may not gain market acceptance. The Company’s products, including products based on polymer materials, may not be accepted by OEMs and systems integrators of optical communications networks and consumer electronics. In addition, even if the Company achieves some degree of market acceptance for its potential products in one industry, the Company may not achieve market acceptance in other industries for which it is developing products.

Many of the Company’s current products, more so those based on polymer technology, are either in the development stage or are being tested by potential customers. The Company cannot be assured that its development efforts or customer tests will be successful or that they will result in actual material sales.

Achieving market acceptance for the Company’s products will require marketing efforts and the expenditure of financial and other resources to create product awareness and demand by customers. It will also require the ability to provide excellent customer service. The Company may be unable to offer products that compete effectively due to GigOptix’ limited resources and operating history. Also, certain large corporations may be predisposed against doing business with a company of its limited size and operating history. Failure to achieve broad acceptance of the Company’s products by customers and to compete effectively would harm its operating results.

Successful commercialization of current and future products will require the Company to maintain a high level of technical expertise.

Technology in the Company’s target markets is undergoing rapid change. To succeed in its target markets, the Company will have to establish and maintain a leadership position in the technology supporting those markets. Accordingly, the Company’s success will depend on its ability to:

•	accurately predict the needs of target customers and develop, in a timely manner, the technology required to support those needs;

•	provide products that are not only technologically sophisticated but are also available at a price acceptable to customers and competitive with comparable products;

•	establish and effectively defend its intellectual property; and

•	enter into relationships with other companies that have developed complementary technology into which the Company’s products may be integrated.

The Company cannot assure that it will be able to achieve any of these objectives.

Many of the Company’s products will have long sales cycles, which may cause the Company to expend resources without an acceptable financial return and which makes it difficult to plan its expenses and forecast its revenues.

Many of the Company’s products will have long sales cycles that involve numerous steps, including initial customer contacts, specification writing, engineering design, prototype fabrication, pilot testing, regulatory approvals (if needed), sales and marketing and commercial manufacture. During this time, the Company may expend substantial financial resources and management time and effort without any assurance that product sales will result. The anticipated long sales cycle for some of the Company’s products makes it difficult to predict the quarter in which sales may occur. Delays in sales may cause the Company to expend resources without an acceptable financial return and make it difficult to plan expenses and forecast revenues.

The Company relies on a small number of development contracts with the U.S. Department of Defense and government contractors for a large portion of its revenue. The termination or non-renewal of one or more of these contracts could reduce the future revenue of the Company.

Prior to the merger, over 95% of Lumera Corporation’s annual revenue from continuing operations was derived from performance on a limited number of development contracts with various agencies within the U.S. government. Any failure by the Company to continue these relationships or significant disruption or deterioration of its relationship with the Department of Defense may reduce revenues. Government programs must compete with programs managed by other contractors for limited amounts and uncertain levels of funding. The total amount and levels of funding are susceptible to significant fluctuations on a year-to-year basis. The Company’s competitors frequently engage in efforts to expand their business relationships with the government and are likely to continue these efforts in the future. In addition, the Company’s development contracts with government agencies are subject to potential profit and cost limitations and standard provisions that allow the U.S. government to terminate such contracts at any time at its convenience. Termination of these development contracts, a shift in government spending to other programs in which the Company is not involved, or a reduction in government spending generally or defense spending specifically could severely harm the Company’s business. The Company intends to continue to compete for government contracts and expects such contracts will be a large percentage of its revenue for the foreseeable future.

The development contracts in place with various agencies within the U.S. Department of Defense require ongoing compliance with applicable federal procurement regulations. Violations of these regulations can result in civil, criminal or administrative proceedings involving fines, compensatory and punitive damages, restitution and forfeitures, as well as suspensions or prohibitions from entering into such development contracts. Also, the reporting and appropriateness of costs and expenses under these development contracts are subject to extensive regulation and audit by the Defense Contract Audit Agency, an agency of the U.S. Department of Defense. Any failure to comply with applicable government regulations could jeopardize the Company’s development contracts and otherwise harm its business.

Most of the Company’s products are directed at the telecommunications and networking markets, which continue to be subject to overcapacity.

The technology equipment industry is cyclical and has experienced significant and extended downturns in the past, often in connection with, or in anticipation of, maturing product cycles, capital spending cycles and declines in general economic conditions. The cyclical nature of these markets has led to significant imbalances in demand, inventory levels and production capacity. It has also accelerated the decrease of average selling prices per unit. The Company may experience periodic fluctuations in its financial results because of these or other industry-wide conditions, as it intends over the next several years to derive its revenues from sales to the telecommunications and networking markets. Developments that adversely affect the telecommunications or networking markets, including delays in traffic growth and changes in U.S. government regulation, could halt the Company’s efforts to generate revenue or cause revenue growth to be slower than anticipated from sales of electro-optic modulators, semi-conductors and related products. Reduced spending and technology investment by telecommunications companies may make it more difficult for the Company’s products to gain market acceptance. Such companies may be less willing to purchase new technology such as the Company’s technology or invest in new technology development when they have reduced capital expenditure budgets.

The failure to compete successfully could harm the Company’s business.

The Company will face competitive pressures from a variety of companies in its target markets. The telecom, datacom and consumer opto-electronics markets are highly competitive and the Company expects that domestic and international competition will increase in these markets, due in part to deregulation, rapid technological advances, price erosion, changing customer preferences and evolving industry standards. Increased competition could result in significant price competition, reduced revenues or lower profit margins. Many of the Company’s competitors and potential competitors have or may have substantially greater research and product development capabilities, financial, scientific, marketing, manufacturing and human resources, name recognition and experience than the Company. As a result, these competitors may:

•	succeed in developing products that are equal to or superior to the Company’s products or that will achieve greater market acceptance than its products;

•	devote greater resources to developing, marketing or selling their products;

•	respond more quickly to new or emerging technologies or scientific advances and changes in customer requirements, which could render the Company’s technologies or potential products obsolete;

•	introduce products that make the continued development of the Company’s potential products uneconomical;

•	obtain patents that block or otherwise inhibit the Company’s ability to develop and commercialize its potential products;

•	withstand price competition more successfully than the Company can;

•	establish cooperative relationships among themselves or with third parties that enhance their ability to address the needs of prospective customers better than the Company can; and

•	take advantage of acquisitions or other opportunities more readily than the Company can.

Competitors may offer enhancements to existing products, or offer new products based on new technologies, industry standards or customer requirements, that are available to customers on a more timely basis than comparable products from the Company or that have the potential to replace or provide lower cost alternatives to its products. The introduction of enhancements or new products by competitors could render the Company’s existing and future products obsolete or unmarketable. Each of these factors could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s strategy of growth through acquisition could harm its business.

It is the Company’s intent to continue to grow through strategic acquisitions. Successful integration of newly acquired target companies may place a significant burden on the Company’s management and internal resources. The diversion of management’s attention and any difficulties encountered in the transition and integration processes could harm the Company’s business, financial condition and operating results. In addition, the Company may be unable to execute its acquisition strategy, resulting in wasted resources and a failure to achieve anticipated growth.

The Company may be unable to obtain effective intellectual property protection for its potential products and technology.

Any intellectual property that the Company has or may acquire, license or develop in the future, may not provide meaningful competitive advantages. The Company’s patents and patent applications, including those it licenses, may be challenged by competitors, and the rights granted under such patents or patent applications may not provide meaningful proprietary protection. For example, there are patents held by third parties that relate to polymer materials and electro-optic devices. These patents could be used as a basis to challenge the validity or limit the scope of the Company’s patents or patent applications. A successful challenge to the validity or limitation of the scope of its patents or patent applications could limit the Company’s ability to commercialize the technology and, consequently, reduce revenues.

Moreover, competitors may infringe the Company’s patents or those that it licenses, or successfully avoid these patents through design innovation. To combat infringement or unauthorized use, the Company may need to resort to litigation, which can be expensive and time-consuming and may not succeed in protecting its proprietary rights. In addition, in an infringement proceeding, a court may decide that the Company’s patents or other intellectual property rights are not valid or are unenforceable, or may refuse to stop the other party from using the intellectual property at issue on the ground that it is non-infringing. Policing unauthorized use of the Company’s intellectual property is difficult and expensive, and the Company may not be able to, or have the resources to, prevent misappropriation of its proprietary rights, particularly in countries where the laws may not protect these rights as fully as the laws of the United States.

The Company also relies on the law of trade secrets to protect unpatented technology and know-how. The Company tries to protect this technology and know-how by limiting access to those employees, contractors and strategic partners with a need to know this information and by entering into confidentiality agreements with these parties. Any of these parties could breach the agreements and disclose the Company’s trade secrets or confidential information to competitors, or such competitors might learn of the information in other ways. Disclosure of any trade secret not protected by a patent could materially harm the Company’s business.

The Company may be subject to patent infringement claims, which could result in substantial costs and liability and prevent it from commercializing potential products.

Third parties may claim that the Company’s potential products or related technologies infringe their patents. Any patent infringement claims brought against the Company may cause it to incur significant expenses, divert the attention of management and key personnel from other business concerns and, if successfully asserted, require the Company to pay substantial damages. In addition, as a result of a patent infringement suit, the Company may be forced to stop or delay developing, manufacturing or selling potential products that are claimed to infringe a patent covering a third party’s intellectual property unless that party grants the Company rights to use its intellectual property. The Company may be unable to obtain these rights on terms acceptable to it, if at all. Even if the Company is able to obtain rights to a third party’s patented intellectual property, these rights may be non-exclusive, and therefore competitors may obtain access to the same intellectual property. Ultimately, the Company may be unable to commercialize its potential products or may have to cease some of its business operations as a result of patent infringement claims, which could severely harm its business.

If the Company’s potential products infringe the intellectual property rights of others, the Company may be required to indemnify customers for any damages they suffer. Third parties may assert infringement claims against the Company’s current or potential customers. These claims may require the Company to initiate or defend protracted and costly litigation on behalf of customers, regardless of the merits of these claims. If any of these claims succeed, the Company may be forced to pay damages on behalf of these customers or may be required to obtain licenses for the products they use. If the Company cannot obtain all necessary licenses on commercially reasonable terms, it may be unable to continue selling such products.

The technology that the Company licenses from various third parties may be subject to government rights and retained rights of the originating research institution.

The Company licenses technology from various companies or research institutions, such as the University of Washington. Many of these partners and licensors have obligations to government agencies or universities. Under their agreements, a government agency or university may obtain certain rights over the technology that the Company has developed and licensed, including the right to require that a compulsory license be granted to one or more third parties selected by the government agency.

In addition, the Company’s partners often retain certain rights under their licensing agreements, including the right to use the technology for noncommercial academic and research use, to publish general scientific findings from research related to the technology, and to make customary scientific and scholarly disclosures of information relating to the technology. It is difficult to monitor whether such partners limit their use of the technology to these uses, and the Company could incur substantial expenses to enforce its rights to its licensed technology in the event of misuse.

If the Company fails to develop and maintain the quality of its manufacturing processes, its operating results would be harmed.

The manufacture of the Company’s products is a multi-stage process that requires the use of high-quality materials and advanced manufacturing technologies. With respect to its polymer-based products, polymer-related device development and manufacturing must occur in a highly controlled, clean environment to minimize particles and other yield- and quality-limiting contaminants. In spite of stringent quality controls, weaknesses in process control or minute impurities in materials may cause a substantial percentage of a product in a lot to be defective. If the Company is not able to develop and continue to improve on its manufacturing processes or to maintain stringent quality controls, or if contamination problems arise, the Company’s operating results would be harmed.

The complexity of the Company’s products may lead to errors, defects and bugs, which could result in the necessity to redesign products and could negatively impact the Company’s reputation with customers.

Products as complex as the Company’s products may contain errors, defects and bugs when first introduced or as new versions are released. Delivery of products with production defects or reliability, quality or compatibility problems could significantly delay or hinder market acceptance of the products or result in a costly recall and could damage the Company’s reputation and adversely affect its ability to retain existing customers and to attract new customers. In particular, certain of the Company’s products are customized or designed for integration into specific network systems. If, after the Company has incurred significant expenses in designing such products, the products experience defects or bugs, the Company may need to undertake a redesign of the product, a process which may result in significant additional expenses.

The Company may also be required to make significant expenditures of capital and resources to resolve such problems. There is no assurance that problems will not be found in new products after commencement of commercial production, despite testing by the Company, its suppliers or its customers.

The Company could be exposed to significant product liability claims that could be time-consuming and costly and impair its ability to obtain and maintain insurance coverage.

The Company may be subject to product liability claims if any of its potential products are alleged to be defective or harmful. Product liability claims or other claims related to its potential products, regardless of their outcome, could require the Company to spend significant time and money in litigation, divert management’s time and attention from other business concerns, require it to pay significant damages, harm its reputation or hinder acceptance of its potential products. Any successful product liability claim may prevent the Company from obtaining adequate product liability insurance in the future on commercially reasonable terms. Any inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could impair the Company’s ability to commercialize its products. In addition, certain of the Company’s products are sold under warranties. The failure of the Company’s products to meet the standards set forth in such warranties could result in significant expenses to the Company.

If the Company fails to effectively manage its growth, its business could suffer.

Failure to manage growth of its operations could harm the Company’s business. To date, a large number of the Company’s activities and resources have been directed at the research and development of its technologies and development of potential related products. The transition from research and development to a vendor of products requires effective planning and management. Additionally, growth arising from the expected synergies from the merger with Lumera Corporation will require effective planning and management. Future expansion will be expensive and will likely strain management and other resources.

In order to effectively manage growth, the Company must:

•	continue to develop an effective planning and management process to implement its business strategy;

•	hire, train and integrate new personnel in all areas of its business; and

•	expand its facilities and increase capital investments.

There is no assurance that the Company will be able to accomplish these tasks effectively or otherwise effectively manage its growth.

The Company is subject to regulatory compliance related to its operations.

The Company is subject to various U.S. governmental regulations related to occupational safety and health, labor and business practices. Failure to comply with current or future regulations could result in the imposition of substantial fines, suspension of production, alterations of its production processes, cessation of operations, or other actions, which could harm its business.

The Company may be unable to export some of its potential products or technology to other countries, convey information about its technology to citizens of other countries or sell certain products commercially, if the products or technology are subject to United States export or other regulations.

The Company is developing certain products that the Company believes the United States government and other governments may be interested in using for military and information gathering or antiterrorism activities. United States government export regulations may restrict the Company from selling or exporting these potential products into other countries, exporting its technology to those countries, conveying information about its technology to citizens of other countries or selling these potential products to commercial customers. The Company may be unable to obtain export licenses for products or technology if necessary. The Company currently cannot assess whether national security concerns would affect its potential products and, if so, what procedures and policies it would have to adopt to comply with applicable existing or future regulations.

The Company may incur liability arising from its use of hazardous materials.

The Company’s business and its facilities are subject to a number of federal, state and local laws and regulations relating to the generation, handling, treatment, storage and disposal of certain toxic or hazardous materials and waste products that are used or generated in its operations. Many of these environmental laws and regulations subject current or previous owners or occupiers of land to liability for the costs of investigation, removal or remediation of hazardous materials. In addition, these laws and regulations typically impose liability regardless of whether the owner or occupier knew of, or was responsible for, the presence of any hazardous materials and regardless of whether the actions that led to the presence were taken in compliance with the law. The Company’s domestic facilities use various chemicals in manufacturing processes which may be toxic and covered by various environmental controls. These hazardous materials may be stored on site. The waste created by use of these materials is transported off-site by an unaffiliated waste hauler. Many environmental laws and regulations require generators of waste to take remedial actions at an off-site disposal location even if the disposal was conducted lawfully. The requirements of these laws and regulations are complex, change frequently and could become more stringent in the future. Failure to comply with current or future environmental laws and regulations could result in the imposition of substantial fines, suspension of production, alteration of production processes, cessation of operations or other actions, which could severely harm the Company’s business.

The Company’s business, financial condition and operating results would be harmed if it does not achieve anticipated revenues.

From time to time, in response to anticipated long lead times to obtain inventory and materials from outside contract manufacturers, suppliers and foundries, the Company may need to order materials in advance of anticipated customer demand. This advance ordering may result in excess inventory levels or unanticipated inventory write-downs if expected orders fail to materialize, or other factors render the Company’s products less marketable. If the Company is forced to hold excess inventory or incurs unanticipated inventory write-downs, its financial condition and operating results could be materially harmed.

The Company’s expense levels are relatively fixed and are based on its expectations of future revenues. The Company will have limited ability to reduce expenses quickly in response to any revenue shortfalls. Changes to production volumes and impact of overhead absorption may result in a decline in its financial condition or liquidity.

The industry and markets in which the Company competes are subject to consolidation, which may result in stronger competitors, fewer customers and reduced demand.

There has been industry consolidation among communications IC companies, network equipment companies and telecommunications companies in the past. This consolidation is expected to continue as companies attempt to strengthen or hold their positions in evolving markets. Consolidation may result in stronger competitors, fewer customers and reduced demand, which in turn could have a material adverse effect on the Company’s business, operating results, and financial condition.

The Company’s operating results are subject to fluctuations because it has international sales.

International sales account for a large portion of the Company’s revenues and may account for an increasing portion of future revenues. The revenues derived from international sales may be subject to certain risks, including:

•	foreign currency exchange fluctuations;

•	changes in regulatory requirements;

•	tariffs and other barriers;

•	timing and availability of export licenses;

•	political and economic instability;

•	difficulties in accounts receivable collections;

•	difficulties in staffing and managing foreign operations;

•	difficulties in managing distributors;

•	difficulties in obtaining governmental approvals for communications and other products;

•	reduced or uncertain protection for intellectual property rights in some countries;

•	longer payment cycles to collect accounts receivable in some countries;

•	the burden of complying with a wide variety of complex foreign laws and treaties; and

•	potentially adverse tax consequences.

The Company is subject to risks associated with the imposition of legislation and regulations relating to the import or export of high technology products. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions upon the importation or exportation of its products will be implemented by the United States or other countries.

Because sales of the Company’s products have been denominated to date primarily in United States dollars, increases in the value of the United States dollar could increase the price of the Company’s products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales and profitability in that country. Future international activity may result in increased foreign currency denominated sales. Gains and losses on the conversion to United States dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in the Company’s results of operations.

Some customer purchase orders and agreements are governed by foreign laws, which may differ significantly from laws in the United States. As a result, the Company’s ability to enforce its rights under such agreements may be limited compared with its ability to enforce its rights under agreements governed by laws in the United States.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have not received written comments from the commission staff regarding our periodic or current reports under the Exchange Act that remain unresolved.

ITEM 2.	PROPERTIES

Our principal executive office is located at Palo Alto, California. The facility is approximately 9,000 square feet of which approximately 1,500 square feet is utilized as laboratory space. The current term under the existing lease agreement will expire in December 2013.

Our Zurich subsidiary operates from an approximately 1,000 square foot leased facility. Its lease agreement is renewed annually.

Our facilities in Bothell, Washington occupy approximately 32,000 square feet of space, comprised of approximately 8,000 square feet reserved or dedicated to laboratory space for materials design and characterization, device design and testing and manufacturing space and 24,000 square feet of general office space. We believe that the Bothell facility, which is subject to a five years lease which began on April 7, 2006, will accommodate the Company’s office and laboratory space requirements at this location for the foreseeable future. The company is trying to sub-lease approximately 20,000 square feet of this facility.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are a party to litigation arising in the ordinary course of our business. We are not currently a party to any litigation that we believe could reasonably be expected to have a material adverse effect on our results of operations, financial condition or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 4, 2008, Lumera Corporation held its annual meeting of stockholders, where stockholders voted, among other things, to approve the merger. Details of this stockholder vote are included in Lumera Corporation’s Registration Statement on Form S-4, filed with the SEC on September 8, 2008 and all amendments thereto, which are incorporated herein by reference.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock first traded on the OTC Bulletin Board under the symbol “GGOX” on December 10, 2008. Prior to that time, there was no public market for its common stock. The range of high and low sales price per share of its common stock as quoted on the OTC Bulletin Board for the fourth quarter ended December 31, 2008 was $1.50 and $0.22 respectively. On March 27, 2009 the most recent practicable date prior to the filing of this Annual Report on Form 10-K, we had approximately 46 stockholders of record and the last reported sale price of our common stock on the OTC Bulletin Board was $1.30 per share.

We have never declared or paid cash dividends on our common stock. We currently anticipate that we will retain any future earnings to fund our operations and do not anticipate paying dividends on the common stock in the foreseeable future.

The Company did not repurchase any of its equity securities during 2008.

Equity Compensation Plan Information

The following table reflects information for our equity compensation plans as of December 31, 2008.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,332,435	$10.87	486,304
Equity compensation plans not approved by security holders	—	$—	—

Total	4,332,435	$10.87	486,304

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes included elsewhere in this Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this Form 10-K. We assume no obligation to update the forward-looking statements or such risk factors.

Overview

GigOptix, Inc. which is referred to throughout this report as GigOptix or the Company, is a leading provider of electronic engines for the optically connected digital world and other advanced RF applications. GigOptix was formed in March 2008 in order to facilitate a combination between GigOptix LLC and Lumera Corporation. Before the combination, which was effected by two mergers, which is referred to collectively as the “merger”, GigOptix was a wholly-owned subsidiary of Lumera Corporation, and was formed to complete the merger. GigOptix had no operations or material assets before the merger. As a result of the transaction set forth in the Agreement and Plan of Merger, dated as of March 27, 2008, among Lumera, GigOptix LLC, Galileo Merger Sub G, LLC and Galileo Merger Sub L, Inc., on December 9, 2008, the merger was completed and Lumera and GigOptix LLC became wholly owned subsidiaries of GigOptix and GigOptix became the successor public registrant to Lumera Corporation.

GigOptix focuses on the specification, design, development and sale of analog semiconductor integrated circuits, or ICs, multi-chip module solutions, or MCMs, and polymer modulators. GigOptix believes it is an industry leader in the fast growing market for electronic solutions that enable high-bandwidth optical connections found in telecommunications (telecom) systems, data communications (datacom) and storage systems, and, increasingly, in consumer electronics and computing systems.

GigOptix’ products fall into the following main categories:

•	Laser and modulator Driver ICs and MCMs;

•	Transimpedance and Limiting Amplifier ICs;

•	Optical Modulators; and

•	Broadband RF Amplifiers.

These products are capable of performing in various applications demanding a wide range of data processing speeds, from consumer electronics which perform at data processing speeds of 3Gbps to 10Gbps to sophisticated ultra-long haul submarine telecommunications systems which require performance at data processing speeds from 10Gbps and 40Gbps to 100Gbps.

Prior to the merger, GigOptix LLC was an Idaho limited liability company, headquartered in Palo Alto, California. GigOptix LLC was the successor company of iTerra Communications LLC, or iTerra, which was founded in 2000. In July 2007, as part of a reorganization plan, iTerra formed GigOptix LLC, a wholly-owned subsidiary. All of the assets and liabilities of iTerra, with the exception of the $45.8 million of debt and accrued interest due to iTerra’s primary member, were transferred to GigOptix LLC along with all of iTerra’s operations and intellectual property.

In August 2007, GigOptix LLC implemented a restructuring plan to consolidate the research and development operations of its wholly-owned subsidiary, iTerra Communications SRL, based in Rome, Italy to its corporate headquarters in Palo Alto, California.

In January 2008, GigOptix LLC acquired Helix AG, or Helix, a company based in Switzerland, which designed and sold optical receiver transmitter array products consisting of driver and receiver arrays for 4-channel and 12-channel modules running at 3Gbps to 10Gbps per channel. GigOptix LLC acquisition of Helix enabled GigOptix LLC to expand its product offering into short reach devices and systems.

The Company has incurred negative cash flows from operations since inception. For the years ended December 31, 2008 and 2007, the Company incurred net losses of $7.7 million and $6.4 million respectively, and cash outflows from operations of $6.7 million and $4.8 million respectively. As of December 31, 2008 and 2007, the Company had an accumulated deficit of $59.0 million and $51.3 million, respectively. There can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

The Company’s fiscal year ends on December 31. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The consolidated financial statements of the Company for the periods prior to December 9, 2008, presented herein, are the historical financial statements of GigOptix LLC, as GigOptix LLC was determined to be the accounting acquirer in the merger with Lumera Corporation. See Note 7, Business Combinations, in the Notes to Consolidated Financial Statements for further discussion.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to product returns, customer incentives, bad debts, inventories, asset impairments, deferred tax assets, accrued warranty reserves, restructuring costs, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. GigOptix also has other key accounting policies that are less subjective, and therefore, their application would not have a material impact on GigOptix reported results of operations. The following is a discussion of GigOptix critical accounting policies, as well as the estimates and judgments involved.

Revenue Recognition

Revenue from sales of optical modulator drivers and receivers, MCMS, and other products is recognized in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, when persuasive evidence of a sales arrangement exists, transfer of title and acceptance, where applicable, occurs, the sales price is fixed or determinable and collection of the resulting receivable is reasonably assured. Revenue for product shipments is recognized upon acceptance of the product by the customer or expiration of the contractual acceptance period, after which there are no rights of return. Provisions are made for warranties at the time revenue is recorded.

Customer purchase orders are generally used to determine the existence of an arrangement. Transfer of title and risk of ownership occur based on defined terms in customer purchase orders, and generally pass to the customer upon shipment, at which point goods are delivered to a carrier. There are no formal customer acceptance terms or further obligations, outside of our standard product warranty. GigOptix assesses whether the sales price is fixed or determinable based on the payment terms associated with the transaction. Collectability is assessed based primarily on the credit worthiness of the customer as determined through ongoing credit evaluations of the customer’s financial condition, as well as consideration of the customer’s payment history.

Revenue generated from engineering product development projects and the research and development cost reimbursement contracts, cost plus fixed fee type contracts, for the United States government is recorded in accordance with AICPA Statement of Position 81-1, Accounting for Performance of Construction Type and Certain Product Type Contracts, using the percentage of completion method measured on a cost-incurred basis. Changes in contract performance, contract conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined. Profit incentives are included in revenue when realization is assured. Losses, if any, are recognized in full as soon as identified. Losses occur when the estimated direct and indirect costs to complete the contract exceed the unrecognized revenue on the contract. The Company evaluates the reserve for contract losses on a contract-by-contract basis. No losses have been incurred on any contracts to date.

Contract Estimates

GigOptix estimates contract costs based on the experience of its professional researchers, the experience it has obtained in internal research efforts, and its performance on previous contracts. GigOptix believes this allows it to reasonably estimate the tasks required and the contract costs; however, there are uncertainties in estimating these costs, such as the ability to identify precisely the underlying technical issues hindering development of the technology; the ability to predict all the technical factors that may affect successful completion of the proposed tasks; and the ability to retain researchers having enough experience to complete the proposed tasks in a timely manner. Should actual costs differ materially from its estimates, GigOptix may have to adjust the timing and amount of revenue it recognizes. To date, GigOptix has mitigated the risk of failing to perform under these contracts by negotiating best efforts provisions, which do not obligate it to complete contract deliverables.

Inventories

Inventories are stated at the lower of cost or market value, with cost computed on an average-cost basis. Cost includes labor, material and overhead costs, including product and process technology costs. Determining fair market value of inventories involves numerous judgments, including projecting average selling prices and sales volumes for future periods and costs to complete products in work in process inventories. As a result of this analysis, when fair market values are below GigOptix costs, GigOptix records a charge to cost of revenue in advance of when the inventory is scrapped or sold.

We evaluate our ending inventories for excess quantities and obsolescence on a quarterly basis. This evaluation includes analysis of historical and forecasted sales levels by product. Inventories on hand in excess of forecasted demand are provided for. In addition, we write off inventories that are considered obsolete. Obsolescence is determined from several factors, including competitiveness of product offerings, market conditions and product life cycles when determining obsolescence. Increases to the provision for excess and obsolete inventory are charged to cost of revenue. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. If this lower-cost inventory is subsequently sold, the related provision is matched to the movement of related product inventory, resulting in lower costs and higher gross margins for those products.

Our inventories include high-technology parts that may be subject to rapid technological obsolescence and which are sold in a highly competitive industry. If actual product demand or selling prices are less favorable than we estimate, we may be required to take additional inventory write-downs.

Long-Lived Assets and Intangible Assets

Long-lived assets include equipment, furniture and fixtures, leasehold improvements and intangible assets. GigOptix evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards, or (“SFAS”), No. 144, Accounting for Impairment of Disposal of Long-Lived Assets. When events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable, GigOptix tests for recoverability based on an estimate of undiscounted cash flows as compared to the asset’s carrying amount. If the carrying value exceeds the estimated future cash flows, the asset is considered to be impaired. The amount of impairment is measured as the difference between the carrying amount and the fair value of the impaired asset. Factors GigOptix considers important that could trigger an impairment review include continued operating losses, significant negative industry trends, significant underutilization of the assets and significant changes in the way GigOptix plans to use the assets.

The estimation of future cash flows involves numerous assumptions, which require our judgment, including, but not limited to, future use of the assets for our operations versus sale or disposal of the assets, future-selling prices for our products and future production and sales volumes. In addition, we must use our judgment in determining the groups of assets for which impairment tests are separately performed.

Income Taxes

As part of the process of preparing its consolidated financial statements, GigOptix is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating GigOptix current tax exposure and assessing temporary differences resulting from differing treatment of items, such as deferred revenues, for tax and accounting purposes. These differences result in deferred tax assets and liabilities. GigOptix then assesses the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent it establishes a valuation allowance or increases this allowance in a period, GigOptix will include an additional tax provision in its consolidated the statement of operations.

GigOptix makes significant judgments in determining its provision for income taxes, deferred tax assets and any valuation allowance recorded against net deferred tax assets. As of December 31, 2007, GigOptix did not record any deferred tax assets as a result of status as a limited liability company, or LLC, for tax purposes. As such, all income and loss were taxable to the LLC’s members as opposed to the entity itself.

In June 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation Number (“FIN”) 48, Accounting for Uncertainty in Income Taxes, which provides for a two-step approach to recognize and measure uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. GigOptix considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. Whether the more-likely-than-not recognition threshold is met for a tax position is a matter of judgment based on the individual facts and circumstances of that position evaluated in light of all available evidence. GigOptix adopted the provisions of FIN 48 effective December 9, 2008, the date of the merger with Lumera Corporation, resulting in no cumulative effect of adoption. There were no other significant adjustments during fiscal year 2008 related to GigOptix’ adoption of FIN 48. See Note 14, Income Taxes in the Notes to Consolidated Financial Statements for further discussion.

Stock-based Compensation

Prior to January 1, 2006, GigOptix’ equity compensation plans were accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion, or APB, No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No compensation expense was recorded for option grants issued prior to January 1, 2006, as the exercise price of the grants were greater than the fair value of the underlying common stock at the time of grant.

Effective January 1, 2006, the Company adopted SFAS No. 123—Revised 2004, Shared-Based Payment. SFAS No. 123(R) requires the measurement and recognition of compensation expenses for all unit-based awards to employees and directors, including employee stock options, restricted stock units and employee stock purchase rights based on their estimated fair values. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes previous accounting guidance under APB No. 25 and related interpretations and amends SFAS No. 95, Statement of Cash Flows. Under SFAS 123(R), the benefits of tax deductions in excess of recognized compensation cost has to be reported as a financing cash flow, rather than as an operating cash flow. This may reduce future net cash flows from operations and increase future net financing cash flows.

GigOptix estimates the fair value of stock options granted using a Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, along with certain policy elections in adopting and implementing SFAS 123(R), including the options’ expected life and the price volatility of our underlying stock options. Actual volatility, expected lives, interest rates and forfeitures may be different than our assumptions, which would result in an actual value of the options being different than estimated. This fair value of stock option grants is amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

Expected Term—GigOptix’ expected term used in the Black-Scholes valuation method represents the period that our stock options are expected to be outstanding and is derived from the historical expected terms of “guideline” companies selected based on similar industry and product focus.

Expected Volatility—GigOptix’ expected volatility used in the Black-Scholes valuation method is derived from a combination of historical and implied volatility of “guideline” companies selected based on similar industry and product focus.

Expected Dividend—GigOptix has never paid dividends and currently does not intend to do so, and accordingly, the dividend yield percentage is zero for all periods.

Risk-Free Interest Rate—The Company bases the risk-free interest rate used in the Black-Scholes valuation method on the implied yield currently available on U.S. Treasury constant maturities issued with a term equivalent to the expected term of the option.

As required by SFAS 123(R), GigOptix made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. When estimating forfeitures, GigOptix considers voluntary termination behavior as well as an analysis of actual option forfeitures.

Recent Accounting Pronouncements

Fair Value Measurement. In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 provides a framework that clarifies the fair value measurement objective within GAAP and its application under the various accounting standards where fair value measurement is allowed or required. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, FASB Staff Position, or FSP, No. 157-2 was issued which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The FSP partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, including interim periods within that fiscal year for items within the scope of the FSP. Effective January 1, 2008, GigOptix adopted SFAS No. 157 except as it applies to those nonfinancial assets and nonfinancial liabilities within the scope in FSP No. 157-2. The partial adoption of SFAS No. 157 did not have a material impact on GigOptix’ financial position and results of operations. GigOptix is currently assessing the impact of the adoption of SFAS No. 157 as it relates to nonfinancial assets and nonfinancial liabilities and has not yet determined the impact that the adoption will have on its financial position and results of operations.

Fair Value Option for Financial Assets and Financial Liabilities. In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 provides an option to report selected financial assets and liabilities at fair value. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 attempts to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 on January 1, 2008 did not impact GigOptix’ financial position and results of operations.

Business Combinations In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies and contingent consideration at their fair value on the acquisition date. It further requires that (1) acquisition- related costs be recognized separately from the acquisition and expensed as incurred, (2) restructuring costs generally be expensed in periods subsequent to the acquisition date, and (3) changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development, or IPR&D, is capitalized as an indefinite intangible asset and amortized over its estimated useful life once development is complete. The adoption of SFAS No. 141(R) will change GigOptix’ accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal year 2009.

Useful Life of Intangible Assets In April 2008, the FASB issued Financial Statement Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets. FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. GigOptix is required to adopt FSP No. 142-3 effective for fiscal years beginning after December 15, 2008. GigOptix is currently evaluating FSP No. 142-3 and has not yet determined the impact that the adoption will have on its financial position and results of operations.

Diluted EPS Calculation In June 2008, the FASB issued Financial Statement Position (“FSP) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.

FSP EITF 03-6-1 clarifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. GigOptix is currently evaluating FSP EITF 03-6-1 and has not yet determined the impact that the adoption will have on earnings per share.

Results of Operations

Revenue

Revenue for the periods reported was as follows:

	Years Ended December 31,
	2008	2007
	(In thousands, except percentages)
Revenue	$9,655	$3,177
Increase period over period	$6,478
Percentage increase, period over period	204%

Revenue for the year ended December 31, 2008 was $9.7 million, an increase of $6.5 million or 204% compared with $3.2 million for the year ended December 31, 2007. The increase in revenue is a result of organic growth in our telecom and broadband businesses, as well as key transactions, including the acquisition of Helix AG in January 2008 and the merger with Lumera Corporation in December 2008. The acquisition of Helix accounted for approximately $2.3 million of the revenue increase. In addition, a portion of the increase in revenue was additional revenue related to various product solutions having transitioned from the research and development stage to the commercialization stage. Shipments across all geographic regions were higher compared to a year ago, with shipments to Europe and the U.S. contributing 44% and 22%, respectively, to the total increase in revenue.

Gross Profit

Gross profit consists of revenue, less cost of revenue, which includes amortization of certain identified intangible assets. Cost of revenue consists primarily of the manufacture of saleable chips, including outsourced wafer fabrication and testing. Amortization expense of identified intangible assets, namely existing technology, is presented within of cost of revenue, as the intangible assets were determined to be directly attributable to revenue generating activities.

Cost of revenue and gross profit for the periods presented was as follows:

	Years Ended December 31,
	2008	2007
	(In thousands, except percentages)
Cost of revenue	$3,767	$1,815
Percentage of revenue	39%	57%
Increase period over period	$1,952
Percentage increase, period over period	108%

	Years Ended December 31,
	2008	2007
	(In thousands, except percentages)
Gross profit	$5,888	$1,362
Gross margin	61%	43%
Increase period over period	$4,526
Percentage increase, period over period	332%

Gross profit for the year ended December 31, 2008 was $5.9 million, or 61% of revenue, an increase of $4.5 million or 332% as compared to a gross profit of $1.4 million, or 43% of revenue, for the year ended December 31, 2007. The significant improvement in gross profit comparing to the prior period is primarily attributed to increased sales of high gross margin products to new global customers in the telecommunication industry, together with reductions in product manufacturing cost associated with the major cost reduction and supply management plans that the Company has implemented.

Research and Development Expense

Research and development expenses are expensed as incurred. Research and development costs consist primarily of consulting and engineering design, non-capitalized tools and equipment, equipment depreciation and employee compensation.

Research and development expense for the periods presented was as follows:

	Years Ended December 31,
	2008	2007
	(In thousands, except percentages)
Research and development expense	$4,369	$1,705
Percentage of revenue	45%	54%
Increase period over period	$2,664
Percentage increase, period over period	156%

Research and development expense for the year ended December 31, 2008 was $4.4 million compared to $l.7 million for the year ended December 31, 2007, an increase of $2.7 million or 156%. The increase in research and development expense primarily resulted from increased headcount and the associated compensation costs together with compensation expense of $0.7 million related to the retention of a key executive following the acquisition of Helix in January 2008.

Selling, General and Administrative Expense

Selling, general and administrative expenses consist primarily of salaries and benefits for management, marketing and administration personnel, as well as fees for consultants.

Selling, general and administrative expense for the periods presented was as follows:

	Years Ended December 31,
	2008	2007
	(In thousands, except percentages)
Selling, general and administrative expense	$8,131	$6,026
Percentage of revenue	84%	190%
Increase period over period	$2,105
Percentage increase, period over period	35%

Selling, general and administrative expense for the year ended December 31, 2008 was $8.1 million compared to $6.0 million for the year ended December 31, 2007, an increase of $2.1 million or 35%. This increase is primarily due to professional fees, including legal, accounting and auditing services, of $1.6 million associated with the acquisition of Helix and the merger with Lumera Corporation, and increased compensation costs related to increased headcount.

Acquired In-Process Research and Development

	Years Ended December 31,
	2008	2007
	(In thousands)
Acquired in-process research and development	$716	$—

In connection with the acquisition of Helix in January 2008, we allocated approximately $319,000 of the purchase price to acquired in-process research and development expense, or IPR&D. The amount allocated to IPR&D was immediately expensed in the period the acquisition was completed, as the associated project had not yet reached technological feasibility and no future alternative uses existed for the technology. Acquired IPR&D relates to projects under development associated with Helix’ 10Gbps VCSEL driver chip and 4-channel transimpedance amplifiers. The preliminary value assigned to acquired IPR&D was determined by considering the importance of products under development to the overall development plan, estimating costs to develop the purchased technology into commercially viable products, estimating resulting net cash flows from the projects when completed and discounting net cash flows to present value. The fair value of acquired IPR&D was determined using the income approach, which discounts expected cash flows to present value. At the date of acquisition, the projects under development were determined to be 30% complete, with net cash flows from the projects expected to commence in 2009.

In connection with the merger with Lumera in December 2008, we allocated approximately $397,000 of the purchase price to acquired IPR&D. Lumera was designing electro-optic components, specifically optical modulators, which will be used in high-speed optical networking and optical transmission applications. Lumera is working with certain telecommunication and networking companies as well as the US Department of Defense and government contractors to develop commercially viable electo-optic devices. While Lumera has made substantial progress in developing the products and shipped samples to various customers, there are still significant technical, production, and commercialization challenges which Lumera must overcome to bring the products to market. For the technology under development, we analyzed the stage of completion based on discussions with Lumera’s management about the accumulated costs incurred through the valuation date, costs required to complete the projects, time required to compete the projects, and an estimate of technical milestones remaining. The discounted cash flow model was used to value the IPR&D at fair value of $2.2 million which was decreased by an allocation of negative goodwill in the amount of $1.8 million resulting in $397,000 as the recorded fair value. See Note 7, Business Combinations, in the Notes to the Consolidated Financial Statements for further discussion. Since the development projects as of the date of the acquisition have yet to be proven technically and commercially viable, we had no alternative future use for the IPR&D. As such, the IPR&D was expensed in the year ended December 31, 2008.

Other Expense, Net and Interest Expense, Net

Other expense, net and interest expense, net for the periods presented were as follows:

	Years Ended December 31,
	2008	2007
	(In thousands)
Interest expense, net	$(394)	$(34)
Other expense, net	(116)	(4)

	$(510)	$(38)

Interest expense, net for the year ended December 31, 2008 increased by $360,000 as compared to the year ended December 31, 2007, of which $281,000 is attributable to the convertible promissory notes to Stellar Technologies LLC, which were converted in August 2008. The remaining $79,000 increase is related to interest expense on our line of credit with Silicon Valley Bank.

Other expense, net of $116,000 is primarily due to foreign currency transaction losses.

Benefit from (Provision for) Income Taxes

The benefit from (provision for) income taxes was approximately $144,000 in the year ended December 31, 2008, and approximately ($43,000) in the year ended December 31, 2007. The effective tax rate was 1.84% and (0.67)%, for the years ended December 31, 2008 and 2007, respectively. The benefit from income taxes during fiscal year 2008 relates to the amortization of a deferred tax liability, established upon the acquisition of the Company’s Swiss subsidiary in 2008. The provision for income taxes during 2007 relates to GigOptix’ Italian subsidiary that ceased operations during the third quarter of 2007.

Liquidity and Capital Resources

Cash and cash equivalents and cash flow data for the periods presented were as follows:

	December 31,
	2008	2007
	(In thousands)
Cash and cash equivalents	$6,871	$525

	Years Ended December 31,
	2008	2007
	(In thousands)
Net cash used in operating activities	$(6,746)	$(4,849)
Net cash provided by (used in) investing activities	$1,736	$(194)
Net cash provided by financing activities	$11,317	$5,167

GigOptix maintains a short-term line of credit under which it may borrow up to $800,000, based on net eligible accounts receivable. Borrowings under the line of credit bear interest at the bank’s prime rate plus 1.25% (5.25% as of December 31, 2008 and 8.79% as of December 31, 2007). The line of credit is available through April 15, 2009, on which date the Company is planning to terminate this line. Borrowings under the line are collateralized by a security interest in all of GigOptix’ accounts receivable. The line of credit also requires the Company to be in compliance with certain financial covenants of which it was in default. The Company was in default with the covenant to provide monthly financial statements to the bank as of December 31, 2008. The Company has obtained a waiver on the default from the bank as of December 31, 2008.

Operating Activities.

Operating activities used cash in fiscal year 2008 of $6.7 million, a result of a net loss of $7.7 million, increases in accounts receivable and unbilled receivables of $917,000, inventory of $269,000, other current and long term assets of $1.2 million, accounts payable of $446,000 and accrued liabilities and interest of $995,000, partially offset by non cash expenses for depreciation and amortization, stock based compensation and acquired IPR&D of $0.9 million, $321,000 and $716,000, respectively.

Operating activities used cash in fiscal year 2007, a result of a net loss of $6.5 million, increases in accounts receivable of $143,000, inventory of $345,000, other current and long term assets of $97,000 and accrued liabilities and interest of $2.1 million, partially offset by a decrease in accounts payable of $374,000 and non-cash expenses for depreciation and amortization and stock-based compensation of $272,000 and $64,000, respectively.

Investing Activities.

Net cash provided in investing activities for fiscal year 2008 was $1.7 million and consisted of net cash acquired in the merger with Lumera in December 2008 of $3.8 million, offset by net cash used in the acquisition of Helix in January 2008 of $1.7 million and purchases of fixed assets of $439,000, primarily related to purchases of computer and network equipment.

Net cash used in investing activities during fiscal year 2007 resulted from capital expenditures of approximately $194,000, primarily related to purchases of computer and network equipment.

Financing Activities.

Net cash provided by financing activities during fiscal year 2008 was $11.3 million and consisted of $2.7 million in proceeds from issuance of common stock to Stellar Technologies LLC, Avisan and Arjisan for $1.2 million, $500,000 and $1.0 million, respectively, $8.6 million proceeds from convertible notes issued to Stellar Technologies LLC and net proceeds from the line of credit with Silicon Valley Bank of $717,000, offset by repayment of notes payable of $700,000.

Net cash provided by financing activities during fiscal year 2007 related to the issuance of a convertible promissory note to Stellar Technologies LLC, resulting in proceeds of $2.1 million. Also in 2007, the issuance of an additional promissory note to Stellar Technologies LLC, provided proceeds of $3.4 million. In July 2007, iTerra formed GigOptix, a wholly owned subsidiary, as part of its reorganization plan. All of the assets and liabilities of iTerra, with the exception of the $45.8 million of debt and accrued interest due to iTerra’s primary member, were transferred to GigOptix along with all of iTerra’s operations and all intellectual property. Also during 2007, GigOptix received proceeds of approximately $83,000, net of repayments, from a line of credit. During fiscal year 2007, GigOptix used cash of approximately $409,000 for the repayment of capital lease obligations.

Historically, GigOptix has funded its operations from the proceeds of promissory notes issued to Stellar. On August 20, 2008, $10.3 million of convertible promissory notes that were issued to Stellar Technologies LLC in July 2007 and January 2008 were converted into 733,333 membership units of GigOptix LLC. Additionally, Stellar Technologies LLC agreed to provide additional funding totaling $1.2 million to GigOptix LLC, in consideration for 239,280 membership units. In August 2008, GigOptix LLC received proceeds of $500,000 in connection with the issuance of 85,150 membership units to an unrelated third party and in December 2008, GigOptix LLC received proceeds of $1.0 million in connection with the issuance of 361,866 membership units and 217,120 warrants to an unrelated third party. On December 10, 2008, as a result of the merger with Lumera Corporation, all membership units and warrants of GigOptix LLC converted into GigOptix, Inc. common shares at a conversion rate of 0.1375 membership units per share.

We have incurred significant losses since inception, attributable to our efforts to design and commercialize our products. We have managed our liquidity during this time through a series of cost reduction initiatives and through increasing our line of credit with our bank. Our ability to continue as a going concern is dependent on many events outside of our direct control, including, among other things; obtaining additional financing either privately or through public markets and consumers’ purchasing our products in substantially higher volumes. Our significant recent operating losses and negative cash flows, among other factors, raise substantial doubt as to our ability to continue as a going concern.

Off-Balance Sheet Arrangements

GigOptix does not use off-balance-sheet arrangements with unconsolidated entities or related parties, nor does GigOptix use other forms of off-balance-sheet arrangements such as special purpose entities and research and development arrangements. Accordingly, GigOptix is not exposed to any financing or other risks that could arise if we had such relationships.

Related Party Transactions

Historically, GigOptix and iTerra have funded their operations from the proceeds of promissory notes issued to Stellar Technologies LLC, iTerra’s primary member. Beginning in 2002, various promissory notes were issued by iTerra Communications LLC, the predecessor company of GigOptix, to Stellar. Borrowings under the notes bore interest at a fixed rate of 11% per annum and were collateralized by all of iTerra’s assets. The outstanding principal balance of such notes, including accrued interest, were classified as additional paid-in capital as part of a reorganization plan for iTerra in June 2007. In July 2007 and January 2008, GigOptix issued convertible promissory notes to Stellar, which bear interest at a rate of 6% per annum. In August 2008, such convertible notes were converted into membership units of GigOptix. Additionally, in August 2008, Stellar agreed to provide additional funding totaling $1.2 million to GigOptix in consideration for the issuance of membership units.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Company and its subsidiaries and the Report of Independent Registered Public Accounting Firm are included herein:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of GigOptix, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows present fairly, in all material respects, the financial position of GigOptix, Inc., and its subsidiaries (“the Company”) as of December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 in the Notes to the Consolidated Financial Statements, the Company has suffered recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/    PRICEWATERHOUSECOOPERS LLP

San Jose, CA

March 31, 2009

GIGOPTIX, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$6,871	$525
Accounts receivable, net	2,475	634
Inventories	1,019	538
Prepaid and other current assets	1,043	99

Total current assets	11,408	1,796
Property and equipment, net	771	391
Intangible assets, net	1,231	—
Restricted cash	749	—
Other assets	712	59

Total assets	$14,871	$2,246

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,496	$393
Accrued and other current liabilities	2,472	1,035
Convertible notes payable to related party	—	2,105
Line of credit	800	83

Total current liabilities	4,768	3,616
Pension liabilities	173	—
Deferred tax liabilities	118	—

Total liabilities	5,059	3,616
Commitments and contingencies (Note 16)
Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value; 1,000,000 shares authorized as of December 31, 2008; no shares issued and outstanding as of December 31, 2008 and 2007	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized as of December 31, 2008; 5,173,223 and 742,550 shares issued and outstanding as of December 31, 2008 and 2007, respectively	5	1
Additional paid-in capital	68,576	49,887
Accumulated deficit	(58,952)	(51,258)
Accumulated other comprehensive income	183	—

Total stockholders’ equity (deficit)	9,812	(1,370)

Total liabilities and stockholders’ equity (deficit)	$14,871	$2,246

See accompanying Notes to Consolidated Financial Statements

GIGOPTIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years ended December 31,
	2008	2007
Revenue	$9,655	$3,177
Cost of revenue	3,767	1,815

Gross profit	5,888	1,362

Research and development expense	4,369	1,705
Selling, general and administrative expense	8,131	6,026
Acquired in-process research and development	716	—

Total operating expenses	13,216	7,731

Loss from operations	(7,328)	(6,369)
Interest expense, net	(394)	(34)
Other expense, net	(116)	(4)

Net loss before benefit from (provision for) income taxes	(7,838)	(6,407)
Benefit from (provision for) income taxes	144	(43)

Net loss	$(7,694)	$(6,450)

Net loss per share—basic and diluted	$(5.78)	$(8.11)

Weighted average number of shares used in per share calculations—basic and diluted	1,332	795

See accompanying Notes to Consolidated Financial Statements

GIGOPTIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances at December 31, 2006	841,561	$1	$4,012	$(44,808)	$—	$(40,795)
Issuance of common stock	9,901	—	1	—	—	1
Cancellation of vested common stock due to termination	(108,912)	—	—	—	—	—
Cancellation of debt and accrued interest upon reorganization of iTerra	—	—	45,810	—	—	45,810
Stock-based compensation expense	—	—	64	—	—	64
Net loss	—	—	—	(6,450)	—	(6,450)

Balances at December 31, 2007	742,550	1	49,887	(51,258)	—	(1,370)
Issuance of common stock for cash	686,296	—	2,631	—	—	2,631
Issuance of common stock in connection with convertion of notes payable and accrued interest	733,333	1	10,319	—	—	10,320
Issuance of common stock in connection with acquisition of Lumera	3,011,044	3	5,176	—	—	5,179
Fair value of warrants issued in connection with acquisition of Lumera	—	—	173			173
Issuance of common stock warrant for cash	—	—	69	—	—	69
Grants of restricted stock units to non employees	—	—	11	—	—	11
Stock-based compensation expense	—	—	310	—	—	310
Foreign currency translation	—	—	—	—	183	183
Net loss	—	—	—	(7,694)	—	(7,694)

Balances at December 31, 2008	5,173,223	$5	$68,576	$(58,952)	$183	$9,812

See accompanying Notes to Consolidated Financial Statements

GIGOPTIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(7,694)	$(6,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	904	272
Stock-based compensation expense	321	64
Acquired in-process research and development	716	—
Deferred taxes, net	(144)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(917)	(143)
Inventories	(269)	(345)
Prepaid and other current assets	(592)	(99)
Other assets	(607)	2
Accounts payable	446	(374)
Accrued and other current liabilities	1,050	2,224
Pension liabilities	40	—

Net cash used in operating activities	(6,746)	(4,849)

Cash flows from investing activities:
Purchases of property and equipment	(439)	(194)
Cash paid for acquisition of Helix, net of cash acquired	(1,671)	—
Cash received in the acquisition of Lumera, net of acquisition costs	3,846	—

Net cash provided by (used in) investing activities	1,736	(194)

Cash flows from financing activities:
Proceeds from issuance of common stock and common stock warrants	2,700	—
Proceeds from notes payable to stockholder	—	3,388
Repayment of notes payable to stockholder	(700)	—
Proceeds from convertible notes payable to stockholder	8,600	2,105
Proceeds from line of credit	3,624	389
Repayment of line of credit	(2,907)	(306)
Repayment of capital lease obligations	—	(409)

Net cash provided by financing activities	11,317	5,167

Effect of exchange rates on cash and cash equivalents	39	—
Net increase in cash and cash equivalents	6,346	124
Cash and cash equivalents at beginning of year	525	401

Cash and cash equivalents at end of year	$6,871	$525

Supplemental disclosure of cash flow information:
Interest paid	$34	$25

Income tax paid	$—	$43

Supplemental disclosure of non-cash investing and financing activities:
Notes payable and accrued interest cancelled and recorded as additional paid-in capital	$—	$45,810

Issuance of common stock in connection with conversion of notes payable and accrued interest	$10,320	$—

Issuance of common stock and common stock warrants in connection with acquisition of Lumera	$5,352	$—

See accompanying Notes to Consolidated Financial Statements

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

Organization

GigOptix, Inc., (“GigOptix” or “the Company”) is a leading provider of electronic engines for the optically connected digital world and other advanced RF applications. GigOptix was incorporated in March 2008 under the laws of the state of Delaware and upon completion of the merger of GigOptix LLC and Lumera Corporation on December 9, 2008, became a public reporting company on December 10, 2008. GigOptix is a successor registrant to Lumera Corporation.

GigOptix business operations focus on the specification, design, development and sale of analog semiconductor integrated circuits, or ICs, multi-chip module solutions, or MCMs, and polymer modulators. GigOptix believes it is an industry leader in the fast growing market for electronic solutions that enable high-bandwidth optical connections found in telecommunications (telecom) systems, data communications (datacom) and storage systems, and, increasingly, in consumer electronics and computing systems.

GigOptix, Inc. was formed in March 2008 in order to facilitate a combination between GigOptix LLC and Lumera Corporation. Before the combination, which was effected by two mergers, which is referred to collectively as the “merger”, GigOptix was a wholly-owned subsidiary of Lumera Corporation, and was formed to complete the merger. GigOptix had no operations or material assets before the merger. As a result of the transaction set forth in the Agreement and Plan of Merger, dated as of March 27, 2008, among Lumera, GigOptix LLC, Galileo Merger Sub G, LLC and Galileo Merger Sub L, Inc., on December 9, 2008, the merger was completed and Lumera and GigOptix LLC became wholly owned subsidiaries of the GigOptix and GigOptix became the successor public registrant to Lumera Corporation.

At the time of the merger, Lumera was a developer of high performance proprietary electro-optic polymer materials and products based on these materials for various electro-optic applications and GigOptix LLC was a fabless semiconductor company specializing in the specification, design, development and sale of integrated circuits and electronic multi-chip module solutions.

Prior to the merger, GigOptix LLC was an Idaho limited liability company, headquartered in Palo Alto, California. GigOptix LLC was the successor company of iTerra Communications LLC, or iTerra, which was founded in 2000. In July 2007, as part of a reorganization plan, iTerra formed GigOptix LLC, a wholly-owned subsidiary. All of the assets and liabilities of iTerra, with the exception of the $45.8 million of debt and accrued interest due to iTerra’s primary member, were transferred to GigOptix LLC, along with all of iTerra’s operations and intellectual property.

In August 2007, GigOptix LLC implemented a restructuring plan to consolidate the research and development operations of its wholly-owned subsidiary, iTerra Communications SRL, based in Rome, Italy to its corporate headquarters in Palo Alto, California.

In January 2008, GigOptix LLC acquired Helix AG, or Helix, a company based in Switzerland, which designed and sold optical receiver transmitter array products consisting of driver and receiver arrays for 4-channel and 12-channel modules running at 3Gbps to 10Gbps per channel. The acquisition of Helix enabled GigOptix LLC to expand its product offering into short reach devices and systems.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

normal course of business. The Company has incurred significant losses since inception, attributable to its efforts to design and commercialize its products. For the years ended December 31, 2008 and 2007, the Company incurred net losses of $7.7 million and $6.5 million respectively, and cash outflows from operations of $6.7 million and $4.8 million respectively. As of December 31, 2008 and 2007, the Company had an accumulated deficit of $59.0 million and $51.3 million, respectively. The Company has managed its liquidity during this time through a series of cost reduction initiatives and through increasing the Company’s line of credit with its bank.

The Company’s ability to continue as a going concern is dependent on many events outside of its direct control, including, among other things; obtaining additional financing either privately or through public markets and consumers’ purchasing its products in substantially higher volumes. The Company’s significant recent operating losses and negative cash flows, among other factors, raise substantial doubt as to its ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Reclassifications

Certain prior-year amounts in the consolidated financial statements and the notes thereto have been reclassified where necessary to conform to the current presentation. These reclassifications did not affect the prior period stockholders’ deficit, net loss or net cash used in operating activities.

Basis of Presentation

The Company’s fiscal year ends on December 31. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The consolidated financial statements of the Company for the periods prior to December 9, 2008, presented herein, are the historical financial statements of GigOptix LLC, as GigOptix LLC was determined to be the accounting acquirer in the merger with Lumera Corporation. See Note 7, Business Combinations, for further discussion.

Merger Conversion

On December 9, 2008, the effective time of merger, GigOptix LLC membership units were converted into common stock of GigOptix, Inc. at a conversion ratio of 0.1375. All shares and per share amounts, including all common stock equivalents (stock options, warrants and restricted stock units) have been adjusted in the consolidated financial statements and in the notes to consolidated financial statements for all periods presented to reflect the merger conversion.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in United States requires management to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to allowances for doubtful accounts, inventory write-downs, valuation of long-lived assets, including property and equipment and identified intangible assets, valuation of deferred taxes and contingencies. In addition, the Company uses assumptions when employing the Black-Scholes option valuation model to calculate the fair value of stock granted. The Company bases its estimates of the carrying value of certain assets and liabilities on historical

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

experience and on various other assumptions that are believed to be reasonable under the circumstances, when these carrying values are not readily available from other sources. Actual results could differ from these estimates.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Revenue from sales of optical modulator drivers and receivers, MCMS, and other products is recognized in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition when persuasive evidence of a sales arrangement exists, transfer of title and acceptance, where applicable, occurs, the sales price is fixed or determinable and collection of the resulting receivable is reasonably assured. Revenue for product shipments is recognized upon acceptance of the product by the customer or expiration of the contractual acceptance period, after which there are no rights of return. Provisions are made for warranties at the time revenue is recorded. See Note 16 for further detail related to the warranty provision.

Customer purchase orders are generally used to determine the existence of an arrangement. Transfer of title and risk of ownership occur based on defined terms in customer purchase orders, and generally pass to the customer upon shipment, at which point goods are delivered to a carrier. There are no formal customer acceptance terms or further obligations, outside of our standard product warranty. The Company assesses whether the sales price is fixed or determinable based on the payment terms associated with the transaction. Collectability is assessed based primarily on the credit worthiness of the customer as determined through ongoing credit evaluations of the customer’s financial condition, as well as consideration of the customer’s payment history.

Revenue generated from engineering product development projects and the research and development cost reimbursement contracts, cost plus fixed fee type contracts, for the United States government is recorded in accordance with AICPA Statement of Position 81-1, Accounting for Performance of Construction Type and Certain Product Type Contracts, using the percentage of completion method measured on a cost-incurred basis. Changes in contract performance, contract conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined. Profit incentives are included in revenue when realization is assured. Losses, if any, are recognized in full as soon as identified. Losses occur when the estimated direct and indirect costs to complete the contract exceed the unrecognized revenue on the contract. The Company evaluates the reserve for contract losses on a contract-by-contract basis. No losses have been incurred on any contracts to date.

Unbilled accounts receivables, included as a component of accounts receivable on the balance sheet, comprises amounts of revenue recognized on contracts that the Company has not yet billed to a customer because the amounts were not contractually billable at the balance sheet date. The Company was contractually able to bill 93% of the unbilled accounts receivable balance at December 31, 2008 within 45 days of the year-end.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. The Company maintains cash with various financial institutions that management believes to be of high credit quality. At any time, amounts held at any single financial institution may exceed federally insured limits. The Company believes that the concentration of credit risk in its accounts receivable is substantially mitigated by the Company’s credit evaluation process, relatively

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

short collection terms and the high level of credit worthiness of its customers. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary but generally requires no collateral.

As of December 31, 2008, four customers accounted for 17%, 16%, 12% and 10% of total accounts receivable. As of December 31, 2007, two customers accounted for 26% and 20% of total accounts receivable.

For the year ended December 31, 2008, one customer accounted for 33% of revenue. For the year ended December 31, 2007, four customers accounted for 26%, 14%, 12% and 10% of revenue.

Inventories

Inventories are stated at the lower of cost or market value, with cost computed on an average-cost basis. Cost includes labor, material and overhead costs, including product and process technology costs. Determining fair market value of inventories involves numerous judgments, including projecting average selling prices and sales volumes for future periods and costs to complete products in work in process inventories. As a result of this analysis, when fair market values are below costs, the Company records a charge to cost of revenue in advance of when the inventory is scrapped or sold.

The Company evaluates its ending inventories for excess quantities and obsolescence on a quarterly basis. This evaluation includes analysis of historical and forecasted sales levels by product. Inventories on hand in excess of forecasted demand are provided for. In addition, the Company writes off inventories that are considered obsolete. Obsolescence is determined from several factors, including competitiveness of product offerings, market conditions and product life cycles when determining obsolescence. Increases to the provision for excess and obsolete inventory are charged to cost of revenue. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. If this lower-cost inventory is subsequently sold, the related provision is matched to the movement of related product inventory, resulting in lower costs and higher gross margins for those products.

The Company’s inventories include high-technology parts that may be subject to rapid technological obsolescence and which are sold in a highly competitive industry. If actual product demand or selling prices are less favorable than estimate, the Company may be required to take additional inventory write-downs.

Property and Equipment

Property and equipment, including leasehold improvements, are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Leasehold improvements are depreciated over the lesser of their estimated useful lives or the remaining lease term.

Long-lived Assets

Long-lived assets include equipment, furniture and fixtures, leasehold improvements and intangible assets. The Company evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS“) No. 144, Accounting for Impairment of Disposal of Long-Lived Assets. When events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable, the Company tests for recoverability by comparing the estimate of undiscounted cash flows to be generated by the assets as compared to the asset’s carrying amount. If the carrying value exceeds the estimated future cash flows, the asset is considered to be impaired. The amount of impairment is measured as the difference between

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the carrying amount and the fair value of the impaired asset. Factors the Company considers important that could trigger an impairment review include continued operating losses, significant negative industry trends, significant underutilization of the assets and significant changes in how the Company plans to use the assets. No impairment charges were recorded in the periods presented.

Intangible assets are amortized on a straight-line basis over their estimated economic lives of three years for existing technology; five years for patents; one year for order backlog; and three years for customer relationships.

Restricted Cash

Restricted cash consist of $700,000 in satisfaction of the letter of credit provisions of the Company’s Bothell, Washington facility lease which has a lease term of five years and $49,000 held in an escrow account related to a lease agreement of the Zurich, Switzerland facility. The restricted cash consists of amounts in interest-bearing cash accounts, classified as long term due to the length of the lease commitment.

Pension Liabilities

The Company maintains pension plans covering minimum requirements according to Swiss law for its Zurich, Switzerland employees. The Company accounts for such pension plans in accordance with SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Retirement Plans. SFAS No. 158 requires the Company to recognize the funded status of its defined benefit pension and post-retirement benefit plans on its balance sheets and changes in the funded status to be reflected in comprehensive income.

Net periodic pension costs are calculated based upon a number of actuarial assumptions, including a discount rate for plan obligations, assumed rate of return on pension plan assets and assumed rate of compensation increases for plan employees. All of these assumptions are based upon management’s judgment, considering all known trends and uncertainties. Actual results that differ from these assumptions would impact the future expense recognition and cash funding requirements of the Company’s pension plans.

Foreign Currency Translations

The financial position and results of operations of the Company’s foreign subsidiaries are measured using the local currency as their functional currency in consideration of SFAS No. 52, Foreign Currency Translation. Accordingly, all assets and liabilities for these subsidiaries are translated into U.S. dollars at the current exchange rates as of the respective balance sheet date. Revenue and expense items are translated at the average exchange rates prevailing during the period. Cumulative gains and losses from the translation of these subsidiaries’ financial statements are reported as a separate component of “Accumulated other comprehensive income (loss)”.

Product Warranty

The Company’s products are generally subject to warranty, which provides for the repair or replacement of products (at the Company’s option) that fail to perform within stated specification. The Company provides for the estimated cost to repair or replace the product at the time of sale. The warranty accrual is estimated based on historical claims and assumes that the Company will replace products subject to claims.

Research and Development Expense

Research and development expenses are expensed as incurred. Research and development costs consist primarily of consulting and engineering design, non-capitalized tools and equipment, equipment depreciation and employee compensation.

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising Expense

Advertising costs are expensed as incurred. Advertising expenses, which are recorded in selling, general and administrative expenses were approximately $99,000 and $46,000 for the years ended December 31, 2008 and 2007, respectively.

Stock-Based Compensation

Prior to January 1, 2006, the Company’s equity compensation plans were accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion, or APB, No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No compensation expense was recorded for option grants issued prior to January 1, 2006, as the exercise price of the grants were greater than the fair value of the underlying common stock at the time of grant.

On January 1, 2006, the Company adopted SFAS No. 123—Revised 2004, Shared-Based Payment. SFAS No. 123(R) requires the measurement and recognition of compensation expenses for all equity awards to employees and directors, including employee stock options, restricted stock units and employee stock purchase rights based on their estimated fair values. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes previous accounting guidance under Accounting Principles Board No. 25, Accounting for Stock Issued to Employees and related interpretations and amends SFAS No. 95, Statement of Cash Flows. Under SFAS 123(R), the benefits of tax deductions in excess of recognized compensation cost has to be reported as a financing cash flow, rather than as an operating cash flow. This may reduce future net cash flows from operations and increase future net financing cash flows.

Comprehensive Loss

Comprehensive loss includes net loss and foreign currency translation adjustments arising from the consolidation of the Company’s foreign subsidiaries. The components of comprehensive loss are as follows:

	Years ended December 31,
	2008	2007
	(In thousands)
Net loss	$(7,694)	$(6,450)
Foreign currency translation adjustment	183	—

Comprehensive loss	$(7,511)	$(6,450)

Net Loss per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding. The number of shares used in the computation of diluted net loss per share is the same as those used for the computation of basic net loss per share as the inclusion of dilutive securities would be anti-dilutive because the Company is in a loss position for the periods presented.

Income Taxes

The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

taxes result from differences between the financial and tax basis of the Company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

The Company has not provided for U.S. income taxes and foreign withholding taxes on undistributed earnings for certain non-U.S. subsidiaries as of December 31, 2008. The Company intends to reinvest these earnings indefinitely in operations outside the United States. These earnings include 100% of the accumulated undistributed earnings of the Company’s subsidiary in Switzerland.

The calculation of tax liabilities involves dealing with uncertainties in the application of complex global tax regulations. The Company recognizes potential liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

The Company adopted the provisions of FIN 48 effective December 9, 2008, the date of the merger with Lumera Corporation, resulting in no cumulative effect of accounting change. There were no significant adjustments during the years ended December 31, 2008 or 2007 related to the Company’s adoption of FIN 48.

NOTE 3—RECENT ACCOUNTING PRONOUNCEMENTS

Fair Value Measurement

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 provides a framework that clarifies the fair value measurement objective within GAAP and its application under the various accounting standards where fair value measurement is allowed or required. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, FASB Staff Position, or FSP, No. 157-2 was issued which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The FSP partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, including interim periods within that fiscal year for items within the scope of the FSP. Effective January 1, 2008, the Company adopted SFAS No. 157 except as it applies to those nonfinancial assets and nonfinancial liabilities within the scope in FSP No. 157-2. The partial adoption of SFAS No. 157 did not have a material impact on the Company’s financial position and results of operations. The Company is currently assessing the impact of the adoption of SFAS No. 157 as it relates to nonfinancial assets and nonfinancial liabilities and has not yet determined the impact that the adoption will have on the Company’s financial position and results of operations.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 provides an option to report selected financial assets and liabilities at fair value.

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 attempts to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 on January 1, 2008 did not impact the Company’s financial position and results of operations.

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies and contingent consideration at their fair value on the acquisition date. It further requires that (1) acquisition-related costs be recognized separately from the acquisition and expensed as incurred, (2) restructuring costs generally be expensed in periods subsequent to the acquisition date, and (3) changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development, or IPR&D, is capitalized as an indefinite intangible asset and amortized over its estimated useful life once development is complete. The adoption of SFAS No. 141(R) will change the Company’s accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal year 2009.

Useful Life of Intangible Assets

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The Company is required to adopt FSP No. 142-3 effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating FSP No. 142-3 and has not yet determined the impact that the adoption will have on its financial position and results of operations.

Diluted EPS Calculation

In June 2008, the FASB issued Financial Statement Position (“FSP) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 clarifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. GigOptix is currently evaluating FSP EITF 03-6-1 and has not yet determined the impact that the adoption will have on earnings per share.

NOTE 4—REORGANIZATION OF ITERRA

In July 2007, as part of a reorganization plan, iTerra formed GigOptix LLC, a wholly-owned subsidiary. All of the assets and liabilities of iTerra, with the exception of the $45.8 million of debt and accrued interest due to iTerra’s primary member, were transferred to GigOptix LLC, together along with all of iTerra’s operations and intellectual properties.

The $45.8 million of debt and accrued interest due to iTerra’s primary member at the date of GigOptix LLC formation was recorded as additional paid-in capital in the accompanying consolidated financial statements, as GigOptix LLC is not obligated to repay this debt.

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5—BALANCE SHEET COMPONENTS

Accounts receivable, net, consisted of the following:

	December 31,
	2008	2007
	(In thousands)
Billed accounts receivable	$2,014	$654
Unbilled accounts receivable	469	—
Allowance for doubtful accounts	(8)	(20)

	$2,475	$634

Inventories consisted of the following:

	December 31,
	2008	2007
	(In thousands)
Raw materials	$670	$261
Work in process	147	—
Finished goods	202	277

	$1,019	$538

Prepaid and other current assets consisted of the following:

	December 31,
	2008	2007
	(In thousands)
Escrowed payment related to continued employment	$700	$—
Other	343	99

	$1,043	$99

Property and equipment, net consisted of the following:

	Depreciable Life	December 31,
		2008	2007
	(In years)	(In thousands)
Network and laboratory equipment	3 – 5	$3,910	$3,333
Computer software and equipment	3	272	240
Furniture and fixtures	3 – 10	113	103
Office equipment	3 – 5	72	50
Leasehold improvements	1 – 5	38	—
Construction-in-progress	—	13	26

		$4,418	$3,752
Accumulated depreciation and amortization		(3,647)	(3,361)

Property and equipment, net		$771	$391

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation and amortization expense related to property and equipment was $0.3 million for each of the years ended December 31, 2008 and 2007.

Other assets consisted of the following:

	December 31,
	2008	2007
	(In thousands)
Escrowed payment related to continued employment	$600	$—
Other	112	59

	$712	$59

Accrued and other current liabilities consisted of the following:

	December 31,
	2008	2007
	(In thousands)
Accrued legal and professional services	$1,043	$114
Accrued compensation and related taxes	536	601
Sales tax payable	380	6
Warranty accrual	120	140
Short-term deferred tax liabilities	15	—
Other	378	174

	$2,472	$1,035

NOTE 6—NET LOSS PER SHARE

	Years ended December 31,
	2008	2007
	(In thousands, except share and per share amounts)
Net loss	$(7,694)	$(6,450)

Shares used in computation:

Weighted average shares outstanding—basic and diluted	1,332	795

Net loss per share—basic and diluted	$(5.78)	$(8.11)

The following table summarizes securities outstanding which were not included in the calculation of diluted net loss per share because to do so would have been anti-dilutive:

	December 31,
	2008	2007
Stock options	2,254,589	597,260
Common stock warrants	1,446,211	—

Total	3,700,800	597,260

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the merger with Lumera, which closed in December 2008, the Company has retroactively adjusted the share numbers disclosed in prior periods to give effect to the exchange ratio which was used in the merger to convert the membership units of GigOptix LLC to shares of common stock of GigOptix, Inc.

In addition, the weighted average shares outstanding for the year ended December 31, 2007 have been revised to include approximately 109,000 shares (on a post-exchange ratio basis) that were previously omitted. This revision had the effect of reducing net loss per share from $9.40 to $8.11 for the year ended December 31, 2007.

NOTE 7—BUSINESS COMBINATIONS

Acquisition of Lumera Corporation

On December 9, 2008, GigOptix LLC completed a merger with Lumera Corporation, a company established to develop, manufacture and market devices using proprietary polymer materials and formed GigOptix, Inc (“the Company”). The merger was intended to continue to extend GigOptix LLC’s commercialization strategy, product platform and sales and marketing channels, while leveraging Lumera’s proprietary polymer research and development expertise and modulator product platform to become an industry leader in the delivery of electronic engines for optically connected communications systems. The merger was treated as tax free reorganization; existing securities holders of Lumera and GigOptix LLC each owned approximately 50% of the outstanding securities of the Company, including options and warrants. Under the provisions of SFAS No. 141, Business Combinations, GigOptix LLC was the acquiring entity for purposes of applying the purchase method of accounting. Accordingly, Lumera, as the acquiree, had expensed its legal, financial advisory, printing and other expenses associated with the proposed transaction. As GigOptix LLC was the accounting acquirer; the historical financial statements of GigOptix LLC became the historical financial statements of the Company. The net assets, including identifiable intangible assets and liabilities of Lumera as of the effective time of the merger were recorded at their respective fair values and added to those of GigOptix LLC. The results of operations of Lumera were combined with the results of operations of GigOptix LLC and were included in the results of operations of the Company, beginning December 10, 2008.

The purchase consideration for the merger was approximately $6.3 million, which includes direct acquisition costs incurred by the Company. Components of the total purchase price consideration are as follows:

(In thousands)
Fair value of common stock issued	$5,179
Fair value of common stock warrants issued	173
Direct acquisition costs	910

Total purchase consideration	$6,262

In accordance with EITF No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination, the fair value of common stock issued in connection with the merger was determined using a per share price of $1.72, which reflects GigOptix’ closing price on December 9, 2008, the date the merger was completed. The Company issued approximately 3.0 million shares of common stock to purchase Lumera Corporation. In connection with the Lumera merger, the Company also issued stock options to purchase 251,455 shares of common stock to replace the existing awards of the option holders of Lumera. The fair value of the options calculated using a Black-Scholes option pricing model was insignificant and hence was not reflected in the purchase price consideration. The Company also issued warrants to purchase 488,818 shares of common stock. In accordance with the terms of the definitive agreement, the conversion value of the warrants was based on the exercise price of each warrant divided by a conversion

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ratio of 0.125. The fair value of the warrants, estimated using a Black-Scholes option pricing model, was approximately $173,000. See Note 13, Stockholders’ Equity (Deficit), for discussion of this model and method of determining the valuation assumptions.

The merger was accounted for using the purchase method of accounting. The purchase price was allocated based on the estimated fair values of tangible and identifiable intangible assets acquired and liabilities assumed in the merger. The estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed was in excess of the purchase price resulting in negative goodwill of approximately $4.4 million, which was allocated to the fair values of acquired long-lived tangible and intangible assets, including acquired in-process research and development, or IPR&D, on a pro-rata basis resulting in a reduction of their recorded amounts. The total purchase price was allocated to the assets acquired and liabilities assumed as follows:

(In thousands)
Net tangible assets acquired:
Cash and cash equivalents	$4,756
Accounts receivable	771
Prepaid expenses and other current assets	176
Restricted cash	700
Property and equipment	193
Other assets	46
Accounts payable	(592)
Other current liabilities	(562)

5,488

Intangible assets acquired:
Patents	377
Acquired in-process research and development	397

$6,262

The fair value of the acquired patents was determined based on the market approach, known as the relief from royalty method. This method is based on the premise that the intangible asset owner would be willing to pay a reasonable royalty rate to license in the patented technology. License rates are estimated from an analysis of market-derived data for licenses of comparable technology and based on the analysis, the assumed royalty rate calculated is 6%. The intangible patent asset acquired has estimated economic life of approximately 5 years. The associated amortization expense is presented as a component of cost of revenue.

Acquired IPR&D relates to projects under development associated with electro-optic components, specifically optical modulators, which will be used in high-speed optical networking and optical transmission applications. The preliminary value assigned to acquire IPR&D was determined by considering the importance of products under development to the overall development plan, estimating costs to develop the purchased technology into commercially viable products, estimating resulting net cash flows from the projects when completed and discounting net cash flows to present value. The fair value of acquired IPR&D was determined using the income approach, which discounts expected cash flows to present value. At the date of merger, the projects under development were determined to be approximately 87% complete, with net cash flows from the projects expected to commence in 2008. In connection with the merger, approximately $397,000 of acquired IPR&D was expensed in the year ended December 31, 2008.

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro Forma Financial Information (Unaudited)

The results of Lumera’s operations have been included in the Company’s consolidated statements of operations since its acquisition date. The unaudited pro forma financial information reflected the consolidated results of operations as if the acquisition of Lumera occurred at the beginning of each period and included the amortization of the resulting identifiable acquired intangible assets and a charge of $397,000 for acquired IPR&D, for each period presented. The unaudited pro forma financial data is provided for illustrative purposes only and is not necessarily indicative of the consolidated results of operations for future periods or that actually would have been realized had the acquisition occurred at the beginning of each of the periods presented.

	Years ended December 31,
	2008	2007
	(In thousands, except per share amounts)
Pro forma revenue	$14,481	$5,951
Pro forma net loss	$(19,604)	$(22,698)
Pro forma basic and diluted loss per share	$(4.72)	$(5.97)
Weighted average number of shares used in per share calculations—basic and diluted	4,156	3,802

Acquisition of Helix AG

In January 2008, GigOptix LLC completed the acquisition of Helix AG, a private company registered in Zurich, Switzerland. Helix designs and sells optoelectronic integrated circuits and vertical cavity surface emitting laser drivers. The aggregate purchase consideration for this acquisition was approximately $2.5 million, which includes direct transaction costs.

In addition, the agreement calls for contingent payments totaling $2.0 million to be made to a former Helix employee and stockholder, contingent upon his continued employment with GigOptix LLC through the third anniversary of the acquisition close date. Any payments are automatically forfeited if the employment contingency is not met and accordingly, the payments made are recorded as compensation expense, with $700,000 being recorded as a research and development expense in the year ended December 31, 2008. At December 31, 2008, the Company had remaining $1.3 million deposited in an escrow account, which represents the maximum contingent payment due under the agreement, of which $700,000 and $600,000 were classified within “prepaid and other current assets” and “other assets” in the consolidated balance sheet, respectively.

The operating results of Helix have been included in GigOptix’ consolidated financial results since the January 15, 2008 acquisition close date. The components of the purchase price consideration were as follows:

(In thousands)
Cash paid	$2,400
Direct acquisition costs	143

Total purchase consideration	$2,543

The acquisition was accounted for using the purchase method of accounting. The purchase price was allocated based on the estimated fair values of tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition. The estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed was in excess of the purchase price resulting in negative goodwill. Negative goodwill of approximately $790,000 has been allocated to the fair values of acquired long-lived assets, including acquired

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in-process research and development, or IPR&D, on a pro-rata basis, resulting in a reduction of their recorded amounts. The total purchase price was allocated to the assets acquired and liabilities assumed as follows:

(In thousands)
Net tangible assets acquired:
Cash	$872
Restricted cash	45
Accounts receivable	139
Inventories	195
Other current assets	155
Property and equipment	20
Other current liabilities	(198)
Pension liabilities	(123)

1,105
Net deferred tax liabilities	(278)
Intangible assets acquired:
Existing technology	1,116
Order backlog	157
Customer relationships	124
Acquired in-process research and development	319

$2,543

Intangible assets consist of existing technology, order backlog and customer relationships. Existing technology relates to Helix’s product portfolio of laser drivers, and limiting amplifiers which have reached technological feasibility and are currently generating revenue. Accordingly, the associated amortization expense is presented as a component of cost of revenue.

Acquired IPR&D relates to projects under development associated with Helix’s 10Gbps VCSEL driver chip and 4-channel TIAs. The preliminary value assigned to acquired IPR&D was determined by considering the importance of products under development to the overall development plan, estimating costs to develop the purchased technology into commercially viable products, estimating resulting net cash flows from the projects when completed and discounting net cash flows to present value. The fair value of acquired IPR&D was determined using the income approach, which discounts expected cash flows to present value. At the date of acquisition, the projects under development were determined to be approximately 30% complete, with net cash flows from the projects expected to commence in 2009. In connection with the acquisition, approximately $319,000 of acquired IPR&D was expensed in 2008.

Pro Forma Financial Information (Unaudited)

The results of Helix’s operations have been included in the Company’s consolidated statements of operations since its acquisition date. The unaudited pro forma financial information reflected the consolidated results of operations as if the acquisition of Helix occurred at the beginning of 2007 and included the amortization of the resulting identifiable acquired intangible assets and a charge of $319,000 for acquired IPR&D. Pro forma information for 2008 is not presented, as the acquisition occurred on January 15, 2008, which is sufficiently close to the beginning of the period that the results of Helix are reflected in the consolidated statement of operations for the year ended December 31, 2008. The unaudited pro forma financial data is provided for illustrative purposes only and is not necessarily indicative of the consolidated results of operations for future periods or that actually would have been realized had the acquisition occurred at the beginning of the period presented.

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year ended December 31,
2007
(In thousands, except per share amounts)
Pro forma revenue	$5,152
Pro forma net loss	$(6,948)
Pro forma basic and diluted loss per share	$(8.74)
Weighted average number of shares used in per share calculations—basic and diluted	795

NOTE 8—INTANGIBLE ASSETS

Intangible assets at December 31, 2008 consist of the following:

	Gross	Accumulated Amortization	Net (1)
	(In thousands)
Existing technology	$1,167	$(396)	$771
Order backlog	167	(167)	—
Customer relationships	130	(44)	86
Patents	377	(3)	374

Total intangible assets	$1,841	$(610)	$1,231

(1)	Includes foreign currency translation adjustments totaling approximately $93,000 as of December 31, 2008.

Amortization expense of intangible assets included in cost of revenue and selling, general and administrative expenses was approximately $211,000 and $399,000, respectively during the year ended December 31, 2008. There were no intangible assets at December 31, 2007 or amortization during the year ended December 31, 2007.

Estimated future amortization expense related to intangible assets as of December 31, 2008 is as follows:

Years ending December 31,	Amount
(In thousands)
2009	$504
2010	504
2011	75
2012	75
2013	73

Total	$1,231

NOTE 9—LINE OF CREDIT

The Company maintains a short-term line of credit under which it may borrow up to $0.8 million based on net eligible accounts receivable. Borrowings under the line of credit bear interest at the bank’s prime rate plus 1.25% (5.25% as of December 31, 2008 and 8.79% as of December 31, 2007). The line of credit is available through April 15, 2009. Borrowings under the line of credit are collateralized by a security interest in all of the Company’s assets. The line of credit also requires the Company to be in compliance with certain financial covenants, of which it was in default with the covenant to provide monthly financial statements to the bank as of December 31, 2008. The Company has obtained a waiver on the default from the bank as of December 31, 2008.

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10—CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE TO STOCKHOLDER

Beginning in 2002, various promissory notes were issued by iTerra to Stellar Technologies LLC, or Stellar, its primary member. The notes bear interest at a fixed rate of 11% per annum and are collateralized by all of iTerra’s assets. As part of the reorganization of iTerra in June 2007, as further discussed in Note 4, Reorganization of iTerra, the outstanding principal balance of the notes payable and accrued interest due to iTerra’s primary member at the time of the reorganization was retained by iTerra. The outstanding principal balance and accrued interest of approximately $45.8 million was recorded as additional paid-in capital in the GigOptix financial statements, as GigOptix is not obligated to repay this debt.

On July 1, 2007, GigOptix issued a convertible promissory note to Stellar providing the Company up to $7.0 million in principal borrowings with an initial maturity date of July 1, 2008. The maturity date on the notes was subsequently amended to December 31, 2008. Borrowings on the note bear interest at a rate of 6% per annum. As of December 31, 2007, the principal balance outstanding on this note was approximately $2.1 million; and accrued interest on the note was approximately $35,000. The outstanding principal balance of the notes payable and accrued interest of $6.3 million and $0.2 million, respectively, were fully converted into 460,838 shares of common stock on August 20, 2008.

On January 14, 2008, the Company entered into a second convertible promissory note with Stellar providing up to $4.4 million in principal borrowings with a maturity date of December 31, 2008. Borrowings on the note bear interest at a rate of 6% per annum. The outstanding principal balance of the notes payable and accrued interest of $3.7 million and $0.1 million, respectively, were fully converted into 272,495 shares of common stock on August 20, 2008.

NOTE 11—RESTRUCTURING OF GIGOPTIX

During 2007, GigOptix implemented a restructuring plan to terminate the research and development activities of its subsidiary located in Italy. In connection with the restructuring plan, the Company recorded charges of approximately $166,000 which related to severance and benefits for two employees not relocating to its California facility. The restructuring expense were included in research and development expense in the consolidated statement of operations during the year ended December 31, 2007.

The following table provides a summary of the activities related to the Company’s restructuring accrual:

	Years ended December 31,
	2008	2007
	(In thousands)
Beginning balance	$86	$—
Charged to expense	—	166
Cash payments	(86)	(80)

Ending balance	$—	$86

NOTE 12—BENEFIT PLAN

In connection with the acquisition of Helix, the Company assumed a pension plan covering minimum requirements according to Swiss law. The Company has set up the occupational benefits by means of an affiliation to a collective foundation, the Swisscanto Foundation.

Funding Policy: The Company’s practice is to fund the pension plan in an amount at least sufficient to meet the minimum requirements of Swiss law.

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Benefit Obligations and Plan Assets

The following tables summarize changes in the benefit obligation, the plan assets and the funded status of the pension benefit plan as well as the components of net periodic benefit costs, including key assumptions.

Year ended December 31, 2008
(In thousands)
Change in projected benefit obligation:
Beginning benefit obligation (1)	$397
Service cost	26
Interest cost	16
Plan participants contributions	22
Other contributions	90
Foreign exchange adjustments	30
Actuarial gain	(10)
Benefits paid	(26)

Ending benefit obligation	$545

Change in plan assets:
Beginning fair value of plan assets (1)	$273
Employer contributions	22
Plan participants contributions	22
Other contributions	90
Foreign exchange adjustments	20
Expected return on plan assets	(29)
Benefits paid	(26)

Ending fair value of plan assets	$372

(1)	The beginning balance amounts were recorded as part of purchase accounting in January 2008, when the Company assumed the pension plan.

The following table summarizes the funding status as of December 31, 2008:

December 31, 2008
(In thousands)
Projected benefit obligation	$(545)
Fair value of plan assets	372

Funded status of the plan at the end of the year, recorded as long-term liability	$(173)

The total net periodic pension cost for the year ending December 31, 2009 is expected to be approximately $31,000.

As of December 31, 2008, the total accumulated benefit obligation of $0.4 million and the projected benefit obligation of $0.5 million both exceeded the plan assets.

Assumptions

Weighted average assumptions used to determine benefit obligations as of December 31, 2008 for the plan were a discount rate at 3.25% and rate of compensation increase at 1.5%.

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Weighted average assumptions used to determine costs for the plan as of December 31, 2008 were a discount rate at 3.25%, rate of compensation increase at 1.5% and expected return on assets at 3.00%.

Net Periodic Benefit Costs

The net periodic benefit cost for the plan included the following components:

Year ended December 31, 2008
(In thousands)
Service cost	$26
Interest cost	16
Expected return on assets	(13)

Net periodic benefit cost	$29

Plan Assets

The benefits are fully insured. There are no retirees and the plan assets are equal to the sum of the old-age savings and of various other accounts within the affiliation contract.

The allocation of the assets of the plan at the measurement dates were 100% in cash and cash equivalents.

Contributions

The Company expects to make contributions to the plan of approximately $23,000 in the year ending December 31, 2009. Actual contributions may differ from expected contributions due to various factors, including performance of plan assets, interest rates and potential legislative changes. The Company is not able to estimate expected contributions beyond fiscal year 2009.

Estimated Future Benefit Payments

The following table summarizes expected benefit payments through 2018. Actual benefit payments may differ from expected benefit payments.

Years ending December 31,	Payments
(In thousands)
2009	$24
2010	24
2011	24
2012	24
2013	24
2014 through 2018	118

$238

NOTE 13—STOCKHOLDERS’ EQUITY (DEFICIT)

Common and Preferred Stock

In December 2008, the Company’s stockholders approved an amendment to the Certificate of Incorporation to authorize 50,000,000 shares of common stock of par value $0.001. In addition, the Company is authorized to issue 1,000,000 shares of undesignated preferred stock of $0.001 par value, for which the Board of Directors is

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

authorized to fix the designation, powers, preferences and rights. As of December 31, 2008 and December 31, 2007, there were no shares of preferred stock issued or outstanding.

Warrants

Under the terms of the Agreement and Plan of Merger, dated as of March 27, 2008, upon completion of the merger with Lumera, existing stockholders of GigOptix LLC will own approximately 50% of the outstanding securities, including equity awards and warrants, of the Company. In December 2008, in connection with maintaining the 50% stock ownership, the Company issued warrants to purchase 660,473 shares of common stock to Stellar as follows: 51,278 shares at $17.54 per share; 55,050 shares at $29.27 per share; 128,736 shares at $39.20 per share; 16,391 shares at $70.47 per share; 181,318 shares at $59.92 per share; 22,500 shares at $24.00 per share; and 205,200 shares at $6.08 per share. Such warrants are immediately exercisable at the date of grant and without any exchange of consideration. In addition, the Company issued additional warrants to purchase 79,800 shares of common stock to the Company’s executives. The warrants are immediately exercisable at the date of grant at an exercise price of $6.08 per share. The warrants expire on July 16, 2013. The estimated fair value of this warrant was approximately $39,000, determined at the date of grant, using the following assumptions: risk free interest rate of 1.55%, volatility of 75%, contractual life of five years, and dividend yield of zero. The fair value of these warrants was expensed within stock-based compensation expense in fiscal year 2008. As of December 31, 2008, all of these warrants remained outstanding.

In December 2008, the Company issued 361,866 shares of common stock and 217,120 warrants to purchase common stock to a private investor for consideration of $1.0 million. The warrants are immediately exercisable at the date of grant at an exercise price of $4.87 per share, subject to adjustment upon certain events. The warrants expire on December 4, 2011. The estimated fair value of the warrants was approximately $69,000, determined as the date of grant, using the following assumptions: risk free interest rate of 1.11%, volatility of 75%, contractual life of three years, and dividend yield of zero. The Company assessed the classification of the warrants in accordance with EITF-00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and determined that the warrants qualify for equity classification. As of December 31, 2008, 217,120 of these warrants remained outstanding.

In connection with obtaining the line of credit as disclosed in Note 9, the Company issued 4,125 warrants to purchase common stock with an exercise price of $0.73 per share. The warrants have a ten-year life from the date of issuance. As of December 31, 2008, these warrants were outstanding. The fair value of the warrants issued was estimated using a Black-Scholes option-pricing model.

In connection with the merger with Lumera as disclosed in Note 7, the Company issued warrants to purchase approximately 488,818 shares of common stock with exercise price range from $6.08 to $70.40 as discussed in the following paragraphs. The estimated fair value of the warrants was determined as of December 9, 2008, the date the merger was completed, using the following assumptions: risk free interest rate of 1.61%, volatility of 75%, contractual life of five years, and dividend yield of zero. The fair value of the warrants was $173,000 and was included in the Lumera purchase price consideration. As of December 31, 2008, all of these warrants remained outstanding.

As of December 31, 2008, the Company had a total of 1,450,336 warrants to purchase common stock outstanding under all warrant arrangements.

Equity Incentive Plan

On December 9, 2008, the effective time of merger, all shares and per share amounts for GigOptix LLC awards were converted at the merger conversion ratio of 0.1375.

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2008, there were 2,827,470 options, 54,629 unvested restricted stock units and 1,450,336 warrants outstanding under all stock option plans. As of December 31, 2007, there were 597,260 options and 4,125 warrants outstanding under all stock option plans.

2007 Equity Incentive Plan

In August 2007, the Company adopted the GigOptix LLC Equity Incentive Plan, or the 2007 Plan. The 2007 Plan provides for grants of options to purchase stock units, stock awards and restricted stock units to employees, officers and non-employee directors. The 2007 Plan provides for grants of up to 632,500 stock units. Vesting periods are determined by the Company’s Board of Directors and generally provide for stock options to vest over a four-year period and expire ten years from date of grant. Vesting for certain stock unit grants are contingent upon both service and performance criteria. The 2007 Plan was terminated upon the completion of merger with Lumera on December 9, 2008 and the remaining 864 stock options not granted under the 2007 Plan were cancelled. No shares of the Company’s common stock remain available for issuance under the 2007 Plan other than for satisfying exercises of stock options granted under this plan prior to its termination. As of December 31, 2008, no shares of common stock have been reserved for issuance under the 2007 Plan and options to purchase a total of 572,882 shares of common stock, 54,629 unvested restricted stock units and 4,125 warrants to purchase common stock were outstanding.

2008 Equity Incentive Plan

In December 2008, the Company adopted the 2008 Equity Incentive Plan, or the 2008 Plan, for directors, employees, consultants and advisors to the Company or its affiliates. Under the 2008 Plan, 2,500,000 shares of common stock were reserved for issuance upon the completion of merger with Lumera on December 9, 2008. On January 1 of each year, starting in 2009, the aggregate number of shares reserved for issuance under the 2008 Plan increase automatically by the lesser of (i) 5% of the number of shares of common stock outstanding as of the Company’s immediately preceding fiscal year, or (ii) a number of shares determined by the Board of Directors. The maximum number of common stock to be granted is up to 21,000,000 shares, respectively. Forfeited options or awards generally become available for future awards.

Awards under the 2008 Plan may be granted through June 30, 2018. Under the 2008 Plan, the exercise price of (i) an award is at least 100% of the stock’s fair market value on the date of grant, and (ii) an ISO granted to a 10% stockholder is at least 110% of the stock’s fair market value on the date of grant. Vesting periods for awards are determined by the CEO and generally provide for stock options to vest over a four-year period and have a maximum life of ten years from the date of grant. As of December 31, 2008, 2,013,696 options to purchase common stock were outstanding and 486,304 options were available for issuance under the 2008 Plan.

Lumera 2000 and 2004 Stock Option Plan

In December 2008, in connection with the merger with Lumera, the Company assumed the existing Lumera Corporation 2000 Equity Incentive Plan, and the Lumera Corporation 2004 Stock Option Plan (the “Lumera Plan”). All unvested options granted under the Lumera Plan were assumed by the Company as part of the merger. All contractual terms of the assumed options remain the same, except for the converted number of shares and exercise price based on merger conversion ratio of 0.125. As of December 31, 2008, no additional options can be granted under the Lumera Plan and options to purchase a total of 240,892 shares of common stock were outstanding.

Adoption of SFAS 123(R)

Effective January 1, 2006, the Company adopted SFAS No. 123. SFAS No. 123(R), which requires the measurement and recognition of compensation expenses for all unit-based awards to employees and directors,

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

including employee stock options, restricted stock units and employee stock purchase rights based on their estimated fair values. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes previous accounting guidance under APB No. 25 and related interpretations and amends SFAS No. 95. The fair value of equity-based awards is amortized on a straight-line basis over the requisite service period of the award which is generally the vesting period.

Stock-Based Compensation Expense

The following table summarizes the Company’s stock-based compensation expense for fiscal years 2008 and 2007:

	Years ended December 31,
	2008	2007
	(In thousands)
Cost of revenue	$27	$3
Research and development expense	58	26
Selling, general and administrative expense	236	35

	$321	64

As required by SFAS 123(R), management estimates expected forfeitures and it records compensation expense only for those equity awards expected to vest. When estimating forfeitures, the Company considers voluntary termination behavior as well as an analysis of actual option forfeitures.

As of December 31, 2008, the total compensation cost related to unvested stock options under the Company’s equity compensation plan, but not yet recognized, was approximately $1.4 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 3.6 years.

Determining Fair Value

The Company estimates the fair value of stock options granted using a Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, along with certain policy elections in adopting and implementing SFAS 123(R), including the options’ expected life and the price volatility of the Company’s underlying stock options. Actual volatility, expected lives, interest rates and forfeitures may be different than the Company’s assumptions, which would result in an actual value of the options being different than estimated. This fair value of stock option grants is amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period.

Expected Term—The Company’s expected term used in the Black-Scholes valuation method represents the period that the Company’s stock options are expected to be outstanding and is derived from the historical expected terms of “guideline” companies selected based on similar industry and product focus.

Expected Volatility—The Company’s expected volatility used in the Black-Scholes valuation method is derived from a combination of historical and implied volatility of “guideline” companies selected based on similar industry and product focus.

Expected Dividend—The Company has never paid dividends and currently does not intend to do so, and accordingly, the dividend yield percentage is zero for all periods.

Risk-Free Interest Rate—The Company bases the risk-free interest rate used in the Black-Scholes valuation method on the implied yield currently available on U.S. Treasury constant maturities issued with a term equivalent to the expected term of the option.

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of the Company’s stock options granted to employees was estimated using the following weighted-average assumptions:

	Years ended December 31,
	2008	2007
Expected term	5 years	5 years
Expected volatility	74.7%	53.6%
Expected dividends	—	—
Risk-free interest rate	1.4%	4.4%
Weighted-average fair value	$0.67	$0.36

Stock Option Activity

The following is a summary of option activity for the Company’s equity incentive plans:

	Years ended December 31,
	2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	597,260	$0.73	139,688	$10.33
Granted	2,039,272	$1.10	930,361	$0.73
Granted in connection with acquisition of Lumera	251,455	$34.65	—	$—
Forfeited/Expired	(60,517)	$5.22	(472,789)	$3.64

Outstanding, end of year	2,827,470	$3.91	597,260	$0.73
Exercisable, end of year	597,686	$11.24	—	$—

The following table summarizes information about options granted and outstanding under the Company’s equity incentive plans as of December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$ 0.73 – $ 1.36	2,586,578	9.67	$1.02	433,572	$0.73
$ 7.84 – $18.16	46,738	8.22	$17.37	10,937	$16.06
$24.56 – $57.44	182,332	7.25	$36.65	141,355	$37.41
$70.00 – $80.00	11,822	2.96	$79.43	11,822	$79.43

$ 0.73 – $80.00	2,827,470	9.46	$3.91	597,686	$11.24

The aggregate intrinsic value of options outstanding and exercisable based on the fair value of the underlying stock options as of December 31, 2008 was approximately $156,000 and $118,000, respectively. The aggregate intrinsic value reflects the difference between the exercise price of the underlying stock options and the Company’s closing stock price of $1.00 as of December 31, 2008. The weighted average remaining contractual term of options exercisable as of December 31, 2008 was approximately 8.09 years. No options were exercised during fiscal years 2008 and 2007.

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of restricted stock unit activity for the Company’s equity incentive plan:

	Years Ended December 31,
	2008		2007
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of year	—	$—	41,250	$0.07
Granted	54,629	$9.66	62,563	$0.07
Forfeited/Expired	—	$—	(103,813)	$0.07

Unvested, end of year	54,629	$9.66	—	$—

The fair value of the Company’s restricted stock units is calculated based upon the fair market value of the Company’s underlying stock at the date of grant. As of December 31, 2008, there was approximately $338,000 of total unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted average period of one year. There were no restricted stock units which vested in fiscal year 2008. As of December 31, 2007, all unvested restricted stock units were cancelled.

NOTE 14—INCOME TAXES

The components of loss before taxes are as follows:

	Years ended December 31,
	2008	2007
	(In thousands)
United States	$(7,708)	$(6,436)
International	(130)	29

Loss before benefit from (provision for) income taxes	$(7,838)	$(6,407)

Benefit from (provision for) income taxes was comprised of the following:

	Years ended December 31,
	2008	2007
	(In thousands)
Current
United States	$—	$—
International	—	(43)

Total	—	(43)

Deferred
United States	—	—
International	144	—

Total	144	—

Benefit from (provision for) income taxes	144	(43)

Effective tax rate	1.84%	(0.67)%

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Benefit from (provision for) income taxes differs from the amount computed by applying the statutory United States federal income tax rate to loss before taxes as follows:

	Years ended December 31,
	2008	2007
Income tax benefit at the federal statutory rate	34.00%	34.00%
Foreign tax benefit (provision)	1.84%	(0.67)%
Losses not benefited	(34.00)%	(34.00)%

Effective tax rate	1.84%	(0.67)%

The components of the net deferred tax assets and liabilities are as follows:

	December 31,
	2008	2007
	(In thousands)
Deferred tax assets
Net operating losses	$23,703	$—
Accruals and reserves	326	—
Property and equipment	813	—
Other	872	—

Total deferred tax assets	25,714	—
Valuation allowance	(25,447)	—

Net deferred tax assets	267	—

Deferred tax liabilities
Intangible assets	(400)	—

Total deferred tax liabilities	(400)	—

Net deferred tax liabilities	$(133)	$—

GigOptix LLC and its predecessor iTerra were limited liability companies that elected to be taxed as partnerships and were not subject to U.S. income taxes. Accordingly, no deferred tax assets or liabilities were recognized in fiscal year 2007. The Company’s net deferred tax liabilities at December 31, 2008 relate to the Company’s subsidiary in Switzerland. All US deferred tax assets have a full valuation allowance at December 31, 2008.

The Company has approximately $69.7 million of federal net operating losses carryforwards at December 31, 2008. The net operating losses expire through year 2021. Utilization of a portion of the net operating losses and credit carryforwards are subject to an annual limitation due to the ownership change provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

In June 2006, the FASB issued FIN 48 which provides for a two-step approach to recognize and measure uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

than 50% likely of being realized upon ultimate settlement. Whether the more-likely-than-not recognition threshold is met for a tax position is a matter of judgment based on the individual facts and circumstances of that position evaluated in light of all available evidence. The Company adopted the provisions of FIN 48 effective December 9, 2008, the date of the merger with Lumera Corporation, resulting in no cumulative effect of adoption. There were no other significant adjustments during fiscal 2008 related to the Company’s adoption of FIN 48. For the year ended December 31, 2008, there were no unrecognized tax benefits recorded. The Company does not expect the unrecognized tax benefit to change significantly during the next twelve months. Any interest and penalties incurred on the settlement of outstanding tax positions would be recorded as a component of interest expense. The Company had no accrued interest or penalties at the date of adoption through December 31, 2008.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company federal and state tax returns may be subject to examination.

NOTE 15—SEGMENT AND GEOGRAPHIC INFORMATION

SFAS No. 131, Disclosure about Segments of and Enterprise and Related Information, establishes standards for the way that public business enterprise report information about operating segments in annual consolidated financial statements and requires that those enterprise report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic and major customers. The Company operates in one reportable segment—the design, development and sale of integrated circuits.

SFAS No. 131 establishes standards for the reporting by business enterprises of information about operating segments, products and services, geographic areas, and major customers. The standard for determining what information to report is based on available financial information that is regularly reviewed and used by the Company’s chief operating decision maker in evaluating the Company’s financial performance and resource allocation. The Company’s chief operating decision-maker is considered to be the CEO. Based on the criteria in SFAS No. 131 for determining separately reportable operating segments and the financial information available to and reviewed by the CEO, the Company has determined that it operates as a single operating and reportable segment.

The following table summarizes revenue by geographic region:

	Years ended December 31,
	2008	2007
	(In thousands)
Asia	$2,503	$272
Europe	4,727	1,875
United States	2,425	1,030

	$9,655	$3,177

The Company determines geographic location of its revenue based upon the destination of shipment of its products.

During fiscal year 2008, the United States and Italy accounted for 25% and 33% of revenue, respectively. During fiscal year 2007, the United States, Italy, France and Germany accounted for 32%, 28%, 16% and 11% of revenue, respectively. No other countries accounted for more than 10% of the Company’s consolidated revenue during the periods presented.

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes long-lived assets by country:

	December 31,
	2008	2007
	(In thousands)
United States	$1,004	$450
Switzerland	1,710	—

	$2,714	$450

Long-lived assets, including property and equipment, intangible assets and other assets (excluding deferred tax assets), are reported based on the location of the assets at end of each fiscal year.

NOTE 16—COMMITMENTS AND CONTINGENCIES

Commitments

Leases

The Company leases its domestic and foreign sales offices under non-cancelable operating leases. These leases contain various expiration dates and renewal options. In January 2009, the Company renewed its lease for its office facility located at Palo Alto, California. The new lease term will expire in December 2013. The Company also leases certain software licenses under operating leases. Total rental expense for 2008 and 2007 was $0.4 million and $0.6 million, respectively.

Aggregate non-cancelable future minimum rental payments under operating leases are as follows:

Years ending December 31,	Amount
(In thousands)
2009	$874
2010	829
2011	324
2012	203
2013	224

$2,454

Contingencies

Tax Contingencies

In 2008, the Franchise Tax Board (“FTB”) is in the process of completing its audit of the Company’s qualifying sales and use activity for 2004 through 2007 and has proposed an amount due. In the fourth quarter of 2008, the Company was informed that the California Franchise Tax Board (“FTB”) was beginning a review of Company’s sales and use taxes paid from 2004 through 2007. The Company received a notice from the FTB and was assessed $0.3 million, which represents principal and estimated interest and penalties. As a result, in the fourth quarter of 2008, the Company accrued $0.3 million in relation to the sales and use tax due for the period 2004 through 2007. In addition, the Company has estimated the 2008 sales and use tax due and accrued the amount as of December 31, 2008.

The Company’s income tax calculations are based on application of the respective U.S. Federal, state or foreign tax law. The Company’s tax filings, however, are subject to audit by the respective tax authorities. Accordingly, the Company recognizes tax liabilities based upon its estimate of whether, and the extent to which, additional taxes will be due.

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Product Warranties

The Company’s products typically carry a standard warranty period of one year. The table below summarizes the movement in the warranty accrual for the years ended December 31, 2008 and 2007:

	Years ended December 31,
	2008	2007
	(In thousands)
Beginning balance	$140	$14
Accrual for warranties issued during the year	116	185
Settlements made (in cash or in kind)	(136)	(59)

Ending balance	$120	$140

NOTE 17—RELATED PARTY TRANSACTIONS

Historically, GigOptix LLC and iTerra funded their operations from the proceeds of promissory notes issued to Stellar Technologies LLC, the primary member. Beginning in 2002, various promissory notes were issued by iTerra Communications LLC, the predecessor company of GigOptix, to Stellar. Borrowings under the notes bore interest at a fixed rate of 11% per annum and were collateralized by all of iTerra’s assets. The outstanding principal balance of such notes, including accrued interest, were classified as additional paid-in capital as part of a reorganization plan for iTerra in June 2007. In July 2007 and January 2008, GigOptix issued convertible promissory notes to Stellar, which bears interest at a rate of 6% per annum. In August 2008, such convertible notes were converted into membership units of GigOptix. Additionally, in August 2008, Stellar agreed to provide additional funding totaling $1.2 million to GigOptix in consideration for the issuance of membership units. Refer to Note 10, Convertible Notes Payable and Notes Payable to Stockholder.

NOTE 18—SUBSEQUENT EVENTS

On February 17, 2009, GigOptix, Inc. (the “Company”) sold all of the assets of its Plexera Bioscience LLC subsidiary (“Plexera”), including all patents and trademarks related to the Plexera business. The assets were sold “as is” to Plexera, LLC, a newly formed company, for $300,000. The Company does not expect to receive any further consideration for the Plexera business.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. In light of the material weakness set forth below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of that date. Notwithstanding the material weakness described below, our management performed additional analyses, reconciliations and other post-closing procedures and has concluded that the Company’s consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company was not required by Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) and related SEC rules and regulations to perform an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, but our management is required to perform an evaluation of the effectiveness of the internal control over financial reporting of the former Registrant, Lumera Corporation, as of December 31, 2008.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. While we were not required to conduct a full Section 404 evaluation of the Company’s internal control over financial reporting, Management has determined that we have the following material weakness in our internal control over financial reporting as of December 31, 2008:

We did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting requirements. Specifically, this deficiency resulted in audit adjustments related to the completeness and accuracy of our stock-based compensation accounts, capitalized acquisition costs and intangible assets acquired in a business combination, and disclosures in the consolidated financial statements for the year ended December 31, 2008. Additionally, this deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined this control deficiency constitutes a material weakness.

Based on the above described material weakness, our management, including our CEO and CFO has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2008 based on the criteria established in Internal Control—Integrated Framework issued by the COSO.

Due to a transition period established by the rules of the SEC for newly public companies, this Annual Report does not include an attestation report of the Company’s independent registered public accounting firm.

Implemented or Planned Remedial Actions in response to the Material Weakness

In response to the material weakness discussed above, we plan to continue to review and make necessary changes to improve our internal control over financial reporting, including the roles and responsibilities of each functional group within the organization and reporting structure, as well as the appropriate policies and procedures to improve the overall internal control over financial reporting.

We have summarized below the remediation measures that we have implemented or plan to implement in response to the material weakness discussed above:

•

To strengthen our controls over our financial closing and external reporting process, we recently hired a staff accountant and a senior cost manager, who we believe have the knowledge, experience and training in the application of U.S. generally accepted accounting principles commensurate with our financial reporting requirements. In addition, we are planning to hire a director of accounting with experience in senior accounting roles in a public company, including extensive knowledge of SEC reporting.

•

We will evaluate our business process controls with the intent to automate many of the currently manual processes through increased use of our enterprise resource planning (ERP) system. In addition, we have planned an upgrade and companywide integration of our ERP system, which is expected to be completed in fiscal year 2009.

•

We plan to implement internal control policies and procedures throughout the Company that fully meet the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and related SEC and PCAOB rules and regulations during fiscal year 2009.

•

We will educate and train our employees on existing and new policies and procedures, require our finance and accounting staff to attend training in various areas of U.S. generally accepted accounting principles and enhance communications between finance and operations personnel through formalized inter-departmental information exchange on a recurring basis, in a continual effort to improve internal control over financial reporting.

In an effort to remediate our material weakness as discussed above and to improve our internal control over financial reporting, we plan to devote significant resources which will be reviewed and periodically updated as appropriate to ensure they are sufficient.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described above in the section, “Implemented or Planned Remedial Actions in Response to the Material Weakness”.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2009 Annual Meeting of Stockholders (the “Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the Proxy Statement.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a) Documents filed as part of the report

(1) Financial Statements

Consolidated Balance Sheets – December 31, 2008 and 2007

Consolidated Statement of Operations – Years Ended December 31, 2008 and 2007

Consolidated Statements of Stockholders’ Equity (Deficit) – Years Ended December 31, 2008 and December 31, 2007

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 and 2007

(2) Financial Statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(3) Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GigOptix, Inc.

By:	/s/ Dr. Avishay S. Katz
Dr. Avishay S. Katz, Chief Executive Officer and Chairman of the Board

Date: March 31, 2009

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Dr. Avishay S. Katz, as his true and lawful attorney-in-fact and agent, with power to act with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorney and agent may deem necessary or desirable to enable the registrant to comply with the U.S. Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission thereunder in connection with the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “Annual Report”), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his capacity as a director or officer of the registrant, to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorney and agent shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Dr. Avishay S. Katz	Chief Executive Officer and Chairman of the Board	March 31, 2009
Dr. Avishay S. Katz

/s/ Peter J. Biere	Chief Financial Officer	March 31, 2009
Peter J. Biere

/s/ C. James Judson	Director	March 31, 2009
C. James Judson

/s/ Joseph Vallner	Director	March 31, 2009
Joseph Vallner

/s/ Kimberly D.C. Trapp	Director	March 31, 2009
Kimberly D.C. Trapp

/s/ Douglas Swensen	Director	March 31, 2009
Douglas Swensen

/s/ Neil Miotto	Director	March 31, 2009
Neil Miotto

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger by and among Lumera Corporation, GigOptix LLC, Galileo Merger Holdings, Inc., Galileo Merger Sub L, Inc. and Galileo Merger Sub G, LLC dated as of March 27, 2008. Filed previously with the Registrant’s Registration Statement on Form S-4 filed on September 8, 2008, SEC File No. 333-153362.

3.1	Form of Amended and Restated Certificate of Incorporation of the Registrant. Filed previously with the Registrant’s Registration Statement on Form S-4 filed on September 8, 2008, SEC File No. 333-153362.

3.2	Bylaws of the Registrant. Filed previously with the Registrant’s Registration Statement on Form S-4 filed on September 8, 2008, SEC File No. 333-153362.

4.1	Form of Certificate representing the Common Stock, par value $0.001 per share, of the Registrant. Filed previously with the Registrant’s Amendment No. 2 to Registration Statement on Form S-4 filed on October 24, 2008, SEC File No. 333-153362.

4.2	Form of GigOptix, Inc. Common Stock Purchase Warrant issuable to Lumera Corporation Warrant holders. Filed previously with the Registrant’s Amendment No. 2 to Registration Statement on Form S-4 filed on October 24, 2008, SEC File No. 333-153362.

4.3	Form of Common Stock Warrant dated November 7, 2006. Filed previously with Lumera Corporation’s Current Report on Form 8-K filed on November 8, 2006.

4.4	Warrant for purchase of Shares of Common Stock dated February 21, 2008, issued by Lumera Corporation to Kingsbridge Capital Limited. Filed previously with Lumera Corporation’s Current Report on Form 8-K filed on February 25, 2008.

4.5	Form of Warrant issued to Placement Agent. Filed previously with Lumera Corporation’s Current Report on Form 8-K filed on July 15, 2008.

4.6	Warrant issued to Silicon Valley Bank on January 21, 2009. Filed previously with the Registrant’s Current Report on Form 8-K filed on January 21, 2008.

4.7	Form of Common Stock Warrant. Filed previously with Amendment No. 1 to Lumera Corporation’s Registration Statement on Form S-1 filed on June 24, 2004.

4.8	Warrant to Purchase 170,546 shares of Common Stock. Filed previously with Amendment No. 3 to Lumera Corporation’s Registration Statement on Form S-1 filed on July 12, 2004.

4.9*	Form of Common Stock Warrant issued by Lumera Corporation to underwriters July 23, 2004.

10.1	2000 Stock Option Plan of Lumera Corporation. Filed previously with Amendment No. 1 to Lumera Corporation’s Registration Statement on Form S-1 filed on June 24, 2004.

10.2	GigOptix, Inc. 2008 Equity Incentive Plan. Filed previously with the Registrant’s Registration Statement on Form S-4 filed on September 8, 2008, SEC File No. 333-153362.

10.3	2004 Equity Incentive Plan of Lumera Corporation. Filed previously with Amendment No. 1 to Lumera Corporation’s Registration Statement on Form S-1 filed on June 24, 2004.

10.4	2007 GigOptix LLC Equity Incentive Plan. Filed previously with the Registrant’s Registration Statement on Form S-4 filed on September 8, 2008, SEC File No. 333-153362.

10.5	Lease Agreement, dated as of July 11, 2005, by and between S/I North Creek and Lumera Corporation for facilities located at 19910 North Creek Parkway, Bothell, WA. Filed previously with Lumera Corporation’s Current Report on Form 8-K filed on July 12, 2005.

Exhibit Number	Description
10.6	Office Lease Agreement dated March 21, 2005 by and between EOP-Embarcadero Place, L.L.C. and iTerra Communications LLC for facilities located at 2400 Geng Road, Suite 100, Palo Alto, CA. Filed previously with the Registrant’s Amendment No. 2 to Registration Statement on Form S-4 filed on October 24, 2008, SEC File No. 333-153362.

10.7	First Amendment dated as of January 26, 2009 by and between EOP-Embarcadero Place, L.L.C. and the Company. Filed previously with Registrant’s Current Report on Form 8-K filed on January 21, 2008.

10.8	Exclusive Licensing Agreement effective October 20, 2000, by and between the University of Washington and Lumera Corporation. Filed previously with Lumera Corporation’s Registration Statement on Form S-1 filed on May 19, 2004.

10.9	License Agreement effective March 27, 2004, by and between Arizona Microsystems, L.L.C. and Lumera Corporation. Filed previously with Lumera Corporation’s Registration Statement on Form S-1 filed on May 19, 2004.

10.10	License Agreement dated August 31, 2007 by and between Digimimic S.r.l. and GigOptix LLC. Filed previously with the Registrant’s Registration Statement on Form S-4 filed on September 8, 2008, SEC File No. 333-153362.

10.11	Form of Note and Warrant Purchase Agreement effective April 20, 2004, by and between Lumera Corporation and the Lenders, as defined therein. Filed previously with Lumera Corporation’s Registration Statement on Form S-1 filed on May 19, 2004.

10.12	Amended and Restated Investors’ Rights Agreement dated August 25, 2003, by and between Lumera Corporation and the Investors, as defined therein. Filed previously with Lumera Corporation’s Registration Statement on Form S-1 filed on May 19, 2004.

10.13	Amendment to 2000 Stock Option Plan of Lumera Corporation. Filed previously with Amendment No. 1 to Lumera Corporation’s Registration Statement on Form S-1 filed on June 24, 2004.

10.14	Modulators Incorporating Polymers with Exceptionally High Electro-Optic Coefficients Development Agreement with the Defense Advanced Research Projects Agency dated June 30, 2006. Filed previously with Lumera Corporation’s Quarterly Report for the quarter ended June 30, 2006.

10.15	Form of Securities Purchase Agreement by and among Lumera Corporation and the Purchasers thereto dated November 7, 2006. Filed previously with Lumera Corporation’s Current Report on Form 8-K filed on November 8, 2006.

10.16	Employment Agreement by and between the Company and Dr. Katz, dated as of January 26, 2009. Filed previously with Registrant’s 8-K filed on January 29, 2009.

10.17	Form of Employment Agreement to be entered into between the Company and its executive officers. Filed previously with the Registrant’s 8-K filed on February 9, 2009.

10.18	Form of Incentive Stock Option Award Agreement. Filed previously with the Registrant’s Current Report on Form 8-K filed on March 17, 2009.

10.19	Form of Nonstatutory Stock Option Award Agreement. Filed previously with the Registrant’s Current Report on Form 8-K filed on March 17, 2009.

10.20	Common Stock Purchase Agreement, dated as of February 21, 2008, by and between Lumera Corporation and Kingsbridge Capital Limited. Filed previously with Lumera Corporation’s Current Report on Form 8-K filed on February 25, 2008.

10.21	Stock Purchase Agreement by and between GigOptix LLC and the shareholders of Helix AG dated as of January 14, 2008. Filed previously with the Registrant’s Registration Statement on Form S-4 filed on September 8, 2008, SEC File No. 333-153362.

Exhibit Number	Description
10.22	Contribution Agreement by and among Lumera Corporation and Asyrmatos, Inc., dated as of February 20, 2008. Filed previously with Lumera Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

10.23	Investors’ Rights Agreement by and between Lumera Corporation and Asyrmatos, Inc., dated as of February 20, 2008. Filed previously with Lumera Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

10.24	Right of First Refusal and Co-Sale Agreement by and among Lumera Corporation and Asyrmatos, Inc., dated as of February 20, 2008. Filed previously with Lumera Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

10.25	Voting Agreement by and among Lumera Corporation and Asyrmatos, Inc., dated as of February 20, 2008. Filed previously with Lumera Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

10.26	Loan and Security Agreement between Lumera Corporation and Asyrmatos, Inc., dated as of February 20, 2008. Filed previously with Lumera Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

10.27	Loan Agreement dated January 10, 2008 by and between GigOptix-Helix AG and GigOptix LLC. Filed previously with the Registrant’s Registration Statement on Form S-4 filed on September 8, 2008, SEC File No. 333-153362.

10.28	Registration Rights Agreement, dated February 21, 2008, by and between Lumera Corporation and Kingsbridge Capital Limited. Filed previously with Lumera Corporation’s Current Report on Form 8-K filed on February 25, 2008.

10.29	Common Stock Purchase Agreement, dated as of February 21, 2008, by and between Lumera Corporation and Kingsbridge Capital Limited. Filed previously with Lumera Corporation’s Current Report on Form 8-K filed on February 25, 2008.

10.30	Stock Purchase Agreement between Lumera Corporation and Rodman & Renshaw, LLC. Filed previously with Lumera Corporation’s Current Report on Form 8-K filed on July 14, 2008.

10.31	Unconditional Guaranty between the Company and Silicon Valley Bank, dated as of January 21, 2009. Filed previously with the Registrant’s Current Report on Form 8-K filed on January 21, 2008.

10.32	Default Waiver and Fourth Amendment to Loan and Security Agreement between GigOptix LLC and Silicon Valley Bank, effective as of December 31, 2008. Filed previously with the Registrant’s Current Report on Form 8-K filed on January 21, 2008.

10.33	Loan and Security Agreement, dated as of October 5, 2007, by and between GigOptix LLC and Silicon Valley Bank. Filed previously with Registrant’s Current Report on Form 8-K filed on January 21, 2008.

10.34	First Amendment to Loan and Security Agreement, dated as of August 21, 2008, by and between GigOptix LLC and Silicon Valley Bank. Filed previously with the Registrant’s Current Report on Form 8-K filed on January 21, 2008.

10.35	Default Waiver and Second Amendment to Loan and Security Agreement, dated as of September 26, 2008, by and between GigOptix LLC and Silicon Valley Bank. Filed previously with the Registrant’s Current Report on Form 8-K filed on January 21, 2008.

10.36	Third Amendment to Loan and Security Agreement, dated as of October 27, 2008, by and between GigOptix LLC and Silicon Valley Bank. Filed previously with the Registrant’s Current Report on Form 8-K filed on January 21, 2008.

10.37*	Plexera Asset Purchase Agreement, dated as of February 17, 2009.

10.38*	Fifth Amendment to Loan and Security Agreement between GigOptix LLC and Silicon Valley Bank, dated as of February 28, 2009.

Exhibit Number	Description
21*	Subsidiaries of the registrant

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1*	Powers of Attorney (included on the signature pages hereto)

31.1*	Chief Executive Officer certification pursuant to Rule 13a-14(a)/15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer certification pursuant to Rule 13a-14(a)/15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chief Executive Officer certification pursuant to Rule 13a-14(b) or Rule 13d-14(b) and Section 1350, Chapter 63 of Title 18 United States Code (18 U.S.C. 1350) as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350, Chapter 63 of Title 18 United States Code (18 U.S.C. 1350) as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Filed herewith