Form 10-K/A
period 2008-12-31
GigOptix, Inc.
filed 2009-05-01
CIK 1432150

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant did not have securities registered under Section 12 of the Exchange Act as of the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its voting and non-voting stock held by non-affiliates as of such date.

The number of shares of Common Stock outstanding as of April 24, 2009, the most recent practicable date prior to the filing of this Amendment No. 1 to the Annual Report on Form 10-K/A, was 5,227,839 shares.

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission on March 31, 2009, solely for the purpose of providing certain information required by Part III of Form 10-K and to reflect exhibits filed with this Amendment No. 1. Unless otherwise stated, this Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-K or modify or update in any way disclosures contained in the original Form 10-K.

FORM 10-K ANNUAL REPORT

GIGOPTIX, INC

For Fiscal Year Ended December 31, 2008

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our Board of Directors

The table below sets forth information regarding the members of our board of directors as of April 15, 2009. Our certificate of incorporation divides our board of directors into three classes with overlapping three year terms. One class is elected each year at the annual meeting of stockholders, and the classes are to be as nearly equal in number as possible. The term of each class of directors expires as follows: Class I at the 2009 annual meeting, Class II at the 2010 annual meeting, and Class III at the 2011 annual meeting.

Name	Age	Position	Class	Director Since
Dr. Avi Katz	51	Chairman of the board of directors, Chief Executive Officer and President	III	2008
C. James Judson	64	Director	II	2008
Neil J. Miotto	63	Director	I	2008
Douglas Swenson	60	Director	II	2008
Kimberly D.C. Trapp	50	Director	I	2008
Joseph J. Vallner	61	Director	III	2008

Dr. Avi Katz served as Chief Executive Officer, President, and chairman of the board of directors of GigOptix LLC since he co-founded it in July 2007 and through its merger with Lumera Corporation in December 2008. Dr. Katz also served as a board member, Chief Executive Officer and President of iTerra Communications LLC, the predecessor to GigOptix LLC, from April 2007 until October 2007. Dr. Katz is currently our Chief Executive Officer and President and has served as chairman of our board of directors since the inception of GigOptix Inc. in December 2008. From April 2006 to April 2007, he was the Corporate Development executive of Symphony Services Corp., a provider of outsourced product development, subsequent to serving as a Managing Partner and Chairman of APU-Global, a technology consulting company, which he founded in 2005. Dr. Katz was the Chief Executive Officer and President and a board member of Intransa, Inc., a provider of storage area network (SAN) over the IP systems, from 2003 to 2005, and was the Chief Executive Officer and President and board member of Equator Technologies, Inc., a fab-less semiconductor company, from 2000 to 2003. He holds numerous U.S. and international patents, has published about 300 technical papers and is the editor of a number of technical books. Dr. Katz received his Ph.D. in Materials Engineering and a B.S. in Engineering from Technion-IIT, Israel, and is a graduate of the Israeli Naval Academy.

C. James Judson has served on our board of directors since December 2008. Until its merger with GigOptix LLC in December 2008, Mr. Judson served as a director of Lumera Corporation since August 2004 and as chairman of its board of directors since March 2007. In 1995, Mr. Judson co-founded Eagle River Investments, LLC, a Kirkland-based venture capital fund focused on communications. Since 1975, Mr. Judson has been a business law partner at Davis Wright Tremaine in Seattle. Mr. Judson has a B.A. from Stanford University in Economics and an L.L.B. from Stanford Law School. Mr. Judson currently serves as a director of Garrett and Ring Management Inc., Port Blakely Tree Farms, L.P., The Joshua Green Corporation, Sonata Capital, Airbiquity, Welco Lumber, Eden Rock Communications, MediaCast and TSK America Co., Ltd.

Neil J. Miotto has served on our board of directors since December 2008. He is a retired assurance partner of KPMG LLP, where he was a partner for twenty-seven years until his retirement in September 2006. While at KPMG, Mr. Miotto also served as an SEC reviewing partner. He is a member of American Institute of Certified Public Accountants and holds C.P.A. licenses in New York, Connecticut and California. Mr. Miotto also has served as a chairman of the SEC Committee of the New York State Society of Certified Public Accountants. He holds a Bachelor of Business Administration degree from Baruch College, of The City University of New York. Mr. Miotto is a member of the Board of Directors of Micrel Inc., where he serves on the Audit Committee and Nominating/Corporate Governance Committee.

Douglas L. Swenson founded DBSI, a group of real estate investment companies, in 1979 and currently serves as its President. He has served on our board of directors since December 2008. Mr. Swenson also serves on the management board of Stellar Technologies LLC, one of our largest stockholders. Prior to founding DBSI, Mr. Swenson practiced as a Certified Public Accountant in Boise, Idaho with Touche Ross & Co. (now Deloitte & Touche), an international accounting firm. Mr. Swenson is a Certified Public Accountant (inactive), a real estate licensee (inactive), and a general securities principal in various states and with the National Association of Securities Dealers (inactive). He holds a Master of Accountancy degree from Brigham Young University.

Kimberly D.C. Trapp has served on our board of directors since December 2008. She previously served as a director of Lumera Corporation from October 2006 and a director of GigOptix LLC from October 2007 until the merger of the two companies in December 2008. Since August 2003, she has been an Industry Liaison Officer for the Center of Optical Technologies at Lehigh University, which advances the research and application of optical and electro-optic technologies. The Center has more than 30 industry liaison members and joint partners, has obtained more than $75 million in funding since 2001, and has recently opened The Smith Family Laboratory for Optical Technologies. Ms. Trapp received her B.S. degree in chemistry from Purdue University, her M.S. degree in inorganic chemistry from Fairleigh Dickinson University, and has completed an MBA program.

Joseph J. Vallner has served on our board of directors since December 2008. Until its merger with GigOptix LLC in December 2008, Dr. Vallner served as Interim Chief Executive Officer of Lumera Corporation since August 2007, and as a director since June 2006. From November 2006 until July 2007, Dr. Vallner was President and Chief Executive Officer of Capnia, Incorporated, a private company developing novel therapeutic products using its proprietary medical gas delivery system. From 1999 until 2006, he was President and Chief Operating Officer of Cell Genesys, Inc., a biotechnology company, where he was responsible for the research, development, manufacturing, clinical, regulatory and operations departments. He serves as a board member of the California Healthcare Institute. Dr. Vallner received his Ph.D. in pharmaceutics, an M.S. in physical chemistry and a B.S. in pharmacy from the University of Wisconsin, Madison.

Arrangements with Directors

Pursuant to the terms of the merger agreement between GigOptix LLC and Lumera Corporation, Dr. Avi Katz was elected to serve as the chairman of our board of directors, and each of C. James Judson, Kimberly D.C. Trapp, Joseph J. Vallner, Douglas Swenson, Stephen C. Johnson and Neil Miotto were elected to serve as our directors immediately following the effectiveness of the merger. Mr. Johnson has since retired and resigned from our board of directors.

Legal Proceedings involving our Directors

On November 10, 2008, DBSI, Inc. filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. Mr. Swenson, a member of our board of directors, is the President of DBSI, Inc., and through entities that DBSI controls, is one of our largest stockholders.

Audit Committee

We have a separately designated standing audit committee, which has been established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The members of the audit committee are Mr. Miotto (who serves as Chairman of the committee), Mr. Judson and Ms. Trapp.

Information regarding our Executive Officers

The table below sets forth information regarding our non-director executive officers as of April 15, 2009:

Name	Age	Title
Dawn Casterson	44	Chief Accounting Officer and Acting Chief Financial Officer
Andrea Betti-Berutto	44	Chief Technical Officer
Julie Tipton	44	Vice President of Marketing

Dawn Casterson, 44, has served as our Chief Accounting Officer, Acting Chief Financial Officer, principal accounting officer and principal financial officer since April 2009. Ms. Casterson previously served as our Corporate Controller. From 2007 to 2008, Ms. Casterson was the Director, Finance Operations of Marvell Semiconductor, Inc. Ms. Casterson also held a variety of positions from 2000 to 2007 with Tessera Technologies, Inc., a company specializing in miniaturization solutions, including Vice President and Corporate Controller from 2005 to 2007 and Controller from 2002 to 2005.

Andrea Betti-Berutto, 44, has served as our Vice President of Engineering and Chief Technical Officer since July 2008. Mr. Betti-Berutto was a founder of GigOptix LLC’s predecessor company, iTerra Communications, LLC, where he served in a variety of capacities from 2000 until July 2007. He also co-founded GigOptix LLC in July 2008. He has more than 16 years of experience in the design of ICs and multichip modules for microwave, millimeter-wave, and RF applications. He is the author of several publications in technical journals in the area of power amplifiers, high-speed ICs, and broadband design for lightwave applications. Mr. Betti-Berutto received his M.S. degree in electrical engineering from the University of Rome “La Sapienza”.

Julie Tipton, 44, has served as our Vice President of Marketing since she co-founded GigOptix LLC in July 2007. Previously, Ms. Tipton held numerous management positions at NXP Semiconductors and its predecessor, Philips Semiconductors, predominantly developing and marketing Integrated Circuit (IC) solutions for the consumer and mobile telephony segments from September 1985 until June 2007. She was most recently General Manager for Mobile Wireless LAN product line responsible for P&L. Her other positions at the company included Director of Operations for Business Line Connectivity, General Manager of Networking ASICs product line, Vice President and General Manager of Digital Video Interactive product line, Business Development Manager for Consumer ICs North America, and International Product Marketing Manager for Teletext ICs. Ms. Tipton received her BS degree in Physics with Electronics from the University of Kent at Canterbury and a Diploma in Marketing from Chartered Institute of Marketing, both in England.

Arrangements with Executive Officers

Pursuant to the terms of the merger agreement between GigOptix LLC and Lumera Corporation, Dr. Avi Katz was appointed as our Chief Executive Officer and Andrea Betti-Berutto was appointed our Chief Technical Officer immediately following the effectiveness of the merger.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 furnished to us and written representations that no other reports were required, we believe that each of our directors, executive officers and beneficial owners of greater than 10% of our common stock complied during fiscal year 2008 with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, except for:

•	A Form 3 filed late by each of Vivek Rajgarhia and Marc Correa.

•

A Form 4 filed in late in connection with a grant of stock options on December 17, 2008 by the following individuals: Dinu Raluca, Peter Biere, Kimberly D.C. Trapp, C. James Judson, Jorg Wieland, Julie Tipton, Andrea Betti-Berutto, Joseph J. Vallner, Dr. Avi Katz, Stephen C. Johnson and Niel Miotto.

Code of Ethics

We have adopted a Code of Business Ethics and Conduct that applies to our directors, executive officers and employees. We will disclose any future amendments to, or waivers from, the Code of Business Ethics and Conduct on our website http://www.gigoptix.com within two business days following the date of the amendment or waiver. We will provide to any person, without charge, a copy of Code of Business Ethics and Conduct upon written request to:

GigOptix, Inc.

2400 Geng Road, Suite 100

Palo Alto, California 94303

Attn: Dawn Casterson

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table (2008)

The following table sets forth the compensation earned for services performed for us, or our subsidiaries, during the fiscal years ended December 31, 2007 and 2008 by:

•	our Chief Executive Officer; and

•	each of our other two most highly compensated executive officers, employed by us as of the end of the fiscal year ended December 31, 2008,

whom we refer to collectively as our named executive officers.

Name and Principal Position	Year		Salary ($)	Bonus ($)	Stock Awards ($) (1)		Option Awards ($)		All Other Compensation ($)	Total ($)
Dr. Avi Katz,	2008	(3)	301,154	—	9,412	(1)	59,409	(1)	9,986	379,961
Chairman of the board of directors, Chief Executive Officer and President	2007	(4)	207,690	—	—		67,936		577	276,203

Peter J. Biere (2)	2008	(3)	263,587	130,000	—		44,190	(1)	1,201	438,978
Former Senior Vice President, Chief Financial Officer and Treasurer	2007	(5)	211,250	30,000	—		237,397		—	478,647

Andrea Betti-Berutto	2008	(3)	198,539	—	5,818	(1)	31,007	(1)	7,885	243,249
Chief Technology Officer	2007	(4)	180,000	—	—		41,992		4,154	226,146

(1)	Represents the dollar amount recognized for financial statement reporting purposes the fiscal year ended December 31, 2008, in accordance with FAS 123R, of awards pursuant to our equity incentive plans and thus may include amounts from awards granted both in and prior to fiscal year 2008. Assumptions used in the calculation of these amounts are included in Note 13, “Stockholders’ Equity (Deficit),” to our audited financial statements for the fiscal year ended December 31, 2008, included in our annual report on Form 10-K filed with the SEC on March 31, 2009. However, as required, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(2)	Mr. Biere’s employment was terminated as of April 7, 2009.

(3)	Compensation earned by each of our named executive officers for the periods set forth below from GigOptix, LLC, Lumera Corporation and GigOptix, Inc., as applicable, as follows:

GigOptix, LLC (for the period January 1, 2008 through December 8, 2008):

Name and Principal Position	Salary ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Dr. Avi (Avishay) Katz	288,462	9,412	29,695	9,446	337,015
Andrea Betti-Berutto	190,077	5,818	15,880	7,537	219,312

Lumera Corporation (for the period January 1, 2008 through December 8, 2008):

Name and Principal Position	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Peter J. Biere	253,379	130,000	43,490	1,201	428,070

GigOptix, Inc. (for the period from December 9, 2008 through December 31, 2008):

Name and Principal Position	Salary ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Dr. Avi Katz	12,692	29,714	540	42,946
Peter J. Biere	10,208	700	—	10,908
Andrea Betti-Berutto	8,462	15,127	348	23,937

(4)	Represents compensation earned as an executive officer of GigOptix, LLC.

(5)	Represents compensation earned as an executive officer of Lumera Corporation.

Narrative Disclosure to Summary Compensation Table

On December 9, 2009, Lumera Corporation and GigOptix, LLC completed their combination by merger, which resulted in the two companies becoming wholly owned subsidiaries of GigOptix, Inc. Immediately before the completion of the merger, the common stock of Lumera was registered under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Upon the closing of the merger, GigOptix, Inc.’s common stock was deemed registered under Section 12(g) of the Exchange Act by operation of paragraph (a) of Rule 12g-3 under the Exchange Act.

For 2008, the Summary Compensation Table sets forth the aggregate compensation earned by each of our named executive officers in 2008 from each of GigOptix, LLC or Lumera Corporation, as applicable, prior to the completion of the merger, and by GigOptix, Inc. following the completion of the merger.

Footnote 3 to the Summary Compensation Table discloses the specific compensation earned by the named executive officers attributable to their service to each respective entity in 2008. All compensation earned after the closing of the merger is attributable to the combined company, GigOptix, Inc.

The components of executive compensation consist of salary, annual cash bonuses and equity grants. Annual cash bonuses are awarded in the discretion of the compensation committee of the board of directors after a review and evaluation of each executive officer’s performance during the year. Equity grants generally consist of stock options, warrants and restricted stock units and are intended to serve as long-term compensation. The compensation committee may also authorize special compensation awards in the form of cash or equity grants to recognize extraordinary efforts or results.

Equity awards are generally granted pursuant to the GigOptix, Inc. 2008 Equity Incentive Plan. Equity grants to our executive officers generally vest as to 25% of the underlying award on the one year anniversary of the grant date and monthly thereafter for a period of three years. In the case of stock options and warrants, the exercise price is set at 100% of the fair market value of the underlying common stock on the date of grant.

We have entered into a standard employment agreement with each of our executive officers, which governs the standard terms of employment as well as provides for certain payments upon termination of employment. We have entered into an employment agreement with Dr. Avi Katz, our chief executive officer, for the same purpose but with different terms. Both Dr. Katz’s employment agreement and the standard employment agreement are discussed in more detail below under the caption “Additional Narrative Disclosure.”

Outstanding Equity Awards at Fiscal Year-End Table (2008)

The following table sets forth information regarding unexercised options and unvested stock awards for each of our named executive officers outstanding as of December 31, 2008.

	Option Awards (1)					Stock Awards (1)
Name and Principal Position	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un-exercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Dr. Avi Katz (2)	12/16/2008	0	581,338	1.10	12/17/2018
	11/6/2008	37,048	0	6.08	07/16/2013
	8/1/2007	83,073	54,427	0.73	8/1/2017
	8/1/2007	27,500	0	0.73	8/1/2017
	8/1/2007	6,875	0	0.73	8/1/2017
	8/1/2007	10,313	0	0.73	8/1/2017
	11/6/2008					14,118	14,118

Peter J. Biere (3)	12/16/2008	0	108,508	1.10	12/17/2018
	08/17/2004	8,621	0	46.40	8/18/2014
	08/17/2004	755	0	46.40	8/18/2014
	03/23/2005	0	2,344	40.96	3/23/2015
	03/23/2005	7,031	0	40.96	3/23/2015
	04/13/2006	4,688	2,213	30.56	4/13/2016
	04/13/2006	0	2,475	30.56	4/13/2016
	03/01/2007	2,344	3,859	34.24	3/1/2017
	03/01/2007	0	3,172	34.24	3/1/2017
	03/04/2008	0	3,119	18.16	3/4/2018
	03/04/2008	0	5,006	18.16	3/4/2018

Andrea Betti-Berutto (4)	12/16/2008	0	238,913	1.10	12/17/2018
	11/6/2008	22,900	0	6.08	07/16/2013
	8/1/2007	41,204	26,996	0.73	08/01/2017
	8/1/2007	44,413	0	0.73	08/01/2017
	11/6/2008					8,727	8,727

(1)	Equity awards outstanding as of December 9, 2009, the date of the closing of the merger between Lumera Corporation and GigOptix LLC, were converted in accordance with merger agreement, as discussed below in Item 13 under the caption “Related Person Transactions—Merger between Lumera Corporation and GigOptix LLC.” All amounts disclosed in this table represent shares of our common stock on an as-converted basis.

(2)	Outstanding equity awards to Dr. Avi Katz vest on the following schedule:

Grant Date	Vesting Schedule
12/16/2008	Grant of 581,338 stock options vests as to 25% of the underlying award on the one year anniversary of the grant date and as to 1/36 of the underlying award every month thereafter for three years.

11/6/2008	Warrant to purchase 37,048 shares was fully vested as of the grant date.

8/1/2007	The grant of 137,500 stock options vested as to 25% of the underlying award on the first anniversary of the grant date and as to 1/36 of the underlying award every month thereafter for three years, and then 50% of the unvested options were fully vested upon the closing of the Gigoptix LLC merger with Lumera Corporation and the other 50% will be vested on 12/31/2009. The grant of 10,313 stock options, which was to vest upon the schedule closing of a financing event, fully vested upon the closing of the GigOptix LLC merger with Lumera Corporation. The grants of 27,500 stock options and 6,875 stock options were fully vested on the grant date.

11/6/2008	The grant of 14,118 RSUs vests 100% on 12/31/2009.

(3)	Outstanding equity awards of Mr. Biere were scheduled to vest on the following schedule; however, Mr. Biere’s employment terminated as of April 7, 2009, at which time his options ceased to vest. According to the terms of our agreement with him, 25% of his unvested options as of that date were immediately vested and became exercisable.

Grant Date	Vesting Schedule
08/17/2004	The grant of 8,621 stock options vests over a period of 4 years at the rate of 25% at each anniversary date.

08/17/2004	The grant of 6,036 stock options vests over a period of 4 years at the rate of 25% at each anniversary date.

03/23/2005	The grants of 18,750 stock options vests over a period of 4 years at the rate of 25% at each anniversary date.

03/23/2005	The grant of 7031 stock options vests over a period of 4 years at the rate of 25% at each anniversary date.

04/13/2006	The grant of 6,900 stock options vests over a period of 4 years at the rate of 25% at each anniversary date.

04/13/2006	The grant of 2,474 stock options vests over a period of 4 years at the rate of 25% at each anniversary date.

03/01/2007	The grant of 6,202 stock options vests over a period of 4 years at the rate of 25% at each anniversary date.

03/01/2007	The grant of 3,172 stock option vests over a period of 4 years at the rate of 25% at each anniversary date.

03/04/2008	The grant of 3,118 stock options vests over a period of 4 years at the rate of 25% at each anniversary date.

03/04/2008	The grant of 5,006 stock options vests over a period of 4 year at the rate of 25% at each anniversary date.

(4)	Outstanding equity awards of Mr. Betti-Berutto vest on the following schedule:

Grant Date	Vesting Schedule
12/16/2008	The grant of 238,913 stock options vests as to 25% of the underlying award on the one year anniversary of the grant date and as to 1/36 of the underlying award every month thereafter for three years.

11/6/2008	Warrant to purchase 22,900 shares was fully vested as of the grant date.

8/1/2007	The grant of 68,200 stock options vested as to 25% of the underlying award on the first anniversary of the grant date and as to 1/36 of the underlying award every month thereafter for three years, and then 50% of the unvested option were fully vested upon the closing of the GigOptix LLC merger with Lumera Corporation and the other 50%
will be vested on 12/31/2009. The grant of 44,413 stock options was fully vested on the grant date.

11/6/2008	The grant of 8,727 RSUs vests as to 25% of the underlying award on the first anniversary of the grant date and as to 1/36 of the underlying award ever month thereafter for three years.

Additional Narrative Disclosure

We do not have deferred compensation plans, pension plans or other similar arrangements or plans for our executive officers, except for a tax-qualified 401(k) Plan, which is available generally to all of our employees.

We have entered into an employment agreement with Dr. Avi Katz, our Chief Executive Officer. The term of the agreement is three years, and it establishes his annual salary, bonuses and eligibility for health benefits, among other provisions. The agreement also provides for severance payments under certain circumstances. In the event that he terminates his employment by reason of death or disability, Dr. Katz (or his estate) is entitled to his annual bonus (pro rata based on amount of time employed), six months of continued salary and continued health benefits (or the cash value in the case of death). If Dr. Katz is terminated without cause (as defined in the agreement) or terminates his employment for good reason (as defined in the agreement), he is entitled to his annual bonus (pro rata based on amount of time employed), six months of continued salary, a lump sum equal to 18 months of his salary, vesting of 75% of his outstanding unvested equity awards and continued health benefits. In the event of termination in connection with a change in control (as defined in the agreement), Dr. Katz is be entitled to his annual bonus (pro rata based on amount of time employed), three years of his annual salary and bonus, vesting of all of his outstanding unvested equity awards and continued health benefits.

We have entered into a standard employment agreement with all of our other executive officers. The standard employment agreement sets forth certain provisions regarding annual salary, bonuses and eligibility for health benefits among other provision. According to the terms of the agreement, if the executive officer’s employment terminates because of death or disability, he (or his estate) is entitled to his annual bonus (pro rata based on amount of time employed), six months of continued salary and continued health benefits (or the cash value in the case of death). In the event of termination by us for reasons other than cause (as defined in the agreement) or termination by the executive officer for good reason (as defined in the agreement), the executive officer is entitled to his annual bonus (pro rata based on amount of time employed), six months of continued salary, vesting of 25% of the executive officer’s outstanding unvested equity awards and continued health benefits. The standard employment agreement has no special provisions for terminations in connection with a change in control.

The GigOptix, Inc. 2008 Equity Incentive Plan contains certain provisions for change in control transactions. In the event of a Covered Transaction (as defined in the plan), the outstanding awards must either be assumed or substituted by the successor company or will be fully accelerated prior to the closing of the Covered Transaction.

Director Compensation Table (2008)

The following table sets forth the compensation earned for services performed for us as a director by each member of our board of directors, other than any directors who are also our named executive officers, during the fiscal year ended December 31, 2008. Footnote 2 to this Director Compensation Table discloses the specific compensation earned by directors attributable to their service to each respective entity in 2008.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Stephen C. Johnson (2)(3)	—	3,414	3,414
C. James Judson (2)	18,000	—	18,000
Douglas L. Swenson (2)	—	—	—
Kimberly D.C. Trapp (2)	13,500	2,410	15,910
Dr. Joseph J. Vallner (2)	13,500	—	13,500
Neil J. Miotto (2)	—	—	—

(1)	Represents the dollar amount recognized for financial statement reporting purposes the fiscal year ended December 31, 2008, in accordance with FAS 123R, of awards pursuant to our equity incentive plans and thus may include amounts from awards granted both in and prior to fiscal year 2008. Assumptions used in the calculation of these amounts are included in Note 13, “Stockholders’ Equity (Deficit),” to our audited financial statements for the fiscal year ended December 31, 2008, included in our annual report on Form 10-K filed with the SEC on March 31, 2009. However, as required, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

As of December 31, 2008, each director held option awards as follows:

Name	Aggregate Number of Shares Underlying Stock Options (#)
Stephen C. Johnson (3)	51,688
C. James Judson	63,125
Douglas L. Swenson	—
Kimberly D.C. Trapp	55,251
Dr. Joseph J. Vallner	54,687
Neil J. Miotto	45,000

(2)	Compensation earned by each of our directors for the periods set forth below from GigOptix, LLC, Lumera Corporation and GigOptix, Inc., as applicable, as follows:

(3)	40,000 of Stephen C. Johnson’s option awards ceased to vest upon his resignation from the BOD.

GigOptix, LLC (for the period January 1, 2008 through December 8, 2008):

Name	Option Awards ($)	Total ($)
Stephen C. Johnson	2,038	2,038
Kimberly D.C. Trapp	1,443	1,443

Lumera Corporation (for the period January 1, 2008 through December 8, 2008):

Name	Fees Earned or Paid in Cash ($)	Total ($)
C. James Judson	18,000	18,000
Kimberly D.C. Trapp	13,500	13,500
Dr. Joseph J. Vallner	13,500	13,500

GigOptix, Inc. (for the period from December 9, 2008 through December 31, 2008):

Name	Option Awards ($)	Total ($)
Stephen C. Johnson	1,376	1,376
C. James Judson	—	—
Douglas L. Swenson	—	—
Kimberly D.C. Trapp	967	967
Dr. Joseph J. Vallner	—	—
Neil J. Miotto	—	—

(3)	Stephen C. Johnson resigned as a member of our board of directors effective March 19, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table reflects information for our equity compensation plans as of December 31, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan
Equity compensation plans approved by security holders	$4,332,435	$10.87	$486,304
Equity compensation plans not approved by security holders	$—	$—	$—

Total	$4,332,435	$10.87	$486,304

Security Ownership of Certain Beneficial Owners and Management

To our knowledge, the following table sets forth information regarding the beneficial ownership of the 5,227,839 shares of our common stock outstanding on April 1, 2009, by each person who is known to us, based upon filings with the SEC or other information, to beneficially own more than 5% of our common stock, each of our directors, each executive officer named in the “Summary Compensation Table” and all current directors and executive officers as a group. Except as otherwise indicated below and subject to applicable community property laws, each owner has sole voting and sole investment power with respect to the stock listed.

	Common Stock (1)
Name	Shares	Percent of Class
5% Stockholders
DBSI, Inc. (2)	2,375,636	40.34%
1550 S. Tech Lane
Meridian, Idaho 83642
Enable Capital Management, LLC (3)	251,149	4.80%
One Ferry Building, Suite 255
San Francisco, California 94111
Arjesan I Limited Partnership (4)	578,986	10.63%
33 Hansen Avenue
Kanata, Ontario K2K 2C8
Canada
Directors
C. James Judson (5)	29,207	*
Douglas L. Swenson (5)	2,375,636	40.34%
Kimberly D.C. Trapp (5)	20,251	*
Dr. Joseph J. Vallner (5)	16,249	*
Neil J. Miotto (5)	6,250	*
Named Executive Officers
Dr. Avi (Avishay) Katz (5)	214,257	3.95%
Peter J. Biere (5)(6)	35,468	*
Andrea Betti-Berutto (5)	134,767	2.52%
All current directors and executive officers as a group (10 persons) (7)	2,866,629	45.19%

*	Represents less than 1% of our outstanding common stock.

(1)	Unless otherwise indicated, each person’s address is c/o GigOptix, Inc., 2400 Geng Road, Palo Alto, California 94301. If a stockholder holds options or other securities that are exercisable or otherwise convertible into our common stock within 60 days of April 1, 2009, we treat the common stock underlying those securities as owned by that stockholder and as outstanding shares when we calculate that stockholder’s percentage ownership of our common stock. However, we do not consider that common stock to be outstanding when we calculate the percentage ownership of any other stockholder.

(2)	Includes 742,550 shares held directly by iTerra Communications LLC (“iTerra”) and 972,613 shares held directly and 660,473 shares subject to a warrant exercisable within 60 days of April 1, 2009 by Stellar Technologies LLC (“Stellar”), all of which may be deemed to be beneficially owned by Douglas Swenson, DBSI, Inc. (“DBSI”) and DBSI Investments Limited Partnership (“DBSI Investments”). Stellar is the managing member of iTerra and is principally owned by DBSI Investments Limited Partnership. Mr. Swenson is the general partner of DBSI Investments and the President of DBSI, Inc. According to a Schedule 13D filed with the SEC on December 19, 2008, Mr. Swenson, DBSI Investments and DBSI, Inc. share voting and dispositive power over 2,375,636 shares. iTerra and Stellar share voting and dispositive power over all of the shares that each entity directly owns. The securities owned by iTerra are pledged as security in connection with a loan to a related DBSI entity.

(3)	According to the Schedule 13G/A filed with the SEC on February 11, 2009, Enable Capital Management, LLC and Mitchell S. Levine each have sole voting and dispositive power over 251,149 shares, and Enable Growth Partners, L.P. has sole voting and dispositive power 248,899 shares. Mr. Levine is the managing member of Enable Capital Management, LLC, which is the general partner of Enable Growth Partners, L.P.

(4)	Includes 361,866 shares and a warrant to purchase 217,120 shares exercisable within 60 days of April 1, 2009. According to the Schedule 13D filed with the SEC on December 19, 2008, Arjesan I Limited Partnership, Lionica Corporation and Leo Lax share voting and dispositive power over 578,986 shares. Mr. Lax is the President of Lionica Corporation, which is the general partner of Arjesan I Limited Partnership.

(5)	Includes options to purchase shares of common stock exercisable within 60 days of April 1, 2009 as follows: 20,625 for Mr. Judson; 20,251 for Ms. Trapp; 14,687 for Dr. Vallner; 6,250 for Mr. Miotto; 163,090 for Dr. Katz; 34,843 for Mr. Biere and 103,140 for Mr. Betti-Berutto. Also includes warrants to purchase shares of common stock within 60 days of April 1, 2009 as follows: 22,900 for Mr. Betti-Berutto; 660,473 for Mr. Swenson (through his affiliation with Steller); and 37, 048 for Dr. Katz. Mr. Judson disclaims beneficial ownership over 4,207 shares held indirectly through Spanish Caravan Investments, LLC.

(6)	Mr. Biere’s employment was terminated as of April 7, 2009.

(7)	Includes options to purchase 388,935 shares of common stock and warrants to purchase 726,572 shares of common stock exercisable within 60 days of April 1, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Person Transactions

Merger between Lumera Corporation and GigOptix, LLC

On December 9, 2009, Lumera Corporation and GigOptix, LLC completed their combination by merger, which resulted in the two companies becoming wholly owned subsidiaries of GigOptix, Inc. In connection with the merger, each outstanding membership unit in GigOptix, LLC was converted into the right to receive 0.1375 shares of GigOptix, Inc. common stock, and each share of common stock of Lumera Corporation was converted into the right to receive 0.125 shares of common stock GigOptix, Inc. common stock. All outstanding GigOptix, LLC and Lumera Corporation stock options and warrants, including those held by our executive officers, directors and greater than 5% stockholders, were converted on the same respective basis.

iTerra Communications LLC

iTerra Communications LLC (“iTerra”) is one of our largest stockholders. Stellar Technologies LLC (“Stellar”), another large stockholder, is the managing member of iTerra, and Douglas L. Swenson, one of our directors, is the President of DBSI Investments Limited Partnership, the principal owner of iTerra. In July 2007 and January 2008, GigOptix LLC issued convertible promissory notes to Stellar in the aggregate amount of $10.3 million which was later converted into membership units in GigOptix LLC. Additionally, in August 2008, Stellar purchased $1.2 million in membership units from GigOptix LLC.

Peter Biere

The employment of Peter Biere, our former Chief Financial Officer, was terminated effective April 7, 2009. In exchange for Mr. Biere’s general release of claims against us, we agreed to provide him with severance payments equal to six months of his base annual salary, continued premiums for health and dental plans for six months and the acceleration of 25% of his unvested stock options. The approximate dollar value of Mr. Biere’s interest in this arrangement was $132,034.

Director Independence

The board of directors has determined that C. James Judson, Neil J. Miotto and Kimberly D.C. Trapp are “independent” directors. The company uses the independence standards set forth by Rule 5605(a)(2) of the Nasdaq Listing Rules. The board of directors also determined that Stephen C. Johnson, who resigned from the board of directors on March 19, 2009, was an “independent” director.

In reviewing the independence of our directors against these standards, we consider relationships and transactions between each director and members of the director’s family with us and our affiliates. Each member of our two standing committees, the Audit Committee and the Compensation Committee, is independent as defined by Rule 5605(a)(2) of the Nasdaq Listing Rules, and each member of our Audit Committee is also independent as defined by Rule 10A-3(b)(1) under the Exchange Act. We do not have a separately designated nominating committee. The entire board of directors serves this function, including Dr. Avishay Katz, Douglas L. Swenson and Dr. Joseph Vallner, who are not independent.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed by PricewaterhouseCoopers LLP for auditing and other services provided to us for the fiscal years 2008 and 2007. The fees disclosed for 2007 relate to services provided to the predecessor registrant, Lumera Corporation.

	2008	2007
Audit Fees(1)	$968,000	$610,000
Audit-Related Fees (2)	$0	$0
Tax Fees (3)	$9,800	$29,000
All Other Fees	$0	$1,500

(1)	Audit fees include fees for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in our Form 10-Q and other services normally provided by accountants in connection with statutory and regulatory filings or engagements for those fiscal years. Included within the audit fees amount is $325,000 related to professional services rendered by PricewaterhouseCoopers LLP in connection with their review of the Form S-4 of the predecessor registrant, which was filed on October 24, 2008.

(2)	Fees for audit-related services billed in consisted of consultation concerning financial accounting and reporting standards.

(3)	Fees for tax services relates to tax return preparation and other compliance services.

In considering the nature of the services provided by the independent registered public accountants, the Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with the independent registered public accountants and our management to determine that they are permitted under the rules and regulations concerning auditors’ independence promulgated by the Securities and Exchange Commission, as well as the American Institute of Certified Public Accountants.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee pre-approves all audit services and all permitted non-audit services by the independent registered public accounting firm. The Audit Committee evaluates whether our use of the independent registered public accounting firm for permitted non-audit services is compatible with maintaining the independence of the independent registered public accounting firm. The Audit Committee’s policies prohibit the Company from engaging the independent registered public accounting firm to provide any services relating to bookkeeping or other services related to accounting records or financial statements, financial information systems design and implementation, appraisal or valuation services, fairness opinions or contribution-in-kind reports, actuarial services, or internal audit outsourcing services unless it is reasonable to conclude that the results of these services will not be subject to audit procedures. The Audit Committee’s policies prohibit the Company from engaging the independent registered public accounting firm to provide any services relating to any management function, expert services not related to the audit, legal services, broker-dealer, investment adviser, or investment banking services or human resource consulting. The Audit Committee approved in advance all fees for services provided by our independent registered public accounting firm PricewaterhouseCoopers LLP, for the years ended December 31, 2008 and 2007 and has concluded that the provision of these services is compatible with the accountants’ independence.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a) Documents filed as part of the report

(3) Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger by and among Lumera Corporation, GigOptix LLC, Galileo Merger Holdings, Inc., Galileo Merger Sub L, Inc. and Galileo Merger Sub G, LLC dated as of March 27, 2008. Filed previously as Annex A to the Registrant’s Registration Statement on Form S-4 filed on September 8, 2008, SEC File No. 333-153362 and is incorporated herein by reference.

3.1	Form of Amended and Restated Certificate of Incorporation of the Registrant. Filed previously as Annex C to the Registrant’s Registration Statement on Form S-4 filed on September 8, 2008, SEC File No. 333-153362 and is incorporated herein by reference.

3.2	Bylaws of the Registrant. Filed previously as Annex D to the Registrant’s Registration Statement on Form S-4 filed on September 8, 2008, SEC File No. 333-153362 and is incorporated herein by reference.

4.1	Form of Certificate representing the Common Stock, par value $0.001 per share, of the Registrant. Filed previously as Exhibit 4.1 to the Registrant’s Amendment No. 2 to Registration Statement on Form S-4 filed on October 24, 2008, SEC File No. 333-153362 and is incorporated herein by reference.

4.2	Form of GigOptix, Inc. Common Stock Purchase Warrant issuable to Lumera Corporation Warrant holders. Filed previously as Exhibit 4.2 to the Registrant’s Amendment No. 2 to Registration Statement on Form S-4 filed on October 24, 2008, SEC File No. 333-153362 and is incorporated herein by reference.

4.3	Form of Common Stock Warrant dated November 7, 2006. Filed previously as Exhibit 99.2 to Lumera Corporation’s Current Report on Form 8-K filed on November 8, 2006 and is incorporated herein by reference.

4.4	Warrant for purchase of Shares of Common Stock dated February 21, 2008, issued by Lumera Corporation to Kingsbridge Capital Limited. Filed previously as Exhibit 4.1 to Lumera Corporation’s Current Report on Form 8-K filed on February 22, 2008 and is incorporated herein by reference.

4.5	Form of Warrant issued to Placement Agent. Filed previously as Exhibit 4.1 to Lumera Corporation’s Current Report on Form 8-K filed on July 15, 2008 and is incorporated herein by reference.

4.6	Warrant issued to Silicon Valley Bank on January 21, 2009. Filed previously as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 29, 2008 and is incorporated herein by reference.

4.7	Form of Common Stock Warrant. Filed previously as Exhibit 10.21 to Amendment No. 1 to Lumera Corporation’s Registration Statement on Form S-1 filed on June 24, 2004 and is incorporated herein by reference.

4.8	Warrant to Purchase 170,546 shares of Common Stock. Filed previously as Exhibit 10.23 to Amendment No. 3 to Lumera Corporation’s Registration Statement on Form S-1 filed on July 12, 2004 and is incorporated herein by reference.

4.9*	Form of Common Stock Warrant issued by Lumera Corporation to underwriters July 23, 2004. Filed previously as Exhibit 4.2 to Lumera Corporation’s Registration Statement on Form S-1 filed on July 12, 2004 and is incorporated herein by reference.

Exhibit Number	Description
10.1†	2000 Stock Option Plan of Lumera Corporation. Filed previously as Exhibit 10.1 to Amendment No. 1 to Lumera Corporation’s Registration Statement on Form S-1 filed on June 24, 2004 and is incorporated herein by reference.

10.2†	GigOptix, Inc. 2008 Equity Incentive Plan. Filed previously as Annex E to the Registrant’s Registration Statement on Form S-4 filed on September 8, 2008, SEC File No. 333-153362 and is incorporated herein by reference.

10.3†	2004 Equity Incentive Plan of Lumera Corporation. Filed previously as Exhibit 10.2 to Amendment No. 1 to Lumera Corporation’s Registration Statement on Form S-1 filed on June 24, 2004 and is incorporated herein by reference.

10.4†	2007 GigOptix LLC Equity Incentive Plan. Filed previously as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-4 filed on September 8, 2008, SEC File No. 333-153362 and is incorporated herein by reference.

10.5	Lease Agreement, dated as of July 11, 2005, by and between S/I North Creek and Lumera Corporation for facilities located at 19910 North Creek Parkway, Bothell, WA. Filed previously as Exhibit 10.1 to Lumera Corporation’s Current Report on Form 8-K filed on July 12, 2005 and is incorporated herein by reference.

10.6	Office Lease Agreement dated March 21, 2005 by and between EOP-Embarcadero Place, L.L.C. and iTerra Communications LLC for facilities located at 2400 Geng Road, Suite 100, Palo Alto, CA. Filed previously as Exhibit 10.7 to the Registrant’s Amendment No. 2 to Registration Statement on Form S-4 filed on October 24, 2008, SEC File No. 333-153362 and is incorporated herein by reference.

10.7	First Amendment dated as of January 26, 2009 by and between EOP-Embarcadero Place, L.L.C. and the Company. Filed previously as Exhibit 10.7 to Registrant’s Current Report on Form 8-K filed on January 21, 2008 and is incorporated herein by reference.

10.8	Exclusive Licensing Agreement effective October 20, 2000, by and between the University of Washington and Lumera Corporation. Filed previously as Exhibit 10.6 to Lumera Corporation’s Registration Statement on Form S-1 filed on May 19, 2004 and is incorporated herein by reference.

10.9	License Agreement effective March 27, 2004, by and between Arizona Microsystems, L.L.C. and Lumera Corporation. Filed previously as Exhibit 10.14 to Lumera Corporation’s Registration Statement on Form S-1 filed on May 19, 2004 and is incorporated herein by reference.

10.10	License Agreement dated August 31, 2007 by and between Digimimic S.r.l. and GigOptix LLC. Filed previously as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-4 filed on September 8, 2008, SEC File No. 333-153362 and is incorporated herein by reference.

10.11	Form of Note and Warrant Purchase Agreement effective April 20, 2004, by and between Lumera Corporation and the Lenders, as defined therein. Filed previously as Exhibit 10.15 to Lumera Corporation’s Registration Statement on Form S-1 filed on May 19, 2004 and is incorporated herein by reference.

10.12	Amended and Restated Investors’ Rights Agreement dated August 25, 2003, by and between Lumera Corporation and the Investors, as defined therein. Filed previously as Exhibit 10.16 to Lumera Corporation’s Registration Statement on Form S-1 filed on May 19, 2004 and is incorporated herein by reference.

10.13†	Amendment to 2000 Stock Option Plan of Lumera Corporation. Filed previously as Exhibit 10.19 to Amendment No. 1 to Lumera Corporation’s Registration Statement on Form S-1 filed on June 24, 2004 and is incorporated herein by reference.

Exhibit Number	Description
10.14	Modulators Incorporating Polymers with Exceptionally High Electro-Optic Coefficients Development Agreement as Exhibit 10.1 to the Defense Advanced Research Projects Agency dated June 30, 2006. Filed previously with Lumera Corporation’s Quarterly Report for the quarter ended June 30, 2006 and is incorporated herein by reference.

10.15	Form of Securities Purchase Agreement by and among Lumera Corporation and the Purchasers thereto dated November 7, 2006. Filed previously as Exhibit 99.2 to Lumera Corporation’s Current Report on Form 8-K filed on November 8, 2006 and is incorporated herein by reference.

10.16†	Employment Agreement by and between the Company and Dr. Katz, dated as of January 26, 2009. Filed previously as Exhibit 10.1 to Registrant’s 8-K filed on February 2, 2009 and is incorporated herein by reference.

10.17†	Form of Employment Agreement to be entered into between the Company and its executive officers. Filed previously as Exhibit 10.1 to the Registrant’s 8-K filed on February 11, 2009 and is incorporated herein by reference.

10.18†	Form of Incentive Stock Option Award Agreement. Filed previously as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 17, 2009 and is incorporated herein by reference.

10.19†	Form of Nonstatutory Stock Option Award Agreement. Filed previously as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 17, 2009 and is incorporated herein by reference.

10.20	Common Stock Purchase Agreement, dated as of February 21, 2008, by and between Lumera Corporation and Kingsbridge Capital Limited. Filed previously as Exhibit 10.1 to Lumera Corporation’s Current Report on Form 8-K filed on February 25, 2008 and is incorporated herein by reference.

10.21	Stock Purchase Agreement by and between GigOptix LLC and the shareholders of Helix AG dated as of January 14, 2008. Filed previously as Exhibit 10.34 to the Registrant’s Registration Statement on Form S-4 filed on September 8, 2008, SEC File No. 333-153362 and is incorporated herein by reference.

10.22	Contribution Agreement by and among Lumera Corporation and Asyrmatos, Inc., dated as of February 20, 2008. Filed previously as Exhibit 10.34 to Lumera Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007 and is incorporated herein by reference.

10.23	Investors’ Rights Agreement by and between Lumera Corporation and Asyrmatos, Inc., dated as of February 20, 2008. Filed previously as Exhibit 10.35 to Lumera Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007 and is incorporated herein by reference.

10.24	Right of First Refusal and Co-Sale Agreement by and among Lumera Corporation and Asyrmatos, Inc., dated as of February 20, 2008. Filed previously as Exhibit 10.36 to Lumera Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007 and is incorporated herein by reference.

10.25	Voting Agreement by and among Lumera Corporation and Asyrmatos, Inc., dated as of February 20, 2008. Filed previously as Exhibit 10.37 to Lumera Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007 and is incorporated herein by reference.

10.26	Loan and Security Agreement between Lumera Corporation and Asyrmatos, Inc., dated as of February 20, 2008. Filed previously as Exhibit 10.38 to Lumera Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007 and is incorporated herein by reference.

10.27	Loan Agreement dated January 10, 2008 by and between GigOptix-Helix AG and GigOptix LLC. Filed previously as Exhibit 10.40 to the Registrant’s Registration Statement on Form S-4 filed on September 8, 2008, SEC File No. 333-153362 and is incorporated herein by reference.

Exhibit Number	Description
10.28	Registration Rights Agreement, dated February 21, 2008, by and between Lumera Corporation and Kingsbridge Capital Limited. Filed previously as Exhibit 4.2 to Lumera Corporation’s Current Report on Form 8-K filed on February 25, 2008 and is incorporated herein by reference.

10.29	Common Stock Purchase Agreement, dated as of February 21, 2008, by and between Lumera Corporation and Kingsbridge Capital Limited. Filed previously as Exhibit 10.1 to Lumera Corporation’s Current Report on Form 8-K filed on February 22, 2008 and is incorporated herein by reference.

10.30	Stock Purchase Agreement between Lumera Corporation and Rodman & Renshaw, LLC. Filed previously as Exhibit 10.2 to Lumera Corporation’s Current Report on Form 8-K filed on July 15, 2008 and is incorporated herein by reference.

10.31	Unconditional Guaranty between the Company and Silicon Valley Bank, dated as of January 21, 2009. Filed previously as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 29, 2008 and is incorporated herein by reference.

10.32	Default Waiver and Fourth Amendment to Loan and Security Agreement between GigOptix LLC and Silicon Valley Bank, effective as of December 31, 2008. Filed previously as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 29, 2008 and is incorporated herein by reference.

10.33	Loan and Security Agreement, dated as of October 5, 2007, by and between GigOptix LLC and Silicon Valley Bank. Filed previously as Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on January 29, 2008 and is incorporated herein by reference.

10.34	First Amendment to Loan and Security Agreement, dated as of August 21, 2008, by and between GigOptix LLC and Silicon Valley Bank. Filed previously as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on January 29, 2008 and is incorporated herein by reference.

10.35	Default Waiver and Second Amendment to Loan and Security Agreement, dated as of September 26, 2008, by and between GigOptix LLC and Silicon Valley Bank. Filed previously as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on January 29, 2008 and is incorporated herein by reference.

10.36	Third Amendment to Loan and Security Agreement, dated as of October 27, 2008, by and between GigOptix LLC and Silicon Valley Bank. Filed previously as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on January 29, 2008 and is incorporated herein by reference.

10.37*	Plexera Asset Purchase Agreement, dated as of February 17, 2009.

10.38*	Fifth Amendment to Loan and Security Agreement between GigOptix LLC and Silicon Valley Bank, dated as of February 28, 2009.

21*	Subsidiaries of the registrant

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1*	Powers of Attorney (included on the signature pages hereto)

31.1*	Chief Executive Officer certification pursuant to Rule 13a-14(a)/15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer certification pursuant to Rule 13a-14(a)/15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3**	Chief Executive Officer certification pursuant to Rule 13a-14(a)/15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4**	Acting Chief Financial Officer certification pursuant to Rule 13a-14(a)/15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
32.1*	Chief Executive Officer certification pursuant to Rule 13a-14(b) or Rule 13d-14(b) and Section 1350, Chapter 63 of Title 18 United States Code (18 U.S.C. 1350) as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350, Chapter 63 of Title 18 United States Code (18 U.S.C. 1350) as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Previously filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on March 31, 2009.

**	Filed herewith.

†	Management Contract or Compensatory Plan or Arrangement.

(b)	See subsection (a)(3) above.

(c)	See subsection (a)(2) above.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GigOptix, Inc.

By:	/s/ Dr. Avishay S. Katz
Dr. Avi (Avishay) Katz, Chief Executive Officer, President and Chairman of the Board

Date: April 30, 2009

Exhibit Index

31.3	Chief Executive Officer certification pursuant to Rule 13a-14(a)/15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Acting Chief Financial Officer certification pursuant to Rule 13a-14(a)/15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.