Form 10-Q
period 2009-04-05
GigOptix, Inc.
filed 2009-05-20
CIK 1432150

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 5, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number 333-153362

GIGOPTIX, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-2439072
(State or Other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

2400 Geng Road, Palo Alto, CA 94301

(Address of Principal Executive Offices)

(650) 424-1937

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒.

As of May 18, 2009, 5,173,215 shares of the Company’s common stock, $0.001 par value, were outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GIGOPTIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	April 5, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$4,644	$6,871
Accounts receivable, net	3,000	2,475
Inventories	984	1,019
Prepaid and other current assets	1,195	1,043

Total current assets	9,823	11,408
Property and equipment, net	810	771
Intangible assets, net	1,051	1,231
Restricted cash	745	749
Other assets	582	712

Total assets	$13,011	$14,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,225	$1,496
Accrued and other current liabilities	2,229	2,472
Line of credit	503	800

Total current liabilities	3,957	4,768
Pension liabilities	161	173
Deferred tax liabilities	81	118

Total liabilities	4,199	5,059
Commitments and contingencies (Note 10)
Stockholders’ Equity

Preferred stock, $0.001 par value; 1,000,000 shares authorized as of April 5, 2009; no shares issued and outstanding as of April 5, 2009 and December 31, 2008	—	—

Common stock, $0.001 par value; 50,000,000 shares authorized as of April 5, 2009; 5,173,223 issued and outstanding as of April 5, 2009 and December 31, 2008	5	5
Additional paid-in capital	68,717	68,576
Accumulated deficit	(59,967)	(58,952)
Accumulated other comprehensive income	57	183

Total stockholders’ equity	8,812	9,812

Total liabilities and stockholders’ equity	$13,011	$14,871

See accompanying notes to condensed consolidated financial statements.

GIGOPTIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended
	April 5, 2009	March 28, 2008
Revenue
Product	$2,477	$1,683
Government contract	1,617	—

Total revenue	4,094	1,683
Cost of revenue
Product	1,160	1,034
Government contract	580	—

Total cost of revenue	1,740	1,034

Gross profit	2,355	649

Research and development expense	1,499	1,013
Selling, general and administrative expense	2,285	1,274
Acquired in-process research and development	—	319

Total operating expenses	3,784	2,606

Loss from operations	(1,429)	(1,957)
Interest income (expense), net	2	(78)
Other income (expense), net	336	(166)

Loss before benefit from income taxes	(1,091)	(2,201)
Benefit from income taxes	77	93

Net loss	$(1,015)	$(2,108)

Net loss per share - basic and diluted	$(0.20)	$(2.84)

Weighted average number of shares used in per share calculations - basic and diluted	5,173	743

See accompanying notes to condensed consolidated financial statements.

GIGOPTIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended
	April 5, 2009	March 28, 2008
Cash flows from operating activities
Net loss	$(1,015)	$(2,108)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	237	198
Stock-based compensation	140	12
Acquired in-process research and development	—	319
Deferred taxes, net	(37)	(52)
Amortization of acquisition-related payment	175	175
Gain on sale of assets	(300)	—
Acquisition-related retention payment	—	(2,000)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	(544)	(196)
Inventories	12	69
Prepaid and other current assets	(329)	(113)
Other assets	99	60
Accounts payable	(261)	375
Accrued and other current liabilities	(235)	(393)

Net cash used in operating activities	(2,058)	(3,654)

Cash flows from investing activities
Purchases of property and equipment	(166)	(2)
Proceeds from sale of assets	300	—
Cash paid for acquisition, net of cash acquired	—	(1,671)

Net cash provided by (used in) investing activities	134	(1,673)

Cash flows from financing activities
Proceeds from notes payable to stockholders	—	5,450
Repayment of notes payable to stockholders	—	(700)
Proceeds from line of credit	792	1,240
Repayment of line of credit	(1,092)	(709)

Net cash provided by financing activities	(300)	5,281

Effect of exchange rates on cash and cash equivalents	(3)	58
Net increase (decrease) in cash and cash equivalents	(2,227)	12
Cash and Cash equivalents at beginning of period	6,871	525

Cash and Cash equivalents at end of period	$4,644	$537

Supplemental disclosure of cash flow information
Interest paid	$6	$83

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

GigOptix, Inc. (“GigOptix” or “the Company”) is a leading provider of electronic engines for the optically connected digital world and other advanced RF applications. GigOptix was formed in March 2008 as a wholly-owned subsidiary of Lumera Corporation to facilitate a combination between GigOptix LLC and Lumera Corporation. Before the combination, which was effected by two mergers, collectively referred to as the “merger”, GigOptix had no operations or material assets. As a result of the transaction set forth in the Agreement and Plan of Merger, dated as of March 27, 2008, among Lumera, GigOptix LLC, Galileo Merger Sub G, LLC and Galileo Merger Sub L, Inc., on December 9, 2008, the merger was completed and Lumera and GigOptix LLC became wholly owned subsidiaries of GigOptix. GigOptix is the successor public registrant to Lumera Corporation.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has incurred significant losses since inception, attributable to its efforts to design and commercialize its products. During the first quarter of fiscal year 2009, the Company incurred a loss of approximately $1.0 million, cash outflows from operations of $2.1 million and at April 5, 2009 had an accumulated deficit of $60.0 million. For the years ended December 31, 2008 and 2007, the Company incurred net losses of $7.7 million and $6.5 million, respectively, and cash outflows from operations of $6.7 million and $4.8 million, respectively. The Company has managed its liquidity during this time through a series of cost reduction initiatives and increases in the Company’s line of credit with Silicon Valley Bank. The line was fully paid down subsequent to April 5, 2009 and terminated on April 15, 2009.

The Company’s ability to continue as a going concern is dependent on many events outside of its direct control, including, among other things; obtaining additional financing either privately or through public markets and consumers’ purchasing its products in substantially higher volumes. The Company’s significant recent operating losses and negative cash flows, among other factors, raise substantial doubt as to its ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the financial position and results of operations of the Company. You should not expect interim results of operations necessarily to be indicative of the results for the full fiscal year. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in these unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. This report should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2008.

The Company’s fiscal year ends on December 31. For quarterly reporting, the Company employs a four-week, four-week, five-week reporting period. The current three-month period ended on Sunday, April 5, 2009. The first quarter of fiscal 2008 ended on March 28, 2008. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The condensed consolidated financial statements of the Company for the periods prior to December 9, 2008, presented herein, are the historical financial statements of GigOptix LLC.

Merger Conversion

On December 9, 2008, the effective time of merger, GigOptix LLC membership units were converted into common stock of GigOptix, Inc. at a conversion ratio of 0.1375. All shares and per share amounts, including all common stock equivalents (stock options, warrants and restricted stock units) have been adjusted in the condensed consolidated financial statements and in the notes to the condensed consolidated financial statements for all periods presented to reflect the merger conversion.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in United States requires management to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to allowances for doubtful accounts, inventory write-downs, valuation of long-lived assets, including property and equipment and identified intangible assets, valuation of deferred taxes and contingencies. In addition, the Company uses assumptions when employing the Black-Scholes option valuation model to calculate the fair value of stock granted. The Company bases its estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, when these carrying values are not readily available from other sources. Actual results could differ from these estimates.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Customer purchase orders are generally used to determine the existence of an arrangement. Transfer of title and risk of ownership occur based on defined terms in customer purchase orders, and generally pass to the customer upon shipment, at which point goods are delivered to a carrier. There are no formal customer acceptance terms or further obligations, outside of the Company’s standard product warranty. The Company assesses whether the sales price is fixed or determinable based on the payment terms associated with the transaction. Collectability is assessed based primarily on the credit worthiness of the customer as determined through ongoing credit evaluations of the customer’s financial condition, as well as consideration of the customer’s payment history.

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

Unbilled accounts receivables, included as a component of accounts receivable on the balance sheet, comprises amounts of revenue recognized on contracts that the Company has not yet billed to a customer because the amounts were not contractually billable at the balance sheet date. Historically, the Company has been contractually able to bill 93% of the unbilled accounts receivable balances within 45 days of the respective balance sheet date.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. The Company maintains cash with various financial institutions that management believes to be of high credit quality. At any time, amounts held at any single financial institution may exceed federally insured limits. The Company believes that the concentration of credit risk in its accounts receivable is substantially mitigated by the Company’s credit evaluation process, relatively short collection terms and the high level of credit worthiness of its customers. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary but generally requires no collateral.

As of April 5, 2009, four customers accounted for 17%, 16%, 11% and 11% of total accounts receivable. As of December 31, 2008, four customers accounted for 17%, 16%, 12% and 10% of total accounts receivable.

For the three months ended April 5, 2009, four customers accounted for 18%, 17%, 11% and 10% of revenue. For the three months ended March 28, 2008, three customers accounted for 29%, 25% and 11% of revenue.

Comprehensive Loss

Comprehensive loss includes net loss and foreign currency translation adjustments arising from the consolidation of the Company’s foreign subsidiary. The components of comprehensive loss are as follows:

	Three months ended
	April 5, 2009	March 28, 2008
	(In thousands)
Net loss	$(1,015)	$(2,108)
Foreign currency translation adjustment	57	166

Comprehensive loss	$(958)	$(1,942)

Income Taxes

The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax basis of the Company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

The Company has not provided for U.S. income taxes and foreign withholding taxes on undistributed earnings for certain non-U.S. subsidiaries as of April 5, 2009. The Company intends to reinvest these earnings indefinitely in operations outside the United States. These earnings include 100% of the accumulated undistributed earnings of the Company’s subsidiary in Switzerland.

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

The Company adopted the provisions of FIN 48 effective December 9, 2008, the date of the merger with Lumera Corporation, resulting in no cumulative effect of accounting change. There were no significant adjustments during the periods ended April 5, 2009 and December 31, 2008 related to the Company’s adoption of FIN 48.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP No. 157-4”). FSP No. 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. FSP 157-4 is effective for the Company beginning in the second quarter of fiscal year 2009. The adoption of FSP No. 157-4 is not expected to have a significant impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairment (“FSP No. 115-2/124-2”). FSP No. 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP 115-2/124-2, an other-than-temporary impairment is triggered when there is intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP No. 115-2/124-2 changes the presentation of an other-than-temporary impairment in the statement of operations for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. FSP No. 115-2/124-2 is effective for the Company beginning in the second quarter of fiscal year 2009. The adoption of FSP No. 115-2/124-2 is not expected to have a significant impact on the Company’s condensed consolidated financial statements.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Cash Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which requires issuers of convertible debt that may be settled wholly or partly in cash when converted to account for the debt and equity components separately in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 was effective for fiscal years beginning after December 15, 2008, and must be applied retrospectively to all periods presented. The Company adopted FSP APB 14-1 in the quarter ended April 5, 2009, but as its previously outstanding convertible notes were not able to be settled in cash or other assets upon conversion, the adoption had no significant impact on the Company’s condensed consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 clarifies that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. Effective January 1, 2009, the Company adopted EITF 03-6-1 and this adoption did not have a material impact on its condensed consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets, (“FSP 142-3”) that amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards (“SFAS”) SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). FSP 142-3 requires a consistent approach between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS No. 141 (R), Business Combinations (“SFAS 141(R)”). The FSP also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is applied prospectively. Early adoption is prohibited. The Company adopted FSP 142-3 effective January 1, 2009, and this adoption did not have a material impact on its condensed consolidated financial statements.

In February 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157 (“FSP No. 157-2”), which delays the effective date of SFAS No. 157, Fair Value Measurements, for all non-recurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. Effective January 1, 2009, the Company adopted FSP FAS No. 157-2. The adoption of FSP FAS 157-2 did not have a material impact to its condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), which establishes the principles and requirements for how an acquirer in a business combination (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. In April 2009, the FASB issued FSP FAS 141(R)-1, which amends the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. SFAS No. 141(R) and FSP FAS 141(R)-1 are effective beginning in the quarter ended April 5, 2009 and the Company’s adoption had no significant impact on the Company’s condensed consolidated financial statements. The impact of the adoption in subsequent quarters will depend on the nature and extent of business combinations that the Company completes, if any, in or after fiscal 2009; however, it is expected to change the Company’s accounting treatment for any future business combinations.

NOTE 4 – BALANCE SHEET COMPONENTS

Accounts receivable, net

Accounts receivable balances as of April 5, 2009 and December 31, 2008 consist of the following:

	April 5, 2009	December 31, 2008
	(In thousands)
Billed accounts receivable	$2,131	$2,014
Unbilled accounts receivable	877	469
Allowance for doubtful accounts	(8)	(8)

	$3,000	$2,475

Inventories

Inventory balances as of April 5, 2009 and December 31, 2008 consist of the following:

	April 5, 2009	December 31, 2008
	(In thousands)
Raw materials	$518	$670
Work in process	107	147
Finished goods	359	202

	$984	$1,019

Prepaid and other current assets

Prepaid and other current assets balances as of April 5, 2009 and December 31, 2008 consist of the following:

	April 5, 2009	December 31, 2008
	(In thousands)
Prepaid expenses	$446	$—
Prepayment related to continued employment	675	700
Prepaid licenses	25	—
Other	49	343

	$1,195	$1,043

Property and equipment

Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets (two to five years) using the straight-line method. Leasehold improvements are depreciated over the shorter of estimated useful lives or the initial lease term. When fixed assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts and the resulting gains or losses are included in income from operations.

A summary of property and equipment at April 5, 2009 and December 31, 2008 is follows:

	April 5, 2009	December 31, 2008
	(In thousands)
Network and laboratory equipment	$4,058	$3,910
Computer software equipment	272	272
Furniture and fixtures	185	185
Leasehold Improvements	44	38
Construction-in-progress	13	13

	$4,572	$4,418
Accumulated depreciation and amortization	(3,762)	(3,647)

Property, and equipment, net	$810	$771

Depreciation and amortization expense related to property and equipment was $115,000 and $59,000 for the quarters ended April 5, 2009 and March 28, 2008, respectively.

Intangible assets, net

Finite-lived intangible assets are recorded at cost, less accumulated amortization. Finite-lived intangible assets as of April 5, 2009 and December 31, 2008 consisted of the following:

	April 5, 2009			December 31, 2008
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
			(In thousands)
Existing technology	$1,115	$(487)	$628	$1,167	$(396)	$771
Order backlog	167	(167)	—	167	(167)	$—
Customer relationships	124	(54)	70	130	(44)	$86
Patents	377	(23)	353	377	(3)	$374

Total intangible assets	$1,783	$(731)	$1,051	$1,841	$(610)	$1,231

The amortization of finite-lived intangibles is computed using the straight-line method. Estimated lives of finite-lived intangibles range from five to ten years. Total amortization expense for the three-month periods ended April 5, 2009 and March 28, 2008 was $121,000 and $143,000, respectively.

The estimated future amortization expense as of April 5, 2009 is as follows (in thousands):

Amount
Years ending December 31,	(In thousands)
2009 (remaining nine months)	$355
2010	475
2011	75
2012	75
2013	71

$1,051

Accrued and other current liabilities

Accrued and other current liabilities consist of the following (in thousands):

	April 5, 2009	December 31, 2008
	(In thousands)
Accrued legal and professional services	$694	$1,043
Accrued compensation and related taxes	697	536
Sales tax payable	376	380
Warranty accrual	61	120
Short-term deferred tax liabilities	16	15
Other	385	378

	$2,229	$2,472

NOTE 5 – LINE OF CREDIT

At April 5, 2009, the Company maintained a short-term line of credit under which it could borrow up to $0.8 million, based on net eligible accounts receivable. Borrowings under the line of credit bear interest at the bank’s prime rate plus 1.25% (5.25% as of April 5, 2009 and December 31, 2008). The line of credit was available through April 15, 2009. Borrowings under the line of credit were collateralized by a security interest in all of the Company’s assets. The line of credit also required the Company to be in compliance with certain financial covenants, of which it was in compliance as of April 5, 2009. On April 15, 2009, the line of credit was fully paid down and terminated.

NOTE 6 – STOCKHOLDERS’ EQUITY

Common and Preferred Stock

In December 2008, the Company’s stockholders approved an amendment to the Certificate of Incorporation to authorize 50,000,000 shares of common stock of par value $0.001 per share. In addition, the Company is authorized to issue 1,000,000 shares of undesignated preferred stock of $0.001 par value per share, for which the Board of Directors is authorized to fix the designation, powers, preferences and rights. As of April 5, 2009, there were no shares of preferred stock issued or outstanding.

Equity Incentive Plans

As of April 5, 2009, there were 3,074,929 options, 54,629 unvested restricted stock units and 1,450,336 warrants outstanding under all stock incentive plans.

2007 Equity Incentive Plan

In August 2007, GigOptix LLC adopted the GigOptix LLC Equity Incentive Plan, or the 2007 Plan. The 2007 Plan provides for grants of options to purchase stock units, stock awards and restricted stock units to employees, officers and non-employee directors. The 2007 Plan provides for grants of up to 632,500 stock units. Vesting periods are determined by the Company’s Board of Directors and generally provide for stock options to vest over a four-year period and expire ten years from date of grant. Vesting for certain stock unit grants are contingent upon both service and performance criteria. The 2007 Plan was terminated upon the completion of the merger with Lumera on December 9, 2008 and the remaining 864 stock options not granted under the 2007 Plan were cancelled. No shares of the Company’s common stock remain reserved for issuance under the 2007 Plan other than for satisfying exercises of stock options granted under this plan prior to its termination.

As of April 5, 2009, no shares of common stock were reserved for issuance under the 2007 Plan and options to purchase a total of 571,071 shares of common stock, 54,629 unvested restricted stock units and 4,125 warrants to purchase common stock were outstanding.

2008 Equity Incentive Plan

In December 2008, the Company adopted the 2008 Equity Incentive Plan, or the 2008 Plan, for directors, employees, consultants and advisors to the Company or its affiliates. Under the 2008 Plan, 2,500,000 shares of common stock were reserved for issuance upon the completion of merger with Lumera on December 9, 2008. On January 1 of each year, starting in 2009, the aggregate number of shares reserved for issuance under the 2008 Plan increase automatically by the lesser of (i) 5% of the number of shares of common stock outstanding as of the Company’s immediately preceding fiscal year, or (ii) a number of shares determined by the Board of Directors. During the quarter ended April 5, 2009, the Board of Directors determined that no additional reserved shares were needed and the maximum number of shares of common stock to be granted is up to 21,000,000 shares. Forfeited options or awards generally become available for future awards.

Awards under the 2008 Plan may be granted through June 30, 2018. Under the 2008 Plan, the exercise price of (i) an award is at least 100% of the stock’s fair market value on the date of grant, and (ii) an incentive stock option granted to a 10% stockholder is at least 110% of the stock’s fair market value on the date of grant. Vesting periods for awards are determined by the chief executive officer and generally provide for stock options to vest over a four-year period and have a maximum life of ten years from the date of grant. As of April 5, 2009, 2,271,129 options to purchase common stock were outstanding and 228,821 options were available for grant under the 2008 Plan.

Lumera 2000 and 2004 Stock Option Plan

In December 2008, in connection with the merger with Lumera, the Company assumed the existing Lumera Corporation 2000 Equity Incentive Plan, and the Lumera Corporation 2004 Stock Option Plan (the “Lumera Plan”). All unvested options granted under the Lumera Plan were assumed by the Company as part of the merger. All contractual terms of the assumed options remain the same, except for the converted number of shares and exercise price based on merger conversion ratio of 0.125. As of April 5, 2009, no additional options can be granted under the Lumera Plan and options to purchase a total of 229,334 shares of common stock were outstanding.

NOTE 7 – STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation costs under the provisions of SFAS No. 123(R), Share-Based Payment, (“FAS 123R”) Staff Accounting Bulletin No. 107 (“SAB 107”) and Staff Accounting Bulletin No. 110 (“SAB 110”).

The following table summarizes the classification of stock-based compensation expense related to employee stock option and restricted stock unit grants, including the impact of expected forfeitures recorded in the three months ended April 5, 2009 and March 28, 2008:

	Three months ended
	April 5, 2009	March 28, 2008
	(In thousands)
Research and development expense	$43	$12
Selling, general and administrative expense	97	—

	$140	$12

No tax benefit was recognized related to stock-based compensation expense since the Company has never reported taxable income and has established a full valuation allowance to offset all of the potential tax benefits associated with its deferred tax assets. Additionally, no stock-based compensation costs were capitalized during the periods presented.

Valuation assumptions The Company uses the Black-Scholes option pricing model in determining the fair value of employee stock options, employing the following key assumptions during each respective period:

	Three months ended
	April 5, 2009	March 28, 2008
Expected life	5 years	5 years
Expected volatility	74.70%	53.60%
Risk free interest rate	1.4%	3.0%
Expected dividends	—	—
Weighted-average fair value	$0.58	$0.36

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not anticipate declaring dividends in the foreseeable future. The expected term of the option is based on the vesting terms of the respective option and a contractual life of ten years using the simplified method calculation as defined by SAB 107 and permitted by SAB 110. Expected volatility is determined by blending the annualized daily historical volatility of the Company’s stock price commensurate with the expected life of the option with volatility measures used by comparable peer companies. The Company’s estimated forfeiture rate is 12.6% for the quarter ended April 5, 2009 and for the quarter ended March 28, 2008. The Company’s stock price volatility and option lives involve management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option.

The following table summarizes the activity for employees under the Company’s stock option plans for the three months ended April 5, 2009:

	Three months ended
	April 5, 2009
	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2008	2,827,470	$3.91
Granted	276,016	$0.95
Forfeited/Expired	(31,902)	$14.15

Outstanding, April 5, 2009	3,071,584	$3.54

Exercisable, April 5, 2009	635,337	$10.62

The weighted average grant date fair value of options granted was $0.58 and $0.36 per share during the three months ended April 5, 2009 and March 28, 2008, respectively. There were no options exercised during the three months ended April 5, 2009. The aggregate intrinsic value of employee stock options outstanding as of April 5, 2009 was approximately $1.4 million.

As of April 5, 2009, there was approximately $1.4 million, net of estimated forfeitures, of total unrecognized compensation cost, the majority of which will be recognized over a remaining requisite service period of 4 years.

Restricted Stock Units

The fair value of the Company’s restricted stock units is calculated based upon the fair market value of the Company’s underlying stock at the date of grant. As of April 5, 2009, there were restricted stock units for 54,629 shares of our common stock outstanding with an unrecognized stock-based compensation cost of approximately $250,000 to be recognized as compensation expense over a weighted average period of nine months. There was no activity related to restricted stock units in the three months ended April 5, 2009.

NOTE 8 – INCOME TAXES

The benefit from income taxes was approximately $77,000 for the quarter ended April 5, 2009, and approximately $93,000 for the quarter ended March 28, 2008. The effective tax rate was 7% and 2.8% for the quarters ended April 5, 2009 and March 28, 2008, respectively. The benefit from income taxes during both quarters relates to the amortization of a deferred tax liability, established upon the acquisition of the Company’s Swiss subsidiary in 2008.

The Company’s net deferred tax liabilities at December 31, 2008 relate to the Company’s subsidiary in Switzerland. All US deferred tax assets have a full valuation allowance at December 31, 2008.

The Company had approximately $69.7 million of federal net operating losses carry forwards at December 31, 2008. The net operating losses expire through year 2021. Utilization of a portion of the net operating losses and credit carry forwards are subject to an annual limitation due to the ownership change provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

In June 2006, the FASB issued FIN 48 which provides for a two-step approach to recognize and measure uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. Whether the more-likely-than-not recognition threshold is met for a tax position is a matter of judgment based on the individual facts and circumstances of that position evaluated in light of all available evidence. The Company adopted the provisions of FIN 48 effective December 9, 2008, the date of the merger with Lumera Corporation, resulting in no cumulative effect of adoption. There were no other significant adjustments during fiscal 2008 related to the Company’s adoption of FIN 48. There was no unrecognized tax benefits recorded for the quarter ended April 5, 2009. The Company does not expect the unrecognized tax benefit to change significantly during the next twelve months. Any interest and penalties incurred on the settlement of outstanding tax positions would be recorded as a component of interest expense. The Company had no related accrued interest or penalties as of April 5, 2009.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company federal and state tax returns may be subject to examination.

NOTE 9 – SEGMENT AND GEOGRAPHY INFORMATION

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

The following table summarizes revenue by geographic region:

	Three months ended
	April 5, 2009	March 28, 2008
	(In thousands)
Asia	$813	$422
Europe	852	848
United States	2,429	413

	$4,094	$1,683

The Company determines geographic location of its revenue based upon the destination of shipment of its products.

The following table summarizes long-lived assets by country:

	April 5, 2009	December 31, 2008
	(In thousands)
Switzerland	$249	$1,710
United States	2,152	1,004

	$2,401	$2,714

Long-lived assets, including property and equipment, intangible assets and other assets (excluding deferred tax assets), are reported based on the location of the assets at the end of each reporting period.

NOTE 10 – COMMITMENTS AND CONTIGENCIES

Commitments

Leases

The Company leases its domestic and foreign sales offices under non-cancelable operating leases. These leases contain various expiration dates and renewal options. In January 2009, the Company renewed its lease for its office facility located at Palo Alto, California. The new lease term will expire in December 2013. The Company also leases certain software licenses under operating leases. Total rental expense for the first quarter of 2009 and 2008 was $0.2 million and $48,000, respectively.

Aggregate non-cancelable future minimum rental payments under operating leases are as follows:

Years Ended December 31,	Amount
(In thousands)
2009 (remaining nine months)	$652
2010	827
2011	324
2012	203
2013	224

$2,230

Contingencies

Tax Contingencies

In 2008, the Franchise Tax Board (“FTB”) completed its audit of the Company’s qualifying sales and use activity for 2004 through 2007 and has proposed an amount due. The Company received a notice from the FTB and was assessed $0.3 million, which represents principal and estimated interest and penalties. As a result, in the fourth quarter of 2008, the Company accrued $0.3 million in relation to the sales and use tax due for the period 2004 through 2007. In addition, the Company has estimated the 2008 sales and use tax due and accrued all amounts due as of April 5, 2009.

The Company’s income tax calculations are based on application of the respective U.S. Federal, state or foreign tax law. The Company’s tax filings, however, are subject to audit by the respective tax authorities. Accordingly, the Company recognizes tax liabilities based upon its estimate of whether, and the extent to which, additional taxes will be due.

Product Warranties

The Company’s products typically carry a standard warranty period of one year. The table below summarizes the movement in the warranty accrual for the quarters ended April 5, 2009 and March 28, 2008:

	April 5, 2009	March 28, 2008
	(In thousands)
Beginning Balance	$120	$—
Accrual for warranties issued during the period	—	129
Settlements made	(59)	—

Ending Balance	$61	$129

NOTE 11 – RELATED PARTY TRANSACTION

Historically, GigOptix LLC and iTerra funded their operations from the proceeds of promissory notes issued to Stellar Technologies LLC, the primary member. Beginning in 2002, various promissory notes were issued by iTerra Communications LLC, the predecessor company of GigOptix, to Stellar. Borrowings under the notes bore interest at a fixed rate of 11% per annum and were collateralized by all of iTerra’s assets. The outstanding principal balance of such notes, including accrued interest, were classified as additional paid-in capital as part of a reorganization plan for iTerra in June 2007. In July 2007 and January 2008, GigOptix LLC issued convertible promissory notes to Stellar, which bore interest at a rate of 6% per annum. In August 2008, such convertible notes were converted into membership units of GigOptix LLC.

NOTE 12 – FAIR VALUE MEASUREMENTS

Effective January 1, 2009, the Company adopted SFAS No. 157. As defined in SFAS No. 157, fair value is the price that would be received for asset when sold or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that the Company believes market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. The Company primarily applies the market approach for recurring fair value measurements, maximizing the use of observable inputs and minimizing the use of unobservable inputs to the extent possible. The Company also considers the securities stated interest rate, the security issuers’ credit risk and the impact of market rate fluctuations in its assessment of fair value.

SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy defined by SFAS No. 157 are as follows:

•

Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide the most reliable pricing information and evidence of fair value on an ongoing basis.

•

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 inputs also include quoted prices for identical or similar assets or liabilities in markets that are not active, that is, markets in which there are few transactions for the asset or liability, the prices are not current, or price quotations vary substantially either over time or among market makers and inputs other than quoted prices that are observable for the asset or liability (for example, interest rates and yield curves observable at commonly quoted intervals, volatilities, prepayment speeds, loss severities, credit risks, and default rates).

•

Level 3 inputs to the valuation methodology are generally less observable from objective sources, using estimates and assumptions developed by management, which reflect those that a market participant would use.

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The Company’s money market securities of $3.94 million and $3.93 million as of April 5, 2009 and December 31, 2008, respectively, are classified within Level 1 as cash and cash equivalents on the condensed consolidated balance sheet.

NOTE 13 – ACQUISITION OF HELIX AG

In January 2008, GigOptix LLC completed the acquisition of Helix AG, a private company registered in Zurich, Switzerland. Helix designs and sells optoelectronic integrated circuits and vertical cavity surface emitting laser drivers. The aggregate purchase consideration for this acquisition was approximately $2.5 million, which includes direct transaction costs.

In addition, the agreement called for payments totaling $2.0 million to be made to a former Helix employee and stockholder, contingent upon his continued employment with GigOptix LLC through the third anniversary of the acquisition close date. Any payments are automatically forfeited if the employment contingency is not met and accordingly, the payments made are recorded as compensation expense, with $175,000 being recorded as a research and development expense in each of the quarters ended April 5, 2009 and March 28, 2008. At April 5, 2009, the expense remaining to be incurred was $1.1 million, of which $675,000 and $450,000 were classified within “prepaid and other current assets” and “other assets” in the condensed consolidated balance sheet, respectively.

The operating results of Helix have been included in GigOptix’ consolidated financial results since the January 15, 2008 acquisition close date. The components of the purchase price consideration were as follows:

(In thousands)
Cash paid	$2,400
Direct acquisition costs	143

Total purchase consideration	$2,543

The acquisition was accounted for using the purchase method of accounting. The purchase price was allocated based on the estimated fair values of tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition. The estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed was in excess of the purchase price resulting in negative goodwill. Negative goodwill of approximately $790,000 has been allocated to the fair values of acquired long-lived assets, including acquired in-process research and development, or IPR&D, on a pro-rata basis, resulting in a reduction of their recorded amounts. The total purchase price was allocated to the assets acquired and liabilities assumed as follows:

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

Acquired IPR&D relates to projects under development associated with Helix’s 10Gbps VCSEL driver chip and 4-channel TIAs. The preliminary value assigned to acquire IPR&D was determined by considering the importance of products under development to the overall development plan, estimating costs to develop the purchased technology into commercially viable products, estimating resulting net cash flows from the projects when completed and discounting net cash flows to present value. The fair value of acquired IPR&D was determined using the income approach, which discounts expected cash flows to present value. At the date of acquisition, the projects under development were determined to be approximately 30% complete, with net cash flows from the projects expected to commence in 2009. At April 5, 2009, the projects under development were determined to be approximately 90% complete. In connection with the acquisition, approximately $319,000 of acquired IPR&D was expensed in the quarter ended March 28, 2008.

Pro Forma Financial Information (Unaudited)

The results of Helix’s operations have been included in the Company’s consolidated statements of operations since its acquisition date. Pro forma information for 2008 is not presented, as the acquisition occurred on January 15, 2008, which is sufficiently close to the beginning of the period that the results of Helix are reflected in the condensed consolidated statement of operations for the quarter ended March 28, 2008.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, which should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and the notes thereto contained in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the safe harbor created by that section. The words “believe,” “expect,” “will,” “anticipate,” “estimate,” “project,” “plan,” and similar expressions identify forward-looking statements.– Such statements may also include, but are not limited to, statements regarding the impact of recent accounting announcements; our expectation that net flows from Helix projects will commence in 2009; plans for future financings or lines of credit; our expectations regarding the amount of cash necessary to fund future operations; estimates regarding the amount of periodic pension costs in 2009; our expectation that development, sales and other operating expenses will increase in the future as we expand our business; our expectation that we will not generate the cash needed to finance our anticipated operations for the foreseeable future; our continued dependence on third parties to manufacture, assemble or package our products; our intention not to purchase key person life insurance in the foreseeable future; our intention to compete for government contracts and our expectation that the contracts will account for a large percentage of our revenue for the foreseeable future; our intentions regarding the payment of dividends and the retention of available funds and future earnings; our expectation that domestic and international competition will increase in our industry; our intention to grow through strategic operations. Our expectations, beliefs, anticipations objectives, intentions, plans and strategies regarding the future are not guarantees of future performance and are subject risks and uncertainties that could cause actual results to differ materially from those projected or implied. Factors that could cause results to differ materially from those projected or implied in the forward-looking statements include, but are not limited to, trends and fluctuations in our industry; changes in demand and purchasing volume of our customers; advances in technology; unpredictability of suppliers; increased production or labor costs; our ability to attract and retain qualified personnel; pricing pressures and other competitive factors; and our ability to establish and protect our intellectual property; competition; litigation; financial community perceptions of the company; changes in laws and regulations, including increased taxes; economic, credit and capital market conditions; and the effects of war, terrorist or similar activity The forward-looking statements in this Quarterly Report on Form 10-Q are subject to additional risks and uncertainties, including those set forth in Part II, Item 1A under the caption “Risk Factors” and as disclosed in other current and periodic reports filed or furnished from time to time with the SEC. The forward-looking statements are made as of the date hereof, and we undertake no obligation to update or revise any of them, except as required by law.

Overview

GigOptix, Inc. (“GigOptix” or the “Company”) is a leading provider of electronic engines for the optically connected digital world and other advanced RF applications. GigOptix was formed in March 2008 as a wholly-owned subsidiary of Lumera Corporation to facilitate a combination between GigOptix LLC and Lumera Corporation. Before the combination, which was affected by two mergers collectively referred to as the “merger”. GigOptix had no operations or material assets. As a result of the transaction set forth in the Agreement and Plan of Merger, dated as of March 27, 2008, among Lumera, GigOptix LLC, Galileo Merger Sub G, LLC and Galileo Merger Sub L, Inc., on December 9, 2008, the merger was completed and Lumera and GigOptix LLC became wholly owned subsidiaries of GigOptix, GigOptix is the successor public registrant to Lumera Corporation. GigOptix focuses on the specification, design, development and sale of analog semiconductor integrated circuits, or ICs, multi-chip module solutions, or MCMs, and polymer modulators. GigOptix believes it is an industry leader in the fast growing market for electronic solutions that enable high-bandwidth optical connections found in telecommunications (telecom) systems, data communications (datacom) and storage systems, and, increasingly, in consumer electronics and computing systems.

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

The Company has incurred negative cash flows from operations since inception. For the quarters ended April 5, 2009 and March 28, 2008, the Company incurred net losses of $1.0 million and $2.1 million respectively, and cash outflows from operations of $2.1 million and $3.7 million respectively. As of April 5, 2009 and December 31, 2008, the Company had an accumulated deficit of $60.0 million and $59.0 million, respectively. There can be no assurance that in the event the Company requires additional financing, such financing will be available on terms which are favorable or at all. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

The Company’s fiscal year ends on December 31. For quarterly reporting, the Company employs a four-week, four-week, five-week reporting period. The current three-month period ended on Sunday, April 5, 2009. The first quarter of fiscal 2008 ended on March 28, 2008. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The condensed consolidated financial statements of the Company for the periods prior to December 9, 2008, presented herein, are the historical financial statements of GigOptix LLC, as GigOptix LLC was determined to be the accounting acquirer in the merger with Lumera Corporation.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to product returns, customer incentives, bad debts, inventories, asset impairments, deferred tax assets, accrued warranty reserves, restructuring costs, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. GigOptix also has other key accounting policies that are less subjective, and therefore, their application would not have a material impact on GigOptix reported results of operations. There have been no significant changes to our critical accounting policies which were disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our Annual Report on Form 10-K filed with the SEC on March 31, 2009.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP No. 157-4”). FSP No. 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. FSP 157-4 is effective for us beginning in the second quarter of fiscal year 2009. The adoption of FSP No. 157-4 is not expected to have a significant impact on our condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairment (“FSP No. 115-2/124-2”). FSP No. 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP 115-2/124-2, an other-than-temporary impairment is triggered when there is intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP No. 115-2/124-2 changes the presentation of an other-than-temporary impairment in the statement of operations for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. FSP No. 115-2/124-2 is effective for us beginning in the second quarter of fiscal year 2009. The adoption of FSP No. 115-2/124-2 is not expected to have a significant impact on our condensed consolidated financial statements.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which requires issuers of convertible debt that may be settled wholly or partly in cash when converted to account for the debt and equity components separately in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 was effective for fiscal years beginning after December 15, 2008, and must be applied retrospectively to all periods presented. We adopted FSP APB 14-1 in the quarter ended April 5, 2009, but as our previously outstanding convertible notes were not able to be settled in cash or other assets upon conversion, the adoption had no significant impact on our condensed consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 clarifies that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. We do not anticipate the adoption of EITF 03-6-1 will have a material impact on our condensed consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets, (“FSP 142-3”) that amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards (“SFAS”) SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). FSP 142-3 requires a consistent approach between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS No. 141 (R), Business Combinations (“SFAS 141®”). The FSP also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is applied prospectively. Early adoption is prohibited. Effective January 1, 2009, we adopted FSP 142-3 and the adoption of FSP 142-3 did not have a material impact on our condensed consolidated financial statements.

In February 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157 (“FSP No. 157-2”), which delays the effective date of SFAS No. 157, Fair Value Measurements, for all non-recurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. Effective January 1, 2009, we adopted FSP FAS No. 157-2 and this adoption did not have a material impact to our condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), which establishes the principles and requirements for how an acquirer in a business combination (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. In April 2009, the FASB issued FSP FAS 141(R)-1, which amends the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. SFAS No. 141(R) and FSP FAS 141(R)-1 are effective beginning in the quarter ended April 5, 2009 and our adoption had no significant impact on our condensed consolidated financial statements. The impact of the adoption in subsequent quarters will depend on the nature and extent of business combinations that we complete, if any, in or after fiscal 2009; however, it is expected to change our accounting treatment for any future business combinations.

Results of Operations

Revenue

Revenue for the periods reported was as follows:

	Three months ended
	April 5, 2009	March 28, 2008
	(In thousands, except percentages)
Product	$2,477	$1,683
Government contract	1,617	—

Total revenue	$4,094	$1,683
Increase period over period	$2,411
Percentage increase, period over period	143%

Revenue for the quarter ended April 5, 2009 was $4.1 million, an increase of $2.4 million or 143% compared with $1.7 million for the quarter ended March 28, 2008. The increase in revenue is primarily the result of our merger with Lumera Corporation in December 2008, which accounted for approximately $1.8 million of the increase, including all of the increase in government contract revenue. The additional increase of $0.6 million is a result of organic growth in our telecom and broadband businesses, a portion of which was additional revenue related to various product solutions having transitioned from the research and development stage to the commercialization stage. Shipments across all geographic regions were higher compared to a year ago, with shipments to Asia and the U.S. contributing 16% and 84%, respectively, to the total increase in revenue.

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

Cost of revenue and gross profit for the periods presented was as follows:

	Three months ended
	April 5, 2009	March 28, 2008
	(In thousands, except percentages)
Product	$1,160	$1,034
Government contract	580	—

Total cost of revenue	$1,740	$1,034
Percentage of revenue	43%	61%
Increase period over period	$706
Percentage increase, period over period	68%

Gross profit for the quarter ended April 5, 2009 was $2.4 million, or 58% of revenue, an increase of $1.7 million or 263% as compared to a gross profit of $649,000, or 39% of revenue, for the quarter ended March 28, 2008. The significant improvement in gross profit comparing to the prior period is primarily attributable to increased sales of high gross margin products to new global customers in the telecommunication industry, together with reductions in product manufacturing cost associated with the major cost reduction and supply chain management plans that the Company has implemented.

Research and Development Expense

Research and development expenses are expensed as incurred. Research and development costs consist primarily of consulting and engineering design, non-capitalized tools and equipment, equipment depreciation and employee compensation.

Research and development expense for the periods presented was as follows:

	Three months ended
	April 5, 2009	March 28, 2008
	(In thousands, except percentages)
Research and Development Expense	$1,499	$1,013
Percentage of Revenue	37%	60%
Increase, period over period	$485
Percentage increase period over period	48%

Research and development expense for the quarter ended April 5, 2009 was $1.5 million compared to $1.0 million for the quarter ended March 28, 2008, an increase of $0.5 million or 48%. For the quarter ended April 5, 2009, the increase in research and development expense primarily resulted from increased headcount and the associated compensation costs related to the merger with Lumera Corporation in December, 2008.

Selling, General and Administrative Expense

Selling, general and administrative expenses consist primarily of salaries and benefits for management, marketing and administration personnel, as well as fees for consultants.

Selling, general and administrative expense for the periods presented was as follows:

	Three months ended
	April 5, 2009	March 28, 2008
	(In thousands, except percentages)
Selling, General and Administrative Expense	$2,285	$1,274
Percentage of revenue	56%	76%
Increase period over period	$1,011
Percentage increase, period over period	79%

Selling, general and administrative expense for the quarter ended April 5, 2009 was $2.3 million compared to $1.3 million for the quarter ended March 28, 2008, an increase of $1.0 million or 79%. This increase is primarily due to professional fees, including legal, accounting and auditing services, associated with the merger with Lumera Corporation, and increased compensation costs related to increased headcount.

Acquired In-Process Research and Development

	Three months ended
	April 5, 2009	March 28, 2008
	(In thousands, except percentages)
Acquired in-process research and development	$—	$319

In connection with the acquisition of Helix in January 2008, we allocated approximately $319,000 of the purchase price to acquired in-process research and development expense, or IPR&D. The amount allocated to IPR&D was immediately expensed in the period the acquisition was completed, as the associated project had not yet reached technological feasibility and no future alternative uses existed for the technology. Acquired IPR&D relates to projects under development associated with Helix’ 10Gbps VCSEL driver chip and 4-channel transimpedance amplifiers. The preliminary value assigned to acquired IPR&D was determined by considering the importance of products under development to the overall development plan, estimating costs to develop the purchased technology into commercially viable products, estimating resulting net cash flows from the projects when completed and discounting net cash flows to present value. The fair value of acquired IPR&D was determined using the income approach, which discounts expected cash flows to present value. At the date of acquisition, the projects under development were determined to be 30% complete, with net cash flows from the projects expected to commence in 2009. As of April 5, 2009, the projects were 90% complete.

Interest and other income (expense)

Interest and other income (expense) for the periods presented were as follows:

	Three months ended
	April 5, 2009	March 28, 2008
	(In thousands)
Interest Income (Expense)	$2	$(78)
Other Income (Expense)	336	(166)

	$338	$(244)

Interest income (expense) for the quarter ended April 5, 2009 decreased by $80,000 as compared to the quarter ended March 28, 2008, of which $78,000 of the decrease is attributable to conversion of the convertible promissory notes to Stellar Technologies LLC, which were converted in August 2008. The remaining decrease relates to interest expense on the line of credit with Silicon Valley Bank.

Other income (expense) for the quarter ended April 5, 2009 increased by $502,000 as compared to the quarter ended March 28, 2008. The increase is primarily due to the sale of the assets of our Plexera Bioscience LLC subsidiary, including all patents and trademarks related to the Plexera business on February 17, 2009. The assets were sold “as is” to Plexera, LLC, a newly formed company, for $300,000 and recorded a gain of $300,000 included in “Other income (expense), net.” The Company does not expect to receive any further consideration for the Plexera business.

Benefit from Income Taxes

The benefit from income taxes was approximately $77,000 for the quarter ended April 5, 2009, and approximately $93,000 for the quarter ended March 28, 2008. The effective tax rate was 7% and 2.8% for the quarters ended April 5, 2009 and March 28, 2008, respectively. The benefit from income taxes during both quarters relates to the amortization of a deferred tax liability, established upon the acquisition of the Company’s Swiss subsidiary in 2008.

Liquidity and Capital Resources

Cash and cash equivalents and cash flow data for the periods presented were as follows:

	April 5, 2009	December 31, 2008
	(In thousands)
Cash and cash equivalents	$4,644	$6,871

	Three months ended
	April 5, 2009	March 28, 2008
	(In thousands)
Net cash used in operating activities	$(2,058)	$(3,654)
Net cash provided by (used in) investing activities	$134	$(1,673)
Net cash provided by (used in) financing activities	$(300)	$5,281

GigOptix previously maintained a short-term line of credit under which it could borrow up to $800,000, based on net eligible accounts receivable. Borrowings under the line of credit bore interest at the bank’s prime rate plus 1.25% (5.25% as of April 5, 2009 and 8.79% as of March 28, 2008). The line of credit was available through April 15, 2009, on which date the Company repaid the outstanding amount and terminated the line. Borrowings under the line were collateralized by a security interest in all of GigOptix’ accounts receivable. The line of credit also required the Company to be in compliance with certain financial covenants, of which it was in compliance with at April 5, 2009.

Operating Activities.

Cash used for operating activities during the first quarter of fiscal 2009 was $2.1 million, resulting from a net loss of $1.0 million, decreases in accounts payable of $0.3 million, accrued and other current liabilities of $0.2 million, increases in accounts receivable of $0.5 million and prepaid and other current assets of $0.3 million, and gain on sale of Plexera assets of $0.3 million, partially offset by non-cash expenses for depreciation and amortization, stock based compensation and amortization of acquisition-related payment of $0.2 million, $0.1 million and $0.2 million, respectively.

Cash used for operating activities during the first quarter of fiscal 2008 was $3.7 million, resulting from a net loss of $2.1 million, decrease of $0.4 million of accrued and other current liabilities, increases in accounts receivable of $0.2 million and prepaid and other current assets of $0.1 million, and acquisition-related retention payment of $2.0 million, offset partially by non cash expenses for depreciation and amortization of $0.2 million, acquired in-process research and development of $0.3 million, and amortization of acquisition-related payment of $0.2million.

Investing Activities.

Net cash provided by investing activities for the first quarter of fiscal 2009 was $0.1 million, and consisted of proceeds from the sale of Plexera assets of $0.3 million and purchases of fixed assets, essentially, network and laboratory equipment, of $0.2 million. Net cash used in investing activities for the first quarter of 2008, consisted of net cash acquired in the acquisition of Helix in January 2008 of $1.7 million and purchases of fixed assets of $0.02 million, primarily related to purchases of computer and network equipment.

Financing Activities.

Net cash used in financing activities during first quarter of fiscal year 2009 was $0.3 million, and consisted solely of net repayment to the line of credit with Silicon Valley Bank. Net cash provided by financing activities during the first quarter of 2008, was $5.3 million and consisted of $5.5 million in proceeds from convertible notes payable to stockholders, $0.7 million repayment of notes payable to stockholder, and net proceeds from the line of credit with Silicon Valley Bank of $0.5 million.

We have incurred significant losses since inception, attributable to our efforts to design and commercialize our products. We have managed our liquidity during this time through a series of cost reduction initiatives and prior to its termination, a line of credit with Silicon Valley Bank. Our ability to continue as a going concern is dependent on many events outside of our direct control, including, among other things; obtaining additional financing either privately or through public markets and consumers’ purchasing our products in substantially higher volumes. Such financing may not be available to us in the amounts or on terms acceptable to it. If we are unable to raise financing to continue to fund operations, we may have to further reduce or discontinue certain operations, which would have an adverse effect on our business. The significant recent operating losses and negative cash flows, among other factors, raise substantial doubt as to our ability to continue as a going concern.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures - Based on an evaluation under the supervision and with the participation of the Company’s management, our Chief Executive Officer and Acting Chief Financial Officer have concluded that, due to the material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 that remain unremediated, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were not effective as of April 5, 2009.

Changes in Internal Control - During the quarter ended March 31, 2009, we continued to implement our remediation plan in response to the material weaknesses discussed in our annual report on Form 10-K for the year ended December 31, 2008. We have hired additional accounting staff, and we have engaged a consultant regarding the implementation of additional internal controls, including an upgrade and companywide integration of our enterprise resource planning system. While our effort to remediate our material weakness is ongoing, we are in the initial stages of executing our remediation plan. Accordingly, we do not believe that our material weaknesses have been remediated, or that the changes made to our internal control over financial reporting during the quarter ended April 5, 2009 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we are a party to litigation arising in the ordinary course of our business. We are not currently a party to any litigation that we believe could reasonably be expected to have a material adverse effect on our results of operations, financial condition or cash flows.

ITEM 1A.	RISK FACTORS

We have revised the risk factors that relate to our business, as set forth below. These risks include any material changes to and supercede the risks previously disclosed in Part I , Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2008. We encourage investors to review the risk factors and uncertainties relating to our business disclosed in that Form 10-K, as well as those contained in Part 1, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, above.

Our common stock is quoted on the OTC Bulletin Board, which may reduce the liquidity of our common stock and negatively affect our stock price.

Since the completion of the merger with Lumera on December 9, 2008, our common stock has been quoted on the OTC Bulletin Board. This may reduce the liquidity of our common stock, may cause investors not to trade in our stock and may result in a lower stock price. In addition, investors may find it more difficult to obtain accurate quotations of the share price of our common stock.

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

In connection with the audit of our consolidated financial statements for the years ended December 31, 2008 and 2007, material weaknesses in our internal controls over financial reporting, as defined in rules established by the Public Company Accounting Oversight Board, or PCAOB, were identified. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis. The material weakness was attributed to us not maintaining a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting requirements. Specifically, this deficiency resulted in audit adjustments related to the completeness and accuracy of our stock-based compensation accounts, capitalized acquisition costs and intangible assets acquired in a business combination, and disclosures in the consolidated financial statements for the year ended December 31, 2008. While we have adopted a remediation plan, we are only in the initial stage of executing this plan and we do not believe that our material weaknesses have been remediated as of April 5, 2009. We do not have an integrated financial reporting system and will not be in a position to put one in place until the second quarter at the earliest.

In addition, other material weaknesses or significant deficiencies in our internal control over financial reporting may be identified in the future. If we fail to remediate our existing material weakness or future material weaknesses or fail to implement required new or improved controls, or encounter difficulties in their implementation, it could harm our operating results, cause failure to meet our SEC reporting obligations on a timely basis or result in material misstatements in our annual or interim financial statements. If we are unable to remediate material weaknesses or otherwise are unable to produce timely and accurate financial statements, our stock price may be adversely affected.

If we are unable to effectively implement or maintain a system of internal control over financial reporting, we may not be able to accurately or timely report our financial results and our stock price could be adversely affected.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal control over financial reporting in our annual report on Form 10-K for that fiscal year. Section 404 also currently requires our independent registered public accounting firm, beginning with our fiscal year ending December 31, 2009, to attest to, and report on our internal control over financial reporting. Our ability to comply with the annual internal control report requirements will depend on the effectiveness of our financial reporting and data systems and controls across our company. We expect these systems and controls to involve significant expenditures and to become increasingly complex as our business grows and to the extent that we make and integrate acquisitions. To effectively manage this complexity, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Any failure to implement required new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm our operating results and cause us to fail to meet our financial reporting obligations, which could adversely affect our business and reduce our stock price.

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

The Company faces competitive pressures from a variety of companies in its target markets. The telecom, datacom and consumer opto-electronics markets are highly competitive and the Company expects that domestic and international competition will increase in these markets, due in part to deregulation, rapid technological advances, price erosion, changing customer preferences and evolving industry standards. Increased competition could result in significant price competition, reduced revenues or lower profit margins. Many of the Company’s competitors and potential competitors have or may have substantially greater research and product development capabilities, financial, scientific, marketing, manufacturing and human resources, name recognition and experience than the Company. As a result, these competitors may:

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

We have never paid dividends on our capital stock, and we do not anticipate paying cash dividends for at least the foreseeable future.

We have never declared or paid cash dividends on our capital stock. We do not anticipate paying any cash dividends on our common stock for at least the foreseeable future. We currently intend to retain all available funds and future earnings, if any, to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock will be your sole source of potential gain for at least the foreseeable future.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

(a)	Exhibits

Exhibit Number	Description
3.1	Form of Amended and Restated Certificate of Incorporation of the Registrant. Filed previously as Annex C to the Registrant’s Registration Statement on Form S-4 filed on September 8, 2008, SEC File No. 333-153362 and is incorporated herein by reference.

3.2	Bylaws of the Registrant. Filed previously as Annex D to the Registrant’s Registration Statement on Form S-4 filed on September 8, 2008, SEC File No. 333-153362 and is incorporated herein by reference.

4.1	Warrant issued to Silicon Valley Bank on January 21, 2009. Filed previously as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 29, 2008, and is incorporated herein by reference.

10.1*	Employment Agreement by and between the Company and Dr. Katz, dated as of January 26, 2009. Filed previously as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 2, 2009 and is incorporated herein by reference.

10.2*	Form of Employment Agreement to be entered into between the Company and its executive officers. Filed previously as Exhibit 10.1 to the Registrant’s Current Report on 8-K filed on February 11, 2009 and is incorporated herein by reference.

10.3*	Form of Incentive Stock Option Award Agreement. Filed previously as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 17, 2009 and is incorporated herein by reference.

10.4*	Form of Nonstatutory Stock Option Award Agreement. Filed previously as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 17, 2009 and is incorporated herein by reference.

10.5	Unconditional Guaranty between the Company and Silicon Valley Bank, dated as of January 21, 2009. Filed previously as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 29, 2009 and is incorporated herein by reference.

10.6	Default Waiver and Fourth Amendment to Loan and Security Agreement between GigOptix LLC and Silicon Valley Bank, effective as of December 31, 2008. Filed previously as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 29, 2009 and is incorporated herein by reference.

10.7	Loan and Security Agreement, dated as of October 5, 2007, by and between GigOptix LLC and Silicon Valley Bank. Filed previously as Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on January 29, 2009 and is incorporated herein by reference.

10.8	First Amendment to Loan and Security Agreement, dated as of August 21, 2008, by and between GigOptix LLC and Silicon Valley Bank. Filed previously as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on January 29, 2009 and is incorporated herein by reference.

10.9	Default Waiver and Second Amendment to Loan and Security Agreement, dated as of September 26, 2008, by and between GigOptix LLC and Silicon Valley Bank. Filed previously as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on January 29, 2009 and is incorporated herein by reference.

10.10	Third Amendment to Loan and Security Agreement, dated as of October 27, 2008, by and between GigOptix LLC and Silicon Valley Bank. Filed previously as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on January 29, 2009 and is incorporated herein by reference.

10.11	Plexera Asset Purchase Agreement, dated as of February 17, 2009. Previously filed as Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2009, and is incorporated herein by reference.

10.12	Fifth Amendment to Loan and Security Agreement between GigOptix LLC and Silicon Valley Bank, dated as of February 28, 2009. Previously filed as Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2009, and is incorporated herein by reference.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Acting Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 Of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Acting Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GIGOPTIX, INC.

Date: May 20, 2009	/s/ Avishay Katz
Dr. Avi (Avishay) Katz
President, Chief Executive Officer and Chairman of the Board of Directors

Date: May 20, 2009	/s/ Dawn Casterson
Dawn Casterson
Acting Chief Financial Officer

EXHIBIT INDEX

The following documents are filed:

Exhibit Number	Description
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Acting Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Acting Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.