Form 10-Q
period 2009-07-05
GigOptix, Inc.
filed 2009-08-18
CIK 1432150

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 5, 2009

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

As of August 14, 2009, 5,263,229 shares of the Company’s common stock, $0.001 par value, were outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GIGOPTIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	July 5, 2009	December 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$2,061	$6,871
Accounts receivable, net	5,130	2,475
Inventories	827	1,019
Prepaid and other current assets	970	1,043

Total current assets	8,988	11,408
Property and equipment, net	789	771
Intangible assets, net	958	1,231
Restricted cash	747	749
Other assets	466	712

Total assets	$11,948	$14,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,679	$1,496
Accrued and other current liabilities	1,554	2,472
Line of credit	—	800

Total current liabilities	3,233	4,768
Pension liabilities	168	173
Deferred tax liabilities	59	118

Total liabilities	3,460	5,059

Commitments and contigencies (Note 10)

Stockholders’ Equity:
Common stock, $0.001 par value; 50,000,000 shares authorized as of July 5, 2009; 5,203,224 and 5,173,223 issued and outstanding as of July 5, 2009 and December 31, 2008, respectively.	5	5
Additional paid-in capital	68,941	68,576
Accumulated deficit	(60,576)	(58,952)
Accumulated other comprehensive income	118	183

Total stockholders’ equity	8,488	9,812

Total liabilities and stockholders’ equity	$11,948	$14,871

See accompanying notes to condensed consolidated financial statements.

GIGOPTIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended		Six months ended
	July 5, 2009	June 27, 2008	July 5, 2009	June 27, 2008
Revenue:
Product	$2,963	$2,246	$5,440	$3,929
Government contract	1,487	—	3,103	—

Total revenue	4,450	2,246	8,543	3,929
Cost of revenue:
Product	1,075	955	2,136	1,989
Government contract	718	—	1,398	—

Total cost of revenue	1,793	955	3,534	1,989

Gross profit	2,657	1,291	5,009	1,940

Research and development expense	1,165	897	2,664	1,910
Selling, general and administrative expense	2,141	1,835	4,426	3,109
Acquired in-process research and development	—	—	—	319

Total operating expenses	3,306	2,732	7,090	5,338

Loss from operations	(649)	(1,441)	(2,081)	(3,398)
Interest expense, net	(5)	(131)	(2)	(209)
Other income (expense), net	(8)	(32)	330	(198)

Loss before benefit from income taxes	(662)	(1,604)	(1,753)	(3,805)
Benefit from income taxes	53	12	129	105

Net loss	$(609)	$(1,592)	$(1,624)	(3,700)

Net loss per share, basic and diluted	$(0.12)	$(2.14)	$(0.31)	$(4.98)

Shares used in computing basic and diluted net loss per share	5,178	743	5,175	743

See accompanying notes to condensed consolidated financial statements.

GIGOPTIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended
	July 5, 2009	June 27, 2008
Cash flows from operating activities:
Net loss	$(1,624)	$(3,699)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	457	392
Stock-based compensation	362	55
Acquired in-process research and development	—	319
Deferred taxes	(59)	(105)
Amortization of acquisition-related payment	350	350
Gain on sale of assets	(300)	—
Acquisition-related retention payment	—	(2,000)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,669)	(199)
Inventories	181	(226)
Prepaid and other current assets	22	3
Other assets	(80)	(416)
Accounts payable	78	154
Increase in book overdrafts	109	—
Accrued and other current liabilities	(917)	(89)

Net cash used in operating activities	(4,090)	(5,461)

Cash flows from investing activities:
Purchases of property and equipment	(232)	(6)
Proceeds from sale of assets	300	(1,691)

Net cash provided by (used in) investing activities	68	(1,697)

Cash flows from financing activities:
Proceeds from issuance of common stock	4	—
Proceeds from notes payable to stockholders	—	7,200
Repayment of notes payable to stockholders	—	(700)
Proceeds from line of credit	792	2,033
Repayment of line of credit	(1,592)	(1,729)

Net cash provided by (used in) financing activities	(796)	6,804

Effect of exchange rates on cash and cash equivalents	8	20
Net decrease in cash and cash equivalents	(4,810)	(334)
Cash and cash equivalents at beginning of period	6,871	525

Cash and cash equivalents at end of period	$2,061	$191

Supplemental disclosure of cash flow information
Interest paid	$14	$19

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Organization

GigOptix, Inc. (“GigOptix” or “the Company”) is a leading provider of electronic engines for the optically connected digital world and other advanced RF applications. GigOptix was formed in March 2008 as a wholly-owned subsidiary of Lumera Corporation (“Lumera”) to facilitate a combination between GigOptix LLC and Lumera. Before the combination, which was effected by two mergers, collectively referred to as the “merger”, GigOptix had no operations or material assets. As a result of the transaction set forth in the Agreement and Plan of Merger, dated as of March 27, 2008, among Lumera, GigOptix LLC, Galileo Merger Sub G, LLC and Galileo Merger Sub L, Inc., on December 9, 2008, the merger was completed and Lumera and GigOptix LLC became wholly owned subsidiaries of GigOptix. GigOptix is the successor public registrant to Lumera.

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

In January 2008, GigOptix LLC acquired Helix Semiconductor AG, or Helix, a company based in Switzerland, which designed and sold optical receiver transmitter array products consisting of driver and receiver arrays for 4-channel and 12-channel modules running at 3Gbps to 10Gbps per channel. The acquisition of Helix enabled GigOptix LLC to expand its product offering into short reach devices and systems.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has incurred significant losses since inception, attributable to its efforts to design and commercialize its products. During the first half of fiscal year 2009, the Company incurred a loss of approximately $1.6 million; cash outflows from operations of $4.1 million and at July 5, 2009 had an accumulated deficit of $60.6 million. For the years ended December 31, 2008 and 2007, the Company incurred net losses of $7.7 million and $6.5 million respectively, and cash outflows from operations of $6.7 million and $4.8 million, respectively. The Company has managed its liquidity during this time through a series of cost reduction initiatives and borrowings under its line of credit with Silicon Valley Bank. In April 2009, the Company terminated and fully repaid amounts outstanding under this line of credit.

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

The Company’s fiscal year ends on December 31. For quarterly reporting, the Company employs a four-week, four-week, five-week reporting period. The current three-month period ended on Sunday, July 5, 2009. The second quarter of fiscal 2008 ended on June 27, 2008. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The condensed consolidated financial statements of the Company for the periods prior to December 9, 2008, presented herein, are the historical financial statements of GigOptix LLC.

In accordance with SFAS No. 165, Subsequent Events, the Company evaluated events and transactions that occurred through August 18, 2009, the date the Company filed its Quarterly Report on Form 10-Q for the quarter ended July 5, 2009. Based on this review, there were no events or transactions that occurred during this period that require recognition or disclosure in the financial statements.

Merger Conversion

On December 9, 2008, the effective time of merger, GigOptix LLC membership units were converted into common stock of GigOptix, Inc. at a conversion ratio of 0.1375. All shares and per share amounts, including all common stock equivalents (stock options, warrants and restricted stock) have been adjusted in the condensed consolidated financial statements and in the notes to the condensed consolidated financial statements for all periods presented to reflect the merger conversion.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Business Risks and Credit Concentration

The Company operates in the intensely competitive semiconductor industry, which has been characterized by price erosion, rapid technological changes, short product life cycles, cyclical market patterns, and heightened international and domestic competition. Significant technological changes in the industry could adversely affect operating results.

For the three months ended July 5, 2009, four customers accounted for 28%, 16%, 15% and 12% of revenue. For the three months ended June 27, 2008, two customers accounted for 46% and 11% of revenue. For the six months ended July 5, 2009, three customers accounted for 23%, 15% and 12% of revenue. For the six months ended June 27, 2008, two customers accounted for 37% and 14% of revenue.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. The Company maintains cash with various financial institutions that management believes to be of high credit quality. At any time, amounts held at any single financial institution may exceed federally insured limits. The Company believes that the concentration of credit risk in its accounts receivable is substantially mitigated by the Company’s credit evaluation process, and the high level of credit worthiness of its customers. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary but generally requires no collateral.

At July 5, 2009, four customers accounted for 38%, 16%, 14% and 11% of total accounts receivable. At December 31, 2008, four customers accounted for 17%, 16%, 12% and 10% of total accounts receivable.

Comprehensive Loss

Comprehensive loss includes net loss and foreign currency translation adjustments arising from the consolidation of the Company’s foreign subsidiary. The components of comprehensive loss are as follows:

	Three months ended		Six months ended
	July 5, 2009	June 27, 2008	July 5, 2009	June 27, 2008
	(In thousands)		(In thousands)
Net loss	$(609)	$(1,592)	$(1,624)	$(3,700)
Foreign currency translation adjustments	61	(36)	(65)	130

Comprehensive loss	$(548)	$(1,628)	$(1,689)	$(3,570)

Income Taxes

The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax basis of the Company’s assets and liabilities and are adjusted for changes in tax rates and tax laws. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

The Company has not provided for U.S. income taxes and foreign withholding taxes on undistributed earnings for a non-U.S. subsidiary as of July 5, 2009. The Company intends to reinvest these earnings indefinitely in operations outside the United States. These earnings include 100% of the accumulated undistributed earnings of the Company’s subsidiary in Switzerland.

The calculation of tax liabilities involves dealing with uncertainties in the application of complex global tax regulations. The Company recognizes potential liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to tax provision would result.

The Company adopted the provisions of FIN 48 effective December 9, 2008, the date of the merger with Lumera, resulting in no cumulative effect of accounting change. There were no significant adjustments during the periods ended July 5, 2009 and December 31, 2008 related to the Company’s adoption of FIN 48.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (:SFAS 168”), which is effective for interim and annual periods ending after September 15, 2009. SFAS 168 makes the FASB Accounting Standards Codification (“Codification”) the single authoritative source for U.S. GAAP. The Codification replaces all previous U.S. GAAP accounting standards. The adoption of SFAS 168 will only impact references for accounting guidance.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for financial statements issued for interim or annual financial periods ending after June 15, 2009. See Note 1 for disclosures related to subsequent events, as the Company adopted SFAS No. 165 in the quarter ended July 5, 2009.

In April 2009, FASB issued FASB Staff Position (“FSP”) No. 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP No. 157-4”). FSP No. 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. FSP 157-4 is effective for us beginning in the second quarter of fiscal year 2009, and its adoption did not have a significant impact on our condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairment (“FSP No. 115-2/124-2”). FSP No. 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP 115-2/124-2, an other-than-temporary impairment is triggered when there is intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP No. 115-2/124-2 changes the presentation of an other-than-temporary impairment in the statement of operations for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. FSP No. 115-2/124-2 is effective for us beginning in the second quarter of fiscal year 2009, and its adoption did not have a significant impact on the Company’s condensed consolidated financial statements.

NOTE 4 - BALANCE SHEET COMPONENTS

Accounts receivable, net

Accounts receivable balances at July 5, 2009 and December 31, 2008 consist of the following:

	July 5, 2009	December 31, 2008
	(In thousands)
Billed accounts receivable	$4,406	$2,014
Unbilled accounts receivable	750	469
Allowance for doubtful accounts	(26)	(8)

Total	$5,130	$2,475

Inventories

Inventory balances at July 5, 2009 and December 31, 2008 consist of the following:

	July 5, 2009	December 31, 2008
	(In thousands)
Raw materials	$421	$670
Work in process	189	147
Finished Goods	217	202

Total	$827	$1,019

Prepaid and other current assets

Prepaid and other current assets balances at July 5, 2009 and December 31, 2008 consist of the following:

	July 5, 2009	December 31, 2008
	(In thousands)
Prepaid expenses	$303	$—
Escrowed payments related to continued employment	650	700
Other	17	343

Total	$970	$1,043

Property and equipment, net

Property and equipment are stated at original cost or the acquired value. Depreciation is computed over the estimated useful lives of the assets (two to five years) using the straight-line method. Leasehold improvements are depreciated over the shorter of estimated useful lives or the initial lease term. When fixed assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts and the resulting gains or losses are included in income from operations.

A summary of property and equipment at July 5, 2009 and December 31, 2008 is follows:

	July 5, 2009	December 31, 2008
	(In thousands)
Network and laboratory equipment	$4,091	$3,910
Computer software equipment	272	272
Furniture and fixtures	186	185
Leasehold improvements	44	38
Construction-in-progress	56	13

	$4,649	$4,418
Accumulated depreciation	(3,860)	(3,647)

Property and equipment, net	$789	$771

Depreciation and amortization expense related to property and equipment was approximately $99,000 and $56,000 for the three months ended July 5, 2009 and June 27, 2008, respectively. Depreciation and amortization expense related to property and equipment was approximately $213,000 and $115,000 for the six months ended July 5, 2009 and June 27, 2008, respectively.

Intangible assets, net

Finite-lived intangible assets are recorded at cost, less accumulated amortization. Finite-lived intangible assets as of July 5, 2009 and December 31, 2008 consist of the following:

	July 5, 2009			December 31, 2008
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Existing technology	$1,141	$(580)	$561	$1,167	$(396)	$771
Order backlog	167	(167)	—	167	(167)	—
Customer relationships	127	(65)	62	130	(44)	86
Patents	377	(42)	335	377	(3)	374

Total intangible assets	$1,812	$(854)	$958	$1,841	$(610)	$1,231

The amortization of finite-lived intangibles is computed using the straight-line method. Estimated lives of finite-lived intangibles range from five to ten years. Total amortization expense for the three months ended July 5, 2009 and June 27, 2008 was approximately $123,000 and $143,000, respectively. Total amortization expense for the six months ended July 5, 2009 and June 27, 2008 was approximately $244,000 and $286,000, respectively.

The estimated future amortization expense as of July 5, 2009 is as follows:

Amount
Years ending December 31,	(In thousands)
2009 (remaining six months)	$246
2010	491
2011	75
2012	75
2013	71

Total	$958

Accrued and other current liabilities

Accrued and other current liabilities at July 5, 2009 and December 31, 2008 consist of the following:

	July 5, 2009	December 31, 2008
	(In thousands)
Accrued legal and professional services	$288	$1,043
Accrued compensation and related taxes	601	536
Sales tax payable	382	380
Warranty accrual	61	120
Short-term deferred tax liabilities	16	15
Other	206	378

Total	$1,554	$2,472

NOTE 5 - LINE OF CREDIT

In April 2009, the Company terminated its line of credit with final payment of $500,000, which had been available through April 15, 2009. Borrowings under this line of credit was based on net eligible accounts receivable, bore interest at the bank’s prime rate plus 1.25% and was collateralized by a security interest in all of the Company’s assets.

NOTE 6 - STOCKHOLDERS’ EQUITY

Common and Preferred Stock

In December 2008, the Company’s stockholders approved an amendment to the Certificate of Incorporation to authorize 50,000,000 shares of common stock of par value $0.001 per share. In addition, the Company is authorized to issue 1,000,000 shares of undesignated preferred stock of $0.001 par value per share, for which the Board of Directors is authorized to fix the designation, powers, preferences and rights. As of July 5, 2009, there were no shares of preferred stock issued or outstanding.

Warrants

As of July 5, 2009, the Company had a total of 1,450,336 warrants to purchase shares of common stock outstanding under all warrants arrangements.

Equity Incentive Plan

As of July 5, 2009, there were 2,894,119 options, 50,092 unvested shares of restricted stock and 83,925 warrants outstanding under all stock option plans.

2007 Equity Incentive Plan

In August 2007, GigOptix LLC adopted the GigOptix LLC Equity Incentive Plan, or the 2007 Plan. The 2007 Plan provides for grants of options to purchase stock units, stock awards and restricted stock to employees, officers and non-employee directors. The 2007 Plan provides for grants of up to 632,500 shares of stock. Vesting periods are determined by the Company’s Board of Directors and generally provide for stock options to vest over a four-year period and expire ten years from date of grant. Vesting for certain stock unit grants are contingent upon both service and performance criteria. The 2007 Plan was terminated upon the completion of the merger with Lumera on December 9, 2008 and the remaining 864 stock options not granted under the 2007 Plan were cancelled. No shares of the Company’s common stock remain reserved for issuance under the 2007 Plan other than for satisfying exercises of stock options granted under this plan prior to its termination.

At July 5, 2009, options to purchase a total of 564,294 shares of common stock, 50,092 unvested restricted stock and 83,925warrants to purchase common stock were outstanding.

2008 Equity Incentive Plan

In December 2008, the Company adopted the 2008 Equity Incentive Plan, or the 2008 Plan, for directors, employees, consultants and advisors to the Company or its affiliates. Under the 2008 Plan, 2,500,000 shares of common stock were reserved for issuance upon the completion of merger with Lumera on December 9, 2008. On January 1 of each year, starting in 2009, the aggregate number of shares reserved for issuance under the 2008 Plan increase automatically by the lesser of (i) 5% of the number of shares of common stock outstanding as of the Company’s immediately preceding fiscal year, or (ii) a number of shares determined by the Board of Directors. During the six months ended July 5, 2009, the Board of Directors determined that no additional reserved shares were needed. The maximum number of common stock to be granted is up to 21,000,000 shares respectively. Forfeited options or awards generally become available for future awards.

Awards under the 2008 Plan may be granted through June 30, 2018. Under the 2008 Plan, the exercise price of (i) an award is at least 100% of the stock’s fair market value on the date of grant, and (ii) an incentive stock option granted to a 10% stockholder is at least 110% of the stock’s fair market value on the date of grant. Vesting periods for awards are determined by the chief executive officer and generally provide for stock options to vest over a four-year period and have a maximum life of ten years from the date of grant. At July 5, 2009, 2,112,010 options to purchase common stock were outstanding.

Lumera 2000 and 2004 Stock Option Plan

In December 2008, in connection with the merger with Lumera, the Company assumed the existing Lumera Corporation 2000 Equity Incentive Plan, and the Lumera Corporation 2004 Stock Option Plan (the “Lumera Plan”). All unvested options granted under the Lumera Plan were assumed by the Company as part of the merger. All contractual terms of the assumed options remain the same, except for the converted number of shares and exercise price based on merger conversion ratio of 0.125. As of July 5, 2009, no additional options can be granted under the Lumera Plan and options to purchase a total of 213,278 shares of common stock were outstanding.

NOTE 7 - STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation costs, under the provisions of SFAS No. 123(R), Share-Based Payment, (“FAS 123R”), Staff Accounting Bulletin No. 107 (“SAB 107”) and Staff Accounting Bulletin No. 110 (“SAB 110”).

The following table summarizes the classification of stock-based compensation expense related to employee and non-employee stock option and restricted stock grants, including the impact of expected forfeitures recorded in the three and six months ended July 5, 2009 and June 27, 2008:

	Three months ended		Six months ended
	July 5, 2009	June 27, 2008	July 5, 2009	June 27, 2008
	(In thousands)		(In thousands)
Cost of revenue	$2	$3	$2	$3
Research and development expense	56	—	99	12
Selling, general and administrative expense	164	40	261	40

	$222	$43	$362	$55

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

Valuation assumptions The Company uses the Black-Scholes option pricing model in determining the fair value of employee stock options, employing the following key assumptions during each respective period:

	Three months ended		Six months ended
	July 5, 2009	June 27, 2008	July 5, 2009	June 28, 2008
Expected life	5 years	5 years	5 years	5 years
Expected volatility	75.0%	53.60%	75.00%	53.60%
Risk free interest rate	2.1%	3.0%	1.7%	3.0%
Expected dividends	—	—	—	—
Weighted-average fair value	$1.18	$0.36	$0.60	$0.36

The risk-free rate is based on the U.S. Treasury yield in effect at the time of grant. The Company does not anticipate declaring dividends in the foreseeable future. The expected term is based on terms used by comparable peer companies. Expected volatility is determined by blending the annualized daily historical volatility of the Company’s stock price commensurate with the expected life of the option with volatility measures used by comparable peer companies. The Company’s estimated forfeiture rate was 12.6% for the three and six months ended July 5, 2009 and June 27, 2008. The Company’s stock price volatility and option lives involve management’s best estimates at the time of grant, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option. The Company evaluates the need to update these assumptions on a quarterly basis.

The following table summarizes the activity for employees under the Company’s stock option plans for the six months ended July 5, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding, December 31, 2008	2,827,470	$3.91
Granted	287,016	0.99
Forfeited/Expired	(215,367)	4.94
Exercised	(5,000)	0.73

Outstanding, July 5, 2009	2,894,119	$3.55	9.00

Exercisable, July 5, 2009	1,005,307	$7.08	8.17

The weighted average grant date fair value of options granted was $1.18 and $0.36 per share during the three months ended July 5, 2009 and June 27, 2008, respectively. The weighted average grant date fair value of options granted was $0.60 and $0.36 per share during the six months ended July 5, 2009 and June 27, 2008, respectively. The aggregate intrinsic value of employee stock options outstanding as of July 5, 2009 was approximately $3.0 million.

As of July 5, 2009, there was approximately $1.0 million, net of estimated forfeitures, of total unrecognized compensation cost, the majority of which will be recognized over a remaining requisite service period of weighted average 3.26 years.

Restricted Stock

The fair value of the Company’s restricted stock is calculated based upon the fair market value of the Company’s underlying stock at the date of grant. As of July 5, 2009, there were shares of restricted stock for 50,092 shares of our common stock outstanding with an unrecognized stock-based compensation cost of approximately $150,000 to be recognized as compensation expense over a weighted average period of six months.

NOTE 8 - INCOME TAXES

The benefit from income taxes was approximately $53,000 and $12,000 for the three months ended July 5, 2009 and June 27, 2008, respectively. The benefit from income taxes was approximately $129,000 and $105,000 for the six months ended July 5, 2009 and June 27, 2008, respectively. The effective tax rate was 8.0% and 0.7% for the three months ended July 5, 2009 and June 27, 2008, respectively. The effective tax rate was 7.3% and 2.8% for the six months ended July 5, 2009 and June 27, 2008, respectively. The benefit from income taxes for the three and six months ended July 5, 2009 and June 27, 2008 primarily relates to the amortization of a deferred tax liability, established upon the acquisition of the Company’s Swiss subsidiary in 2008.

The Company’s net deferred tax liabilities at July 5, 2009 relate to the Company’s subsidiary in Switzerland. All US deferred tax assets have a full valuation allowance at July 5, 2009. The net deferred tax liabilities decreased due to the amortization of the Helix amortizable intangible in the three and six months ending this quarter.

The Company had approximately $69.7 million of federal net operating losses carry forwards at December 31, 2008. The net operating losses expire through year 2021. Utilization of a portion of the net operating losses and credit carry forwards are subject to an annual limitation due to the ownership change provisions of the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

In June 2006, the FASB issued FIN 48 which provides for a two-step approach to recognize and measure uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. Whether the more-likely-than-not recognition threshold is met for a tax position is a matter of judgment based on the individual facts and circumstances of that position evaluated in light of all available evidence. The Company adopted the provisions of FIN 48 effective December 9, 2008, the date of the merger with Lumera Corporation, resulting in no cumulative effect of adoption. There were no other significant adjustments during fiscal 2008 related to the Company’s adoption of FIN 48. There were no unrecognized tax benefits recorded for the quarter ended July 5, 2009. The Company does not expect the unrecognized tax benefit to change significantly during the next twelve months. Any interest and penalties incurred on the settlement of outstanding tax positions would be recorded as a component of interest expense. The Company had no related accrued interest or penalties as of July 5, 2009.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company federal and state tax returns may be subject to examination.

NOTE 9 - SEGMENT AND GEOGRAPHY INFORMATION

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

The following table summarizes revenue by geographic region:

	Three months ended		Six months ended
	July 5, 2009	June 27, 2008	July 5, 2009	June 27, 2008
	(In thousands)		(In thousands)
Asia	$1,031	$491	$1,843	$916
Europe	1,365	1,415	2,217	2,261
United States	2,054	340	4,483	752

Total	$4,450	$2,246	$8,543	$3,929

The Company determines the geographic location of its revenue based upon the destination of shipment of its products or location of contract services.

The following table summarizes long-lived assets by country:

	July 5, 2009	December 31, 2008
	(In thousands)
Switzerland	$1,499	$1,710
United States	630	1,004

Total	$2,129	$2,714

Long-lived assets, including property and equipment, intangible assets and other assets (excluding deferred tax assets), are reported based on the location of the assets at the end of each reporting period.

NOTE 10 - COMMITMENTS AND CONTIGENCIES

Commitments

Leases

The Company leases its domestic and foreign sales offices under non-cancelable operating leases. These leases contain various expiration dates and renewal options. In January 2009, the Company renewed its lease for its office facility located at Palo Alto, California. The new lease term will expire in December 2013. The Company also leases certain software licenses under operating leases. Total rental expense for the three months ended July 5, 2009 and June 27, 2008 were $278,000 and $92,000, respectively, and $555,000 and $185,000 for the six months ended July 5, 2009 and June 27, 2008, respectively.

Aggregate non-cancelable future minimum rental payments under operating leases are as follows:

Years ended December 31,	Amount
(In thousands)
2009 (remaining six months)	$444
2010	828
2011	324
2012	203
2013	224

Total	$2,023

Contingencies

Tax Contingencies

In 2008, the Franchise Tax Board (“FTB”) completed its audit of the Company’s qualifying sales and use activity for 2004 through 2007 and has proposed an amount due. The Company received a notice from the FTB and was assessed $0.3 million, which represents principal and estimated interest and penalties. As a result, in the fourth quarter of 2008, the Company accrued $0.3 million in relation to the sales and use tax due for the period 2004 through 2007, and in June 2009, the Company paid approximately $200,000 to FTB. As of July 5, 2009, the Company has accrued the estimated sales and use tax relating to 2008 and the first six month of 2009.

The Company’s income tax calculations are based on application of the respective U.S. Federal, state or foreign tax law. The Company’s tax filings, however, are subject to audit by the respective tax authorities. Accordingly, the Company recognizes tax liabilities based upon its estimate of whether, and the extent to which, additional taxes will be due.

Product Warranties

The Company’s products typically carry a standard warranty period of one year. The table below summarizes the movement in the warranty accrual which is included as a component of accrued and other current liabilities for the three and six months ended July 5, 2009 and June 27, 2008:

	Three months ended		Six months ended
	July 5, 2009	June 27, 2008	July 5, 2009	June 27, 2008
	(In thousands)		(In thousands)
Beginning balance	$61	$129	$120	$140
Accrual for warranties issued during the year	—			36
Settlements made	—	(9)	(59)	(56)

Ending balance	$61	$120	$61	$120

NOTE 11 - RELATED PARTY TRANSACTION

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

NOTE 12 - FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, (SFAS No.157). As defined in SFAS No. 157, fair value is the price that would be received for asset when sold or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that the Company believes market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. The Company primarily applies the market approach for recurring fair value measurements, maximizing the use of observable inputs and minimizing the use of unobservable inputs to the extent possible. The Company also considers the securities stated interest rate, the security issuers’ credit risk and the impact of market rate fluctuations in its assessment of fair value.

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

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The Company’s money market securities of $1.4 million and $3.93 million as of July 5, 2009 and December 31, 2008, respectively, are classified within Level 1 as cash and cash equivalents on the condensed consolidated balance sheet.

NOTE 13 - ACQUISITION OF HELIX SEMICONDUCTOR AG

In January 2008, GigOptix LLC completed the acquisition of Helix Semiconductor AG, a private company registered in Zurich, Switzerland. Helix designs and sells optoelectronic integrated circuits and vertical cavity surface emitting laser drivers. The aggregate purchase consideration for this acquisition was approximately $2.5 million, which includes direct transaction costs.

In addition, the agreement calls for contingent payments totaling $2.0 million to be made to a former Helix employee and stockholder, contingent upon his continued employment with GigOptix LLC through the third anniversary of the acquisition close date. Any payments are automatically forfeited if the employment contingency is not met. The payments made are recorded as compensation expense, with $350,000 being recorded as a research and development expense in the statements of operations for the six months ended July 5, 2009. At July 5, 2009, the Company had deposited the remaining $950,000 in an escrow account, which represents the maximum contingent payment due under the agreement, of which $650,000 and $300,000 were classified within “prepaid and other current assets” and “other assets” in the condensed consolidated balance sheet, respectively.

The operating results of Helix have been included in GigOptix’s consolidated financial results since the January 15, 2008 acquisition close date. The components of the purchase price consideration were as follows:

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

(in thousands)
Net tangible assets acquired:
Cash	$872
Restricted cash	45
Accounts receivable	139
Inventories	195
Other current assets	155
Property and equipment	20
Other current liabilities	(198)
Pension liabilities	(123)

1,105
Net deferred tax liabilities	(278)
Intangible assets acquired:
Existing technology	1,116
Order backlog	157
Customer relationships	124
Acquired in-process research and development	319

Total purchase price	$2,543

Intangible assets consist of existing technology, order backlog and customer relationships. Existing technology relates to Helix’s product portfolio of laser drivers, and limiting amplifiers which have reached technological feasibility and are currently generating revenue. Accordingly, the associated amortization expense is presented as a component of cost of revenue.

Acquired IPR&D relates to projects under development associated with Helix’s 10Gbps VCSEL driver chip and 4-channel TIAs. The preliminary value assigned to acquire IPR&D was determined by considering the importance of products under development to the overall development plan, estimating costs to develop the purchased technology into commercially viable products, estimating resulting net cash flows from the projects when completed and discounting net cash flows to present value. The fair value of acquired IPR&D was determined using the income approach, which discounts expected cash flows to present value. At the date of acquisition, the projects under development were determined to be approximately 30% complete, with net cash flows from the projects expected to commence in 2009. At July 5, 2009, the projects under development were determined to be approximately 90% complete. In connection with the acquisition, approximately $319,000 of acquired IPR&D was expensed in the quarter ended March 28, 2008.

Pro Forma Financial Information (Unaudited)

The results of Helix’s operations have been included in the Company’s consolidated statements of operations since its acquisition date. Pro forma information for 2008 is not presented, as the acquisition occurred on January 15, 2008, which is sufficiently close to the beginning of the period that the results of Helix are reflected in the condensed consolidated statement of operations for the six months ended June 27, 2008.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, which should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and the notes there to contained in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009.

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the safe harbor created by that section. The words “believe,” “expect,” “will,” “anticipate,” “estimate,” “project,” “plan,” and similar expressions identify forward-looking statements. Such statements may also include, but are not limited to, statements regarding the impact of recent accounting announcements; our expectation that net flows from Helix projects will commence in 2009; plans for future financings or lines of credit; our expectations regarding the amount of cash necessary to fund future operations; estimates regarding the amount of periodic pension costs in 2009; our expectation that development, sales and other operating expenses will increase in the future as we expand our business; our expectation that we will not generate the cash needed to finance our anticipated operations for the foreseeable future; our continued dependence on third parties to manufacture, assemble or package our products; our intention not to purchase key person life insurance in the foreseeable future; our intention to compete for government contracts and our expectation that the contracts will account for a large percentage of our revenue for the foreseeable future; our intentions regarding the payment of dividends and the retention of available funds and future earnings; our expectation that domestic and international competition will increase in our industry; our intention to grow through strategic operations. Our expectations, beliefs, anticipations objectives, intentions, plans and strategies regarding the future are not guarantees of future performance and are subject risks and uncertainties that could cause actual results to differ materially from those projected or implied. Factors that could cause results to differ materially from those projected or implied in the forward-looking statements include, but are not limited to trends and fluctuations in our industry; changes in demand and purchasing volume of our customers; advances in technology; unpredictability of suppliers; increased production or labor costs; our ability to attract and retain qualified personnel; pricing pressures and other competitive factors; and our ability to establish and protect our intellectual property; competition; litigation; financial community perceptions of the company; changes in laws and regulations, including increased taxes; economic, credit and capital market conditions; and the effects of war, terrorist or similar activity The forward-looking statements in this Quarterly Report on Form 10-Q are subject to additional risks and uncertainties, including those set forth in Part II, Item 1A under the caption “Risk Factors” and as disclosed in other current and periodic reports filed or furnished from time to time with the SEC. The forward-looking statements are made as of the date hereof, and we undertake no obligation to update or revise any of them, except as required by law.

Overview

GigOptix, Inc. (“GigOptix” or the “Company”) is a leading provider of electronic engines for the optically connected digital world and other advanced RF applications. GigOptix was formed in March 2008 as a wholly-owned subsidiary of Lumera to facilitate a combination between GigOptix LLC and Lumera. Before the combination, which was affected by two mergers collectively referred to as the “merger”, GigOptix had no operations or material assets. As a result of the transaction set forth in the Agreement and Plan of Merger, dated as of March 27, 2008, among Lumera, GigOptix LLC, Galileo Merger Sub G, LLC and Galileo Merger Sub L, Inc., on December 9, 2008, the merger was completed and Lumera and GigOptix LLC became wholly owned subsidiaries of GigOptix, GigOptix is the successor public registrant to Lumera. GigOptix focuses on the specification, design, development and sale of analog semiconductor integrated circuits, or ICs, multi-chip module solutions, or MCMs, and polymer modulators. GigOptix believes it is an industry leader in the fast growing market for electronic solutions that enable high-bandwidth optical connections found in telecommunications (telecom) systems, data communications (datacom) and storage systems, and, increasingly, in consumer electronics and computing systems.

GigOptix’s products fall into the following main categories:

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

Prior to the merger, GigOptix LLC was an Idaho limited liability company, headquartered in Palo Alto, California. GigOptix LLC was the successor company of iTerra Communications LLC, (“iTerra”), which was founded in 2000. In July 2007, as part of a reorganization plan, iTerra formed GigOptix LLC, a wholly-owned subsidiary. All of the assets and liabilities of iTerra, with the exception of the $45.8 million of debt and accrued interest due to iTerra’s primary member, were transferred to GigOptix LLC along with all of iTerra’s operations and intellectual property.

In August 2007, GigOptix LLC implemented a restructuring plan to consolidate the research and development operations of its wholly-owned subsidiary, iTerra Communications SRL, based in Rome, Italy to its corporate headquarters in Palo Alto, California. In January 2008, GigOptix LLC acquired Helix Semiconductor AG (“Helix”), a company based in Switzerland, which designed and sold optical receiver transmitter array products consisting of driver and receiver arrays for 4-channel and 12-channel modules running at 3Gbps to 10Gbps per channel. GigOptix LLC’s acquisition of Helix enabled GigOptix LLC to expand its product offering into short reach devices and systems.

The Company has incurred negative cash flows from operations since inception. For the six months ended July 5, 2009 and June 27, 2008 the Company incurred net losses of $1.6 million and $3.7 million respectively, and cash outflows from operations of $4.1 million and $5.5 million respectively. As of July 5, 2009 and December 31, 2008, the Company had an accumulated deficit of $60.6 million and $59.0 million, respectively. There can be no assurance that in the event the Company requires additional financing, such financing will be available at all or on terms which are favorable to the Company. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

The Company’s fiscal year ends on December 31. For quarterly reporting, the Company employs a four-week, four-week, five-week reporting period. The current three-month period ended on Sunday, July 5, 2009. The second quarter of fiscal 2008 ended on June 27, 2008. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The consolidated financial statements of the Company for the periods prior to December 9, 2008, presented in the Company’s Annual Report on Form 10-K, are the historical financial statements of GigOptix LLC, as GigOptix LLC was determined to be the accounting acquirer in the merger with Lumera.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to product returns, customer incentives, bad debts, inventories, asset impairments, deferred tax assets, warranty reserves, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”), which is effective for interim and annual periods ending after September 15, 2009. SFAS 168 makes the FASB Accounting Standards Codification (“Codification”) the single authoritative source for U.S. GAAP. The Codification replaces all previous U.S. GAAP accounting standards. The adoption of SFAS 168 will only impact references for accounting guidance.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for financial statements issued for interim or annual financial periods ending after June 15, 2009. We adopted SFAS No. 165 in the quarter ended July 5, 2009.

In April 2009, FASB issued FASB Staff Position (“FSP”) No. 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP No. 157-4”). FSP No. 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. FSP 157-4 is effective for us beginning in the second quarter of fiscal year 2009, and its adoption did not have a significant impact on our condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairment (“FSP No. 115-2/124-2”). FSP No. 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP 115-2/124-2, an other-than-temporary impairment is triggered when there is intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP No. 115-2/124-2 changes the presentation of an other-than-temporary impairment in the statement of operations for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. FSP No. 115-2/124-2 is effective for us beginning in the second quarter of fiscal year 2009, and its adoption did not have a significant impact on our condensed consolidated financial statements.

Results of Operations

Revenue

Revenue for the periods reported was as follows:

	Three months ended		Six months ended
	July 5, 2009	June 27, 2008	July 5, 2009	June 27, 2008
	(In thousands, except percentages)		(In thousands, except percentages)
Product	$2,963	$2,246	$5,440	$3,929
Government contract	1,487	—	3,103	—

Total revenue	$4,450	$2,246	$8,543	$3,929
Increase period over period	$2,204		$4,614
Percentage increase, period over period	98%		117%

Revenue for the three months ended July 5, 2009 was $4.5 million, an increase of $2.2 million or 98% compared to $2.2 million for the three months ended June 27, 2008. The increase in revenue is primarily the result of our merger with Lumera Corporation in December 2008, which accounted for approximately $1.5 million of the revenue increase, all of which came from an increase in government contract revenue. An additional increase in revenue of $0.7 million during the second quarter is a result of organic growth in our telecom and broadband businesses, particularly with increased sales in Asia and Europe of products for long haul networks. Specifically, sales of the announced GX3440 TIA for 40Gbps networks started in Japan, in addition to increased consumption of long ultra haul drivers in both China and Europe. Shipments to Asia and the U.S. contributed 24% and 78%, respectively, to the total increase in revenue, offset by a 2% decline in shipments to Europe.

Revenue for the six months ended July 5, 2009 was $8.5 million, an increase of $4.6 million or 117% compared to $3.9 million for the six months ended June 27, 2008. The increase in revenue is primarily the result of our merger with Lumera Corporation in December 2008, which accounted for approximately $3.1 million of the increase, all of which came from an increase in government contract revenue. An additional increase in revenue of $1.5 million is a result of organic growth in our telecom and broadband businesses, a portion of which was additional revenue related to various product solutions having transitioned from the research and development stage to the commercialization stage. We experienced significant revenue growth in Asia and the US with shipments to Asia and the U.S. contributing 20% and 80%, respectively, to the total increase in revenue.

Gross Profit

Gross profit consists of revenue, less cost of revenue, which includes amortization of certain identified intangible assets. Cost of revenue related to product revenue consists primarily of the manufacture of saleable chips multi-chip modules and modulators, including outsourced wafer fabrication and testing. Amortization expense of identified intangible assets, namely existing technology, is presented within product cost of revenue, as the intangible assets were determined to be directly attributable to product revenue generating activities. Cost of revenue related to government contracts consists primarily of labor, materials, chemicals, and outside services.

Cost of revenue and gross profit for the periods presented was as follows:

Cost of revenue	Three months ended		Six months ended
	July 5, 2009	June 27, 2008	July 5, 2009	June 27, 2008
	(In thousands, except percentages)		(In thousands, except percentages)
Product	$1,075	$955	$2,136	$1,989
Government contract	718	—	1,398	—

Total cost of revenue	$1,793	$955	$3,534	$1,989
Percentage of revenue	40%	43%	41%	51%
Increase period over period	$838		$1,545
Percentage increase, period over period	88%		78%

Gross Profit	Three months ended		Six months ended
	July 5, 2009	June 27, 2008	July 5, 2009	June 27, 2008
	(In thousands, except percentages)		(In thousands, except percentages)
Product	$1,888	$1,291	$3,304	$1,940
Government contract	769	—	1,705	—

Total gross profit	$2,657	$1,291	$5,009	$1,940
Gross margin	60%	57%	59%	49%
Increase period over period	$1,366		$3,069
Percentage increase, period over period	106%		158%

Gross profit for the three months ended July 5, 2009 was $2.7 million, or 60% of revenue, an increase of $1.4 million or 106% as compared to a gross profit of $1.3 million, or 57% of revenue, for the three months ended June 27, 2008. The improvement in gross profit compared to the prior period is primarily attributable to the addition of increased sales of products for long haul networks, specifically increased consumption of ultra long haul drivers in both China and Europe, sales of the recently announced receiver for 40Gb/s networks which started in Japan in the quarter, and increased sales of products with higher gross margins.

Gross profit for the six months ended July 5, 2009 was $5.0 million, or 59% of revenue, an increase of $3.1 million or 158% as compared to a gross profit of $1.9 million, or 49% of revenue, for the six months ended June 27, 2008. Similarly, the improvement in gross profit compared to the prior period is attributable to increased sales of high gross margin products to new global customers in the telecommunication industry, together with reductions in product manufacturing cost associated with the major cost reduction and supply chain management plans that the Company has implemented.

Research and Development Expense

Research and development costs are expensed as incurred. Research and development costs consist primarily of consulting and engineering design, non-capitalized tools and equipment, equipment depreciation and employee compensation.

Research and development expense for the periods presented was as follows:

Research and Development

	Three months ended		Six months ended
	July 5, 2009	June 27, 2008	July 5, 2009	June 27, 2008
	(In thousands, except percentages)		(In thousands, except percentages)
Research and development expense	$1,165	$897	$2,664	$1,910
Percentage of revenue	26%	40%	31%	49%
Increase, period over period	$268		$754
Percentage increase period over period	30%		39%

Research and development expense for the three months ended July 5, 2009 was $1.2 million compared to $0.9 million for the three months ended June 27, 2008, an increase of $0.3 million or 30%. Research and development expense for the six months ended July 5, 2009 was $2.7 million compared to $1.9 million for the six months ended June 27, 2008, an increase of $0.8 million or 39%. The increase in research and development expense primarily resulted from increased headcount and the associated compensation costs related to the merger with Lumera in December, 2008. We anticipate increased investment in research and development in the near future to remain competitive. As a result, we expect research and development costs to increase in absolute dollars, but to decline as a percentage of revenues.

Selling, General and Administrative Expense

Selling, general and administrative expenses consist primarily of salaries and benefits for management, marketing and administration personnel, as well as fees for consultants.

Selling, general and administrative expense for the periods presented was as follows:

Selling, General and Administrative

	Three months ended		Six months ended
	July 5, 2009	June 27, 2008	July 5, 2009	June 27, 2008
	(In thousands, except percentages)		(In thousands, except percentages)
Selling, general and administrative expense	$2,141	$1,835	$4,426	$3,109
Percentage of revenue	48%	82%	52%	79%
Increase period over period	$306		$1,317
Percentage increase, period over period	17%		42%

Selling, general and administrative expense for the three months ended July 5, 2009 was $2.1 million compared to $1.8 million for the three months ended June 27, 2008, an increase of $0.3 million or 17%. Selling, general and administrative expense for the six months ended July 5, 2009 was $4.4 million compared to $3.1 million for the six months ended June 27, 2008, an increase of $1.3 million or 42%. This increase is primarily due to professional fees, including legal, accounting and auditing services, associated with the merger with Lumera, and increased compensation costs related to increased headcount.

Acquired In-Process Research and Development

	Three months ended		Six months ended
	July 5, 2009	June 27, 2008	July 5, 2009	June 27, 2008
	(In thousands, except percentages)		(In thousands, except percentages)
Acquired in-process research and development	$—	$—	$—	$319

In connection with the acquisition of Helix in January 2008, we allocated approximately $319,000 of the purchase price to acquired in-process research and development expense (“IPR&D”). The amount allocated to IPR&D was immediately expensed in the period the acquisition was completed, as the associated project had not yet reached technological feasibility and no future alternative uses existed for the technology. Acquired IPR&D relates to projects under development associated with the Helix 10Gbps VCSEL driver chip and 4-channel Transimpedance Amplifiers (TIAs). The preliminary value assigned to acquired IPR&D was determined by considering the importance of products under development to the overall development plan, estimating costs to develop the purchased technology into commercially viable products, estimating resulting net cash flows from the projects when completed and discounting net cash flows to present value. The fair value of acquired IPR&D was determined using the income approach, which discounts expected cash flows to present value. At the date of acquisition, the projects under development were determined to be 90% complete, with net cash flows from the projects expected to commence in 2009.

We did not recognize any expense related to IPR&D during the three and six months ended July 5, 2009.

Interest and Other Income (Expense)

Interest and other income (expense) for the periods presented were as follows:

	Three months ended		Six months ended
	July 5, 2009	June 27, 2008	July 5, 2009	June 27, 2008
	(In thousands)		(In thousands)
Interest expense	$(5)	$(131)	$(2)	$(209)
Other income (expense)	(8)	(32)	330	(198)

Total	$(13)	$(163)	$328	$(407)

Interest expense for the three months ended July 5, 2009 decreased by $0.1 million as compared to the three months ended June 27, 2008. Interest expense for the six months ended July 5, 2009 decreased by $0.2 million as compared to the six months ended June 27, 2008. The decrease was primarily due to conversion of the convertible promissory notes to Stellar Technologies LLC, which was converted in August 2008. The remaining decrease is attributed to the termination of the line of credit with Silicon Valley Bank during the quarter ended July 5, 2009.

The fluctuation in Other income (expense) for the three months ended July 5, 2009 as compared to June 27, 2008 is insignificant. Other income (expense) for the six months ended July 5, 2009 increased by $0.5 million as compared to the six months ended June 27 2008. The increase is primarily due to the sale of the assets of our Plexera Bioscience LLC subsidiary (“Plexera”), including all patents and trademarks related to the Plexera business in February 2009. The assets were sold “as is” to Plexera, LLC, a newly formed company, for $0.3 million, which was recorded as a gain of $0.3 million in the statements of operations. The Company does not expect to receive any further consideration for the Plexera business.

Benefit from Income Taxes

The benefit from income taxes was approximately $53,000 and $12,000 for the three months ended July 5, 2009 and June 27, 2008, respectively. The benefit from income taxes was approximately $129,000 and $105,000 for the six months ended July 5, 2009 and June 27, 2008, respectively. The effective tax rate was 8.0% and 0.7% for the three months ended July 5, 2009 and June 27, 2008, respectively. The effective tax rate was 7.3% and 2.8% for the six months ended July 5, 2009 and June 27, 2008, respectively. The benefit from income taxes for the three and six months ended July 5, 2009 and June 27, 2008 primarily relates to the amortization of a deferred tax liability, established upon the acquisition of the Company’s Swiss subsidiary in 2008.

Liquidity and Capital Resources

Cash and cash equivalents and cash flow data for the periods presented were as follows:

	July 5, 2009	December 31, 2008
	(In thousands)
Cash and cash equivalents	$2,061	$6,871

Cash Flow data

	July 5, 2009	June 27, 2008
	(In thousands)
Net cash used in operating activities	$(4,087)	$(5,461)
Net cash provided by (used in) investing activities	$68	$(1,697)
Net cash provided by (used in) financing activities	$(799)	$6,804

Operating Activities.

Net cash used in operations of $4.1 million during the six months ended July 5, 2009, was primarily due to a net loss of $1.6 million, an increase in accounts receivable of $2.7 million, a decrease in accounts payable and accrued liabilities of $0.7 million and a gain on the sale of Plexera assets of $0.3 million, partially offset by non-cash charges of $1.2 million. The $2.7 million increase in accounts receivable balance was due to a combination of increase in our customer-base and slower collections, resulting from the economic downturn. Non-cash charges of $1.2 million primarily consisted of $0.5 million of depreciation and amortization charges, $0.4 million of stock-based compensation, and $0.4 million related to amortization of acquisition related costs.

Cash used in operating activities of $5.5 million during the six months ended June 27, 2008 was primarily made up of a net loss of $3.7 million combined with an increase in accounts receivable of $0.2 million, in inventory of $0.2 million, other assets of $0.4 million and deferred taxes of $0.1 million, partially offset by non-cash charges of $1.1 million consisting of $0.4 million of depreciation and amortization charges, $0.3 million of acquired in-process research and development, $0.4 million related to amortization of acquisition related costs. Operating cash flows in 2008 was also impacted by a one-time payment of $2.0 million made to an escrow account for the benefit of a former Helix employee, receipt of which by the employee is contingent upon his continued employment with the Company through the third anniversary of the acquisition close date.

Investing Activities.

Net cash provided by investing activities during the six months ended July 5, 2009 was $0.1 million, primarily comprised of proceeds from the sale of Plexera assets of $0.3 million, offset by $0.2 million in purchases of network and laboratory equipment.

Net cash used in investing activities during the six months ended June 27, 2008 was $1.7 million, primarily resulted from payment of $1.7 million, net of cash acquired, in connection with the Company’s acquisition of Helix.

Financing Activities.

Net cash used in financing activities during the six months ended July 5, 2009 was $0.8 million, primarily comprised of repayment of borrowings under the line of credit with Silicon Valley Bank.

Net cash provided by financing activities during the six months ended June 28, 2008 was $6.8 million, primarily resulted from proceeds of $6.5 million from convertible notes payable to stockholders, net borrowings of $0.3 million under the line of credit.

We have incurred significant losses since inception, attributable to our efforts to design and commercialize our products. We have managed our liquidity during this time through a series of cost reduction initiatives and prior to its termination in the second quarter of 2009, a line of credit with Silicon Valley Bank. Our ability to continue as a going concern is dependent on many events outside of our direct control, including, among other things; obtaining additional financing either privately or through public markets and consumers’ purchasing our products in substantially higher volumes. Such financing may not be available to us in the amounts or on terms acceptable to it. If we are unable to raise financing to continue to fund operations, we may have to further reduce or discontinue certain operations, which would have an adverse effect on our business. The significant recent operating losses and negative cash flows, among other factors, raise substantial doubt as to our ability to continue as a going concern.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures - Based on an evaluation under the supervision and with the participation of the Company’s management, our Chief Executive Officer and Acting Chief Financial Officer have concluded that, due to the material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 that remain unremediated, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were not effective as of July 5, 2009.

Changes in Internal Control - During the six-month period ended July 5, 2009, we continued to implement our remediation plan in response to the material weaknesses discussed in our annual report on Form 10-K for the year ended December 31, 2008. We have hired additional accounting staff, and we have engaged a consultant regarding the implementation of additional internal controls, including an upgrade and companywide integration of our enterprise resource planning system. While our effort to remediate our material weakness is ongoing, we are in the initial stages of executing our remediation plan. Accordingly, we do not believe that our material weaknesses have been remediated, or that the changes made to our internal control over financial reporting during the quarter six-month period ended July 5, 2009 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we are a party to litigation arising in the ordinary course of our business. We are not currently a party to any litigation that we believe could reasonably be expected to have a material adverse effect on our results of operations, financial condition or cash flows.

ITEM 1A.	RISK FACTORS

We have revised the risk factors that relate to our business, as set forth below. These risks include any material changes to and supersede the risks previously disclosed in Part I , Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2008. We encourage investors to review the risk factors and uncertainties relating to our business disclosed in that Form 10-K, as well as those contained in Part 1, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, above.

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

The Company has incurred substantial operating losses in the past and the Company may incur operating losses for the foreseeable future.

Since Lumera’s inception, it has been engaged primarily in the research and development of polymer materials technologies and potential products. As a result, Lumera incurred net losses of $76.8 million from inception through December 31, 2007 and an additional net loss of $9.2 million for the nine months ended September 30, 2008. During 2007, GigOptix LLC accelerated the marketing and commercialization of its product portfolio. Since its inception in July 1, 2007, GigOptix LLC and from 2000, its parent company, iTerra, had incurred net losses of $51.3 million through December 31, 2007 and an additional net loss of $4.9 million for the nine months ended September 26, 2008. In addition, the Company expects development, sales and other operating expenses to increase in the future as it expands its business. If the Company’s revenue does not grow to offset these expected increased expenses, the Company may not be profitable. In fact, in future quarters, the Company may not have any revenue growth and its revenues could decline. Furthermore, if the Company’s operating expenses exceed its expectations, its financial performance will be adversely affected and the Company may continue to incur significant losses in the future.

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

In connection with the audit of our consolidated financial statements for the years ended December 31, 2008 and 2007, material weaknesses in our internal controls over financial reporting, as defined in rules established by the Public Company Accounting Oversight Board, were identified. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis. The material weakness was attributed to us not maintaining a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting requirements. Specifically, this deficiency resulted in audit adjustments related to the completeness and accuracy of our stock-based compensation accounts, capitalized acquisition costs and intangible assets acquired in a business combination, and disclosures in the consolidated financial statements for the year ended December 31, 2008. While we have adopted a remediation plan, we are only in the initial stage of executing this plan and we do not believe that our material weaknesses have been remediated as of July 5, 2009.

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

The Company may fail to realize the benefits of its merger with Lumera.

The Company’s future success will depend in significant part on its ability to realize the cost savings, operating efficiencies and new revenue opportunities that it expects to result from the integration of the Lumera and GigOptix LLC businesses following the merger. The Company’s operating results and financial condition will be adversely affected if the Company is unable to integrate successfully the operations of its subsidiaries, fails to achieve or achieve on a timely basis such cost savings, operating efficiencies and new revenue opportunities, or incurs unforeseen costs and expenses or experiences unexpected operating difficulties that offset anticipated cost savings. In particular, the integration of GigOptix LLC and Lumera may involve, among other matters, integration of sales, marketing, billing, accounting, quality control, management, personnel, payroll, regulatory compliance, network infrastructure and other systems and operating hardware and software, some of which may be incompatible and therefore may need to be replaced. The Company has begun the process of integration but does not know whether this integration will be successful.

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

Integrating the GigOptix LLC and Lumera businesses may divert management’s attention away from operations.

Successful integration of the operations, products and personnel of GigOptix LLC and Lumera will place a significant burden on the Company’s management and internal resources. The diversion of management’s attention and any difficulties encountered in the transition and integration process could otherwise harm the Company’s business, financial condition and operating results. The integration will require efforts from each company, including the coordination of their general and administrative functions. For example, integration of administrative functions includes coordinating employee benefits, payroll, and financial reporting, purchasing and disclosure functions. Delays in successfully integrating and managing employee benefits could lead to dissatisfaction and employee turnover. Problems in integrating purchasing and financial reporting could result in control issues, including unplanned costs. In addition, the combination of the GigOptix LLC and Lumera organizations may result in greater competition for resources and elimination of product development programs that might otherwise be successfully completed.

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

Achieving market acceptance for the Company’s products will require marketing efforts and the expenditure of financial and other resources to create product awareness and demand by customers. It will also require the ability to provide excellent customer service. The Company may be unable to offer products that compete effectively due to the Company’s limited resources and operating history. Also, certain large corporations may be predisposed against doing business with a company of its limited size and operating history. Failure to achieve broad acceptance of the Company’s products by customers and to compete effectively would harm its operating results.

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

Prior to the merger, over 95% of Lumera’s annual revenue from continuing operations was derived from performance on a limited number of development contracts with various agencies within the U.S. government. Any failure by the Company to continue these relationships or significant disruption or deterioration of its relationship with the Department of Defense may reduce revenues. Government programs must compete with programs managed by other contractors for limited amounts and uncertain levels of funding. The total amount and levels of funding are susceptible to significant fluctuations on a year-to-year basis. The Company’s competitors frequently engage in efforts to expand their business relationships with the government and are likely to continue these efforts in the future. In addition, the Company’s development contracts with government agencies are subject to potential profit and cost limitations and standard provisions that allow the U.S. government to terminate such contracts at any time at its convenience. Termination of these development contracts, a shift in government spending to other programs in which the Company is not involved, or a reduction in government spending generally or defense spending specifically could severely harm the Company’s business. The Company intends to continue to compete for government contracts and expects such contracts will be a large percentage of its revenue for the foreseeable future. The development contracts in place with various agencies within the U.S. Department of Defense require ongoing compliance with applicable federal procurement regulations. Violations of these regulations can result in civil, criminal or administrative proceedings involving fines, compensatory and punitive damages, restitution and forfeitures, as well as suspensions or prohibitions from entering into such development contracts. Also, the reporting and appropriateness of costs and expenses under these development contracts are subject to extensive regulation and audit by the Defense Contract Audit Agency, an agency of the U.S. Department of Defense. Any failure to comply with applicable government regulations could jeopardize the Company’s development contracts and otherwise harm its business.

Most of the Company’s products are directed at the telecommunications and networking markets, which continue to be subject to overcapacity.

The technology equipment industry is cyclical and has experienced significant and extended downturns in the past, often in connection with, or in anticipation of, maturing product cycles, and capital spending cycles and declines in general economic conditions. The cyclical nature of these markets has led to significant imbalances in demand, inventory levels and production capacity. It has also accelerated the decrease of average selling prices per unit. The Company may experience periodic fluctuations in its financial results because of these or other industry-wide conditions, as it intends over the next several years to derive its revenues from sales to the telecommunications and networking markets. Developments that adversely affect the telecommunications or networking markets, including delays in traffic growth and changes in U.S. government regulation, could halt the Company’s efforts to generate revenue or cause revenue growth to be slower than anticipated from sales of electro-optic modulators, semi-conductors and related products. Reduced spending and technology investment by telecommunications companies may make it more difficult for the Company’s products to gain market acceptance. Such companies may be less willing to purchase new technology such as the Company’s technology or invest in new technology development when they have reduced capital expenditure budgets.

The failure to compete successfully could harm the Company’s business.

The Company faces competitive pressures from a variety of companies in its target markets. The telecom, datacom and consumer opto-electronics markets are highly competitive and the Company expects that domestic and international competition will increase in these markets, due in part to deregulation, rapid technological advances, price erosion, changing customer preferences and evolving industry standards. Increased competition could result in significant price competition, reduced revenues or lower profit margins. Many of the Company’s competitors and potential competitors have or may have substantially greater research and product development capabilities, financial, scientific, marketing, and manufacturing and human resources, name recognition and experience than the Company. As a result, these competitors may:

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

Competitors may offer enhancements to existing products, or offer new products based on new technologies, industry standards or customer requirements that are available to customers on a timelier basis than comparable products from the Company or that have the potential to replace or provide lower cost alternatives to its products. The introduction of enhancements or new products by competitors could render the Company’s existing and future products obsolete or unmarketable. Each of these factors could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Any intellectual property that the Company has or may acquire, license or develop in the future may not provide meaningful competitive advantages. The Company’s patents and patent applications, including those it licenses, may be challenged by competitors, and the rights granted under such patents or patent applications may not provide meaningful proprietary protection. For example, there are patents held by third parties that relate to polymer materials and electro-optic devices. These patents could be used as a basis to challenge the validity or limit the scope of the Company’s patents or patent applications. A successful challenge to the validity or limitation of the scope of its patents or patent applications could limit the Company’s ability to commercialize the technology and, consequently, reduce revenues.

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

Failure to manage growth of its operations could harm the Company’s business. To date, a large number of the Company’s activities and resources have been directed at the research and development of its technologies and development of potential related products. The transition from research and development to a vendor of products requires effective planning and management. Additionally, growth arising from the expected synergies from the merger with Lumera will require effective planning and management. Future expansion will be expensive and will likely strain management and other resources.

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

The Company’s business and its facilities are subject to a number of federal, state and local laws and regulations relating to the generation, handling, treatment, storage and disposal of certain toxic or hazardous materials and waste products that are used or generated in its operations. Many of these environmental laws and regulations subject current or previous owners or occupiers of land to liability for the costs of investigation, removal or remediation of hazardous materials. In addition, these laws and regulations typically impose liability regardless of whether the owner or occupier knew of, or were responsible for, the presence of any hazardous materials and regardless of whether the actions that led to the presence were taken in compliance with the law. The Company’s domestic facilities use various chemicals in manufacturing processes which may be toxic and covered by various environmental controls. These hazardous materials may be stored on site. The waste created by use of these materials is transported off-site by an unaffiliated waste hauler. Many environmental laws and regulations require generators of waste to take remedial actions at an off-site disposal location even if the disposal was conducted lawfully. The requirements of these laws and regulations are complex, change frequently and could become more stringent in the future. Failure to comply with current or future environmental laws and regulations could result in the imposition of substantial fines, suspension of production, alteration of production processes, cessation of operations or other actions, which could severely harm the Company’s business.

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

The Company could suffer unrecoverable losses on our customers’ accounts receivable which would adversely affect its financial results.

The Company’s operating cash flows are dependent on the continued collection of receivables. It could suffer losses if a customer is unable to pay. A significant loss of an accounts receivable would have an adverse impact on our business and financial results.

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

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

(a)	Exhibits

Exhibit Number	Description
3.1	Form of Amended and Restated Certificate of Incorporation of the Registrant. Filed previously as Annex C to the Registrant’s Registration Statement on Form S-4 filed on September 8, 2008, SEC File No. 333-153362 and is incorporated herein by reference.

3.2	Amended and Restated Bylaws of the Registrant. Filed previously as Annex D Exhibit 3.1 to the Registrant’s Registration Statement Current Report on Form 8-K filed on June 4, 2009 and is incorporated herein by reference.

4.1	Warrant issued to Silicon Valley Bank on January 21, 2009. Filed previously as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 29, 2008, and is incorporated herein by reference.

10.1*	Employment Agreement by and between the Company and Dr. Katz, dated as of January 26, 2009. Filed previously as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 2, 2009 and is incorporated herein by reference.

10.2*	Form of Employment Agreement to be entered into between the Company and its executive officers. Filed previously as Exhibit 10.1 to the Registrant’s Current Report on 8-K filed on February 11, 2009 and is incorporated herein by reference.

10.3*	Form of Incentive Stock Option Award Agreement. Filed previously as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 17, 2009 and is incorporated herein by reference.

10.4*	Form of Nonstatutory Stock Option Award Agreement. Filed previously as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 17, 2009 and is incorporated herein by reference.

10.5	Unconditional Guaranty between the Company and Silicon Valley Bank, dated as of January 21, 2009. Filed previously as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 29, 2009 and is incorporated herein by reference.

10.6	Default Waiver and Fourth Amendment to Loan and Security Agreement between GigOptix LLC and Silicon Valley Bank, effective as of December 31, 2008. Filed previously as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 29, 2009 and is incorporated herein by reference.

10.7	Loan and Security Agreement, dated as of October 5, 2007, by and between GigOptix LLC and Silicon Valley Bank. Filed previously as Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on January 29, 2009 and is incorporated herein by reference.

10.8	First Amendment to Loan and Security Agreement, dated as of August 21, 2008, by and between GigOptix LLC and Silicon Valley Bank. Filed previously as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on January 29, 2009 and is incorporated herein by reference.

10.9	Default Waiver and Second Amendment to Loan and Security Agreement, dated as of September 26, 2008, by and between GigOptix LLC and Silicon Valley Bank. Filed previously as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on January 29, 2009 and is incorporated herein by reference.

10.10	Third Amendment to Loan and Security Agreement, dated as of October 27, 2008, by and between GigOptix LLC and Silicon Valley Bank. Filed previously as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on January 29, 2009 and is incorporated herein by reference.

10.11	Plexera Asset Purchase Agreement, dated as of February 17, 2009. Previously filed as Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2009, and is incorporated herein by reference.

10.12	Fifth Amendment to Loan and Security Agreement between GigOptix LLC and Silicon Valley Bank, dated as of February 28, 2009. Previously filed as Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K filed on March 31, 2009, and is incorporated herein by reference.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Acting Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 Of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Acting Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GIGOPTIX, INC.

Date: August 18, 2009	/s/ Avishay Katz
Dr. Avi (Avishay) Katz
President, Chief Executive Officer and Chairman of the Board of Directors

Date: August 18, 2009	/s/ Dawn Casterson
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