Form 10-Q
period 2009-10-04
GigOptix, Inc.
filed 2009-11-18
CIK 1432150

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 4, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to              .

Commission File Number 333-153362

GIGOPTIX, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-2439072
(State or Other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

2400 Geng Road, Suite 100, Palo Alto, CA 94303

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

As of November 13, 2009, 8,855,374 shares of the Company’s common stock, $0.001 par value, were outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GIGOPTIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	October 4, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$2,814	$6,871
Accounts receivable, net	2,990	2,475
Inventories	997	1,019
Prepaid and other current assets	970	1,043

Total current assets	7,771	11,408
Property and equipment, net	898	771
Intangible assets, net	859	1,231
Restricted cash	749	749
Other assets	354	712

Total assets	$10,631	$14,871

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,529	$1,496
Accrued and other current liabilities	1,312	2,472
Line of credit	—	800

Total current liabilities	2,841	4,768
Pension liabilities	176	173
Deferred tax liabilities	35	118

Total liabilities	3,052	5,059

Commitments and contingencies (Note 10)

Stockholders’ Equity
Common stock, $0.001 par value; 50,000,000 shares authorized as of October 4, 2009; 2009; 5,309,461 and 5,173,223 issued and outstanding as of October 4, 2009 and December 31, 2008, respectively.	5	5
Additional paid-in capital	69,170	68,576
Accumulated deficit	(61,773)	(58,952)
Accumulated other comprehensive income	177	183

Total stockholders’ equity	7,579	9,812

Total liabilities and stockholders’ equity	$10,631	$14,871

See accompanying notes to condensed consolidated financial statements.

GIGOPTIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	October 4, 2009	September 26, 2008	October 4, 2009	September 26, 2008
Revenue
Product	$2,142	$2,460	$7,582	$6,389
Government contract	1,005	—	4,108	—

Total revenue	3,147	2,460	11,690	6,389
Cost of revenue
Product	964	533	3,100	2,522
Government contract	367	—	1,765	—

Total cost of revenue	1,331	533	4,865	2,522

Gross profit	1,816	1,927	6,825	3,867

Research and development expense	1,255	1,109	3,919	3,019
Selling, general and administrative expense	1,744	2,553	6,170	5,662
Acquired in-process research and development	—	—	—	319

Total operating expenses	2,999	3,662	10,089	9,000

Loss from operations	(1,183)	(1,735)	(3,264)	(5,133)
Interest expense, net	—	(78)	(2)	(287)
Other income (expense), net	8	79	338	(119)

Loss before provision for (benefit from) income taxes	(1,175)	(1,734)	(2,928)	(5,539)
Provision for (benefit from) income taxes	22	(93)	(107)	(198)

Net loss	$(1,197)	$(1,641)	$(2,821)	$(5,341)

Net loss per share - basic and diluted	$(0.23)	$(1.40)	$(0.54)	$(6.01)

Weighted average number of shares used in per share calculations - basic and diluted	5,229	1,173	5,193	888

See accompanying notes to condensed consolidated financial statements.

GIGOPTIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended
	October 4, 2009	September 26, 2008
Cash flows from operating activities
Net loss	$(2,821)	$(5,341)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	685	655
Stock-based compensation	577	106
Acquired in-process research and development	—	319
Deferred taxes	(83)	(117)
Amortization of acquisition-related payment	525	525
Gain on sale of assets	(300)	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(516)	(571)
Inventories	24	(467)
Prepaid and other current assets	(2)	(661)
Other assets	(118)	(2,096)
Accounts payable	34	82
Accrued and other current liabilities	(1,163)	633

Net cash used in operating activities	(3,158)	(6,933)

Cash flows from investing activities
Purchases of property and equipment	(427)	(15)
Cash paid for acquistion of Helix, net of cash acquired	—	(1,671)
Proceeds from sale of assets	300	—

Net cash used in investing activities	(127)	(1,686)

Cash flows from financing activities
Proceeds from issuance of common stock	17	850
Proceeds from notes payable to stockholders	—	8,600
Repayment of notes payable to stockholders	—	(700)
Proceeds from line of credit	792	2,750
Repayment of line of credit	(1,592)	(2,629)

Net cash provided by (used in) financing activities	(783)	8,871

Effect of exchange rates on cash and cash equivalents	11	9
Net increase (decrease) in cash and cash equivalents	(4,057)	261
Cash and cash equivalents at beginning of period	6,871	525

Cash and cash equivalents at end of period	$2,814	$786

Supplemental disclosure of cash flow information
Interest paid	$29	$19

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has incurred significant losses since inception, attributable to its efforts to design and commercialize its products. During the first nine months of fiscal year 2009, the Company incurred a loss of approximately $2.8 million; cash outflows from operations of $3.2 million and at October 4, 2009 had an accumulated deficit of $61.8 million. For the years ended December 31, 2008 and 2007, the Company incurred net losses of $7.7 million and $6.5 million, respectively, and cash outflows from operations of $6.7 million and $4.8 million, respectively. The Company has managed its liquidity during this time through a series of cost reduction initiatives and borrowings under its line of credit with Silicon Valley Bank. In April 2009, the Company terminated and fully repaid amounts outstanding under this line of credit.

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

Basis of Presentation

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the financial position and results of operations of the Company. You should not expect interim results of operations necessarily to be indicative of the results for the full fiscal year. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in these unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. This report should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008.

The Company’s fiscal year ends on December 31. For quarterly reporting, the Company employs a four-week, four-week, five-week reporting period. The current three-month period ended on Sunday, October 4, 2009. The third quarter of fiscal 2008 ended on September 26, 2008. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Revenue from sales of optical modulator drivers and receivers, MCMS, and other products is recognized when persuasive evidence of a sales arrangement exists, transfer of title and acceptance, where applicable, occurs, the sales price is fixed or determinable and collection of the resulting receivable is reasonably assured. Revenue for product shipments is recognized upon acceptance of the product by the customer or expiration of the contractual acceptance period, after which there are no rights of return. Provisions are made for warranties at the time revenue is recorded.

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

Revenue generated from engineering product development projects and the research and development cost reimbursement contracts, cost plus fixed fee type contracts, for the United States government is recorded using the percentage of completion method measured on a cost-incurred basis. Changes in contract performance, contract conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined. Profit incentives are included in revenue when realization is assured. Losses, if any, are recognized in full as soon as identified. Losses occur when the estimated direct and indirect costs to complete the contract exceed the unrecognized revenue on the contract. The Company evaluates the reserve for contract losses on a contract-by-contract basis. No losses have been incurred on any contracts to date.

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

For the three months ended October 4, 2009, three customers accounted for 28%, 23% and 11% of total revenue. For the three months ended September 26, 2008, two customers accounted for 29% and 12% of total revenue. For the nine months ended October 4, 2009, four customers accounted for 23%, 15%, 12% and 11% of total revenue. For the nine months ended September 26, 2008, one customer accounted for 34% of total revenue. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. The Company maintains cash with various financial institutions that management believes to be of high credit quality. At any time, amounts held at any single financial institution may exceed federally insured limits. The Company believes that the concentration of credit risk in its accounts receivable is substantially mitigated by the Company’s credit evaluation process, and the high level of credit worthiness of its customers. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary but generally requires no collateral.

At October 4, 2009, four customers accounted for 25%, 15%, 13% and 11% of total accounts receivable. At December 31, 2008, four customers accounted for 17%, 16%, 12% and 10% of total accounts receivable.

Comprehensive Loss

Comprehensive loss includes net loss and foreign currency translation adjustments arising from the consolidation of the Company’s foreign subsidiary. The components of comprehensive loss are as follows (in thousands):

	Three months ended		Nine months ended
	October 4, 2009	September 26, 2008	October 4, 2009	September 26, 2008
Net loss	$(1,197)	$(1,641)	$(2,821)	$(5,341)
Foreign currency translation adjustments	60	(82)	(5)	48

Comprehensive loss	$(1,137)	$(1,723)	$(2,826)	$(5,293)

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

The Company has not provided for U.S. income taxes and foreign withholding taxes on undistributed earnings of its subsidiary in Switzerland as of October 4, 2009. The Company intends to reinvest these earnings indefinitely in operations outside the United States.

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

The Company adopted the guidance related to accounting for uncertain tax positions, effective December 9, 2008, the date of the merger with Lumera, resulting in no cumulative effect of accounting change. There were no significant adjustments during the periods ended October 4, 2009 and December 31, 2008 related to the Company’s adoption of FIN 48.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

        In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (the “Codification”), the authoritative guidance for GAAP. The Codification, which changes the referencing of financial standards, became effective for interim and annual periods ending on or after September 15, 2009. The Codification is now the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”), and related literature. Only one level of authoritative U.S. GAAP now exists. All other literature is considered non-authoritative. The Codification does not change U.S. GAAP. The Company adopted the Codification during the quarter ended October 4, 2009. The adoption of the Codification did not have any substantive impact on the Company’s condensed consolidated financial statements or related footnotes.

In May 2009, the FASB issued authoritative guidance for subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. The guidance also requires the disclosure of the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued. During the quarter ended July 5, 2009, the Company adopted the guidance. The adoption of the guidance did not have a significant impact on the Company’s condensed consolidated financial statements or related footnotes. See Note 14 – Subsequent Events to the condensed consolidated financial statements.

In April 2009, the FASB issued guidance on determining fair value when the volume and level of activity for an asset or liability has significantly decreased, and in identifying transactions that are not orderly. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value. The guidance was effective on a prospective basis for interim and annual periods ending after June 15, 2009. The Company adopted this guidance in the quarter ended July 5, 2009, and there was no material impact on the Company’s condensed consolidated financial statements. See Note 12 – Fair Value Measurements to the condensed consolidated financial statements.

In April 2009, the FASB issued guidance on the recognition and presentation of other-than-temporary impairments on investments in debt securities. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings) and 2) all other amounts (recorded in other comprehensive income). This guidance was effective on a prospective basis for interim and annual periods ending after June 15, 2009. The Company adopted this guidance for the quarter ended July 5, 2009, and there was no material impact on the Company’s condensed consolidated financial statements.

NOTE 4 – BALANCE SHEET COMPONENTS

The following tables provide details of selected balance sheet items (in thousands):

Accounts receivable, net

	October 4, 2009	December 31, 2008
Billed accounts receivable	$2,470	$2,014
Unbilled accounts receivable	548	469
Allowance for doubtful accounts	(28)	(8)

Total	$2,990	$2,475

Inventories

	October 4, 2009	December 31, 2008
Raw materials	$559	$670
Work in process	95	147
Finished Goods	343	202

Total	$997	$1,019

Prepaid and other current assets

	October 4, 2009	December 31, 2008
Prepaid expenses	$306	$—
Escrowed payments related to continued employment	625	700
Other	39	343

Total	$970	$1,043

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

	October 4, 2009	December 31, 2008
Network and laboratory equipment	$4,187	$3,910
Computer software equipment	287	272
Furniture and fixtures	183	185
Leasehold improvements	44	38
Construction-in-progress	155	13

	4,856	4,418
Accumulated depreciation	(3,958)	(3,647)

Property, and equipment, net	$898	$771

Depreciation expense related to property and equipment was approximately $98,000 and $56,000 for the three months ended October 4, 2009 and September 26, 2008, respectively. Depreciation expense related to property and equipment was approximately $312,000 and $171,000 for the nine months ended October 4, 2009 and September 26, 2008, respectively.

Intangible assets, net

Identifiable intangible assets are recorded at cost, less accumulated amortization. Identifiable intangible assets as of October 4, 2009 and December 31, 2008 consist of the following:

	October 4, 2009			December 31, 2008
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Existing technology	$1,170	$(681)	$489	$1,167	$(396)	$771
Order backlog	167	(167)	—	167	(167)	—
Customer relationships	130	(76)	54	130	(44)	86
Patents	377	(61)	316	377	(3)	374

Total	$1,844	$(985)	$859	$1,841	$(610)	$1,231

The amortization of identifiable intangibles is computed using the straight-line method. Estimated lives of identifiable intangibles range from five to ten years. Total amortization expense for the three months ended October 4, 2009 and September 26, 2008 was approximately $131,000 and $143,000, respectively. Total amortization expense for the nine months ended October 4, 2009 and September 26, 2008 was approximately $375,000 and $429,000, respectively.

The estimated future amortization expense as of October 4, 2009 is as follows:

Years ending December 31,	Amount
2009 (remaining three months)	$126
2010	512
2011	75
2012	75
2013	71

Total	$859

Accrued and other current liabilities

	October 4, 2009	December 31, 2008
Accrued legal and professional services	$235	$1,043
Accrued compensation and related taxes	563	536
Sales and use tax payable	185	380
Warranty accrual	44	120
Other	285	393

Total	$1,312	$2,472

NOTE 5 – LINE OF CREDIT

In April 2009, the Company terminated its line of credit with final payment of $500,000, which had been available through April 15, 2009. Borrowings under this line of credit was based on net eligible accounts receivable, bore interest at the bank’s prime rate plus 1.25% and was collateralized by a security interest in all of the Company’s assets.

NOTE 6 – STOCKHOLDERS’ EQUITY

Common and Preferred Stock

In December 2008, the Company’s stockholders approved an amendment to the Certificate of Incorporation to authorize 50,000,000 shares of common stock of par value $0.001 per share. In addition, the Company is authorized to issue 1,000,000 shares of undesignated preferred stock of $0.001 par value per share, for which the Board of Directors is authorized to fix the designation, powers, preferences and rights. As of October 4, 2009, there were no shares of preferred stock issued or outstanding.

Warrants

As of October 4, 2009, the Company had a total of 1,450,336 warrants to purchase shares of common stock outstanding under all warrant arrangements, including the 83,925 warrants outstanding under the Company’s stock option plans.

Equity Incentive Plan

As of October 4, 2009, there were 2,866,393 options, 50,092 unvested shares of restricted stock and 83,925 warrants outstanding under all stock option plans.

2007 Equity Incentive Plan

In August 2007, GigOptix LLC adopted the GigOptix LLC Equity Incentive Plan (the “2007 Plan”). The 2007 Plan provides for grants of options to purchase stock units, stock awards and restricted stock to employees, officers and non-employee directors. The 2007 Plan provides for grants of up to 632,500 shares of stock. Vesting periods are determined by the Company’s Board of Directors and generally provide for stock options to vest over a four-year period and expire ten years from date of grant. Vesting for certain stock unit grants are contingent upon both service and performance criteria. The 2007 Plan was terminated upon the completion of the merger with Lumera on December 9, 2008 and the remaining 864 stock options not granted under the 2007 Plan were cancelled. No shares of the Company’s common stock remain reserved for issuance under the 2007 Plan other than for satisfying exercises of stock options granted under this plan prior to its termination.

At October 4, 2009, options to purchase a total of 544,249 shares of common stock, 50,092 shares of unvested restricted stock and 83,925 warrants to purchase common stock were outstanding.

2008 Equity Incentive Plan

        In December 2008, the Company adopted the 2008 Equity Incentive Plan, (“the 2008 Plan”), for directors, employees, consultants and advisors to the Company or its affiliates. Under the 2008 Plan, 2,500,000 shares of common stock were reserved for issuance upon the completion of merger with Lumera on December 9, 2008. On January 1 of each year, starting in 2009, the aggregate number of shares reserved for issuance under the 2008 Plan increase automatically by the lesser of (i) 5% of the number of shares of common stock outstanding as of the Company’s immediately preceding fiscal year, or (ii) a number of shares determined by the Board of Directors. On January 1, 2009, the number of shares reserved for issuance under the 2008 Plan was 2,758,661. The maximum number of shares of common stock to be granted is up to 21,000,000 shares respectively. Forfeited options or awards generally become available for future awards.

        Awards under the 2008 Plan may be granted through June 30, 2018. Under the 2008 Plan, the exercise price of (i) an award is at least 100% of the stock’s fair market value on the date of grant, and (ii) an incentive stock option granted to a 10% stockholder is at least 110% of the stock’s fair market value on the date of grant. Vesting periods for awards are determined by the chief executive officer and generally provide for stock options to vest over a four-year period and have a maximum life of ten years from the date of grant. At October 4, 2009, 2,112,067 options to purchase common stock were outstanding.

Lumera 2000 and 2004 Stock Option Plan

In December 2008, in connection with the merger with Lumera, the Company assumed the existing Lumera Corporation 2000 Equity Incentive Plan, and the Lumera Corporation 2004 Stock Option Plan (the “Lumera Plan”). All unvested options granted under the Lumera Plan were assumed by the Company as part of the merger. All contractual terms of the assumed options remain the same, except for the converted number of shares and exercise price based on merger conversion ratio of 0.125. As of October 4, 2009, no additional options can be granted under the Lumera Plan and options to purchase a total of 210,077 shares of common stock were outstanding.

NOTE 7 – STOCK-BASED COMPENSATION

The following table summarizes the classification of stock-based compensation expense related to employee and non-employee stock option and restricted stock grants, including the impact of expected forfeitures recorded in the three and nine months ended October 4, 2009 and September 26, 2008 (in thousands):

	Three months ended		Nine months ended
	October 4, 2009	September 26, 2008	October 4, 2009	September 26, 2008
Cost of revenue	$3	$7	$5	$10
Research and development expense	55	10	154	22
Selling, general and administrative expense	157	34	418	74

	$215	$51	$577	$106

No tax benefit was recognized related to stock-based compensation expense since the Company has never reported taxable income and has established a full valuation allowance to offset all of the potential tax benefits associated with its U.S. deferred tax assets. Additionally, no stock-based compensation costs were capitalized during the periods presented.

Valuation assumptions The Company uses the Black-Scholes option pricing model in determining the fair value of employee stock options, employing the following key assumptions during each respective period:

	Three months ended		Nine months ended
	October 4, 2009	September 26, 2008	October 4, 2009	September 26, 2008
Expected life	5 years	5 years	5 years	5 years
Expected volatility	75%	54%	75%	54%
Risk free interest rate	2.2%	3.0%	2.2%	3.0%
Expected dividends	—	—	—	—
Weighted-average fair value	$2.46	$0.36	$0.85	$0.36

The risk-free rate is based on the U.S. Treasury yield in effect at the time of grant. The Company does not anticipate declaring dividends in the foreseeable future. The expected term is based on terms used by comparable peer companies. Expected volatility is determined by blending the annualized daily historical volatility of the Company’s stock price commensurate with the expected life of the option with volatility measures used by comparable peer companies. The Company’s stock price volatility and option lives involve management’s best estimates at the time of grant, both of which impact the fair value of the options calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the options. The Company evaluates the need to update these assumptions on a quarterly basis.

The following table summarizes the activity for employees under the Company’s stock option plans for the nine months ended October 4, 2009:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding, December 31, 2008	2,827,470	$3.91
Granted	329,996	1.38
Forfeited/Expired	(237,832)	4.47
Exercised	(53,241)	0.93

Outstanding, October 4, 2009	$2,866,393	$3.63	8.77

Exercisable, October 4, 2009	$1,166,470	$6.25	8.10

The weighted-average grant date fair value of options granted was $2.46 and $0.36 per share during the three months ended October 4, 2009 and September 26, 2008, respectively. The weighted-average grant date fair value of options granted was $0.85 and $0.36 per share during the nine months ended October 4, 2009 and September 26, 2008, respectively. The aggregate intrinsic value of employee stock options outstanding as of October 4, 2009 was approximately $6.1 million.

As of October 4, 2009, there was approximately $1.2 million, net of estimated forfeitures, of total unrecognized compensation expense, the majority of which will be recognized over a remaining requisite service period of weighted average 3.3 years.

Restricted Stock

The fair value of the Company’s restricted stock is calculated based upon the fair market value of the Company’s underlying stock at the date of grant. As of October 4, 2009, there were 50,092 shares of restricted stock outstanding with an unrecognized stock-based compensation expense of approximately $74,000 to be recognized as compensation expense over a weighted average-period of three months.

NOTE 8 – INCOME TAXES

The provision for income taxes was approximately $22,000 for the three months ended October 4, 2009 and the benefit from income taxes was approximately $93,000 for the three months ended September 26, 2008. The benefit from income taxes was approximately $107,000 and $198,000 for the nine months ended October 4, 2009 and September 26, 2008, respectively. The effective tax rate was 1.9% and (5.4)% for the three months ended October 4, 2009 and September 26, 2008, respectively. The effective tax rate was (3.7)% and (3.6)% for the nine months ended October 4, 2009 and September 26, 2008, respectively. The provision for income taxes for the three months ended October 4, 2009 primarily relates to a tax liability at the Company’s now dissolved entity in Italy, offset by a benefit related to the amortization of a deferred tax liability, established upon the acquisition of the Company’s Swiss subsidiary in 2008. The benefit from income taxes for the nine months ended October 4, 2009 and the three and nine months ended September 26, 2008 primarily relates to the amortization of a deferred tax liability, established upon the acquisition of the Company’s Swiss subsidiary in 2008.

The Company’s net deferred tax liabilities at October 4, 2009 relate to the Company’s subsidiary in Switzerland. All U.S. deferred tax assets have a full valuation allowance at October 4, 2009. The net deferred tax liabilities decreased due to the amortization of the Helix amortizable intangibles in the three and nine months ended October 4, 2009.

The Company had approximately $69.7 million of federal net operating losses carryforwards at December 31, 2008. The net operating losses expire through year 2021. Utilization of a portion of the net operating losses and credit carryforwards are subject to an annual limitation due to the ownership change provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Any interest and penalties incurred on the settlement of outstanding tax positions would be recorded as a component of interest expense. The Company had no related accrued interest or penalties as of October 4, 2009.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company’s federal and state tax returns may be subject to examination.

NOTE 9 – SEGMENT AND GEOGRAPHY INFORMATION

The Company has determined that it operates as a single operating and reportable segment. The following tables reflect the results of the Company’s reportable segment consistent with the management system used by the Company’s chief operating decision maker.

The following table summarizes revenue by geographic region (in thousands):

	Three months ended		Nine months ended
	October 4,	September 26,	October 4,	September 26,
	2009	2008	2009	2008
Asia	$711	$570	$2,554	$1,486
Europe	1,007	1,015	3,224	3,276
United States	1,429	875	5,912	1,627

	$3,147	$2,460	$11,690	$6,389

The Company determines the geographic location of its revenue based upon the destination of shipment of its products or location of contract services.

The following table summarizes long-lived assets by country (in thousands):

	October 4,	December 31,
	2009	2008
Switzerland	$1,150	$1,710
United States	854	1,004

	$2,004	$2,714

Long-lived assets, including property and equipment, intangible assets and other assets (excluding deferred tax assets), are reported based on the location of the assets at the end of each reporting period.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Commitments

Leases

The Company leases its domestic and foreign sales offices under non-cancelable operating leases. These leases contain various expiration dates and renewal options. In January 2009, the Company renewed its lease for its office facility located at Palo Alto, California. The new lease term will expire in December 2013. The Company also leases certain software licenses under operating leases. Total rental expense for the three months ended October 4, 2009 and September 26, 2008 was $282,000 and $93,000, respectively, and $837,000 and $278,000 for the nine months ended October 4, 2009 and September 26, 2008, respectively.

Aggregate non-cancelable future minimum rental payments under operating leases are as follows (in thousands):

Years ending December 31,	Amount
2009 (remaining three months)	$228
2010	830
2011	324
2012	203
2013	224

$1,809

Contingencies

Tax Contingencies

In 2008, the Franchise Tax Board (“FTB”) completed its audit of the Company’s qualifying sales and use activity for 2004 through 2007 and has proposed an amount due. The Company received a notice from the FTB and was assessed $0.3 million, which represents principal and estimated interest and penalties. As a result, in the fourth quarter of 2008, the Company accrued $0.3 million in relation to the sales and use tax due for the period 2004 through 2007, and in June 2009, the Company paid approximately $0.2 million to the FTB. As of October 4, 2009, the Company has accrued the estimated sales and use tax payable relating to 2008 and the first nine months of 2009.

        The Company’s income tax calculations are based on application of the respective U.S. Federal, state or foreign tax law. The Company’s tax filings, however, are subject to audit by the respective tax authorities. Accordingly, the Company recognizes tax liabilities based upon its estimate of whether, and the extent to which, additional taxes will be due.

Product Warranties

The Company’s products typically carry a standard warranty period of one year. The table below summarizes the movement in the warranty accrual which is included as a component of accrued and other current liabilities for the three and nine months ended October 4, 2009 and September 26, 2008 (in thousands):

	Three months ended		Nine months ended
	October 4,	September 26,	October 4,	September 26,
	2009	2008	2009	2008
Beginning balance	$61	$120	$120	$140
Accrual for warranties issued during the year	—	—	—	36
Settlements made	(17)	—	(76)	(56)

Ending balance	$44	$120	$44	$120

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

NOTE 12 – FAIR VALUE MEASUREMENTS

Effective January 1, 2009, the Company fully adopted the authoritative guidance for fair value measurements and disclosures for all assets and liabilities within the scope of this guidance, including all non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The guidance clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures certain financial assets and liabilities at fair value, which consist of cash equivalents and marketable securities.

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The Company’s money market securities of $1.4 million and $3.9 million as of October 4, 2009 and December 31, 2008, respectively, are classified within Level 1 as cash and cash equivalents on the condensed consolidated balance sheets.

NOTE 13 – ACQUISITION OF HELIX SEMICONDUCTOR AG

In January 2008, GigOptix LLC completed the acquisition of Helix Semiconductor AG, a private company registered in Zurich, Switzerland. Helix designs and sells optoelectronic integrated circuits and vertical cavity surface emitting laser drivers. The aggregate purchase consideration for this acquisition was approximately $2.5 million, which includes direct transaction costs.

In addition, the agreement calls for contingent payments totaling $2.0 million to be made to a former Helix employee and stockholder, contingent upon his continued employment with GigOptix LLC through the third anniversary of the acquisition close date. Any payments are automatically forfeited if the employment contingency is not met. The payments made are recorded as compensation expense, with $525,000 being recorded as a research and development expense in the statements of operations for the nine months ended October 4, 2009. At October 4, 2009, the Company had deposited the remaining $775,000 in an escrow account, which represents the maximum contingent payment due under the agreement, of which $625,000 and $150,000 were classified within “prepaid and other current assets” and “other assets” in the condensed consolidated balance sheet, respectively.

The operating results of Helix have been included in GigOptix’s consolidated financial results since the January 15, 2008 acquisition close date. The components of the purchase price consideration were as follows (in thousands):

Cash paid	$2,400
Direct acquisition costs	143

Total purchase consideration	$2,543

The acquisition was accounted for using the purchase method of accounting. The purchase price was allocated based on the estimated fair values of tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition. The estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed was in excess of the purchase price resulting in negative goodwill. Negative goodwill of approximately $790,000 has been allocated to the fair values of acquired long-lived assets, including acquired in-process research and development, or IPR&D, on a pro-rata basis, resulting in a reduction of their recorded amounts. The total purchase price was allocated to the assets acquired and liabilities assumed as follows (in thousands):

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

Acquired IPR&D relates to projects under development associated with Helix’s 10Gbps VCSEL driver chip and 4-channel TIAs. The preliminary value assigned to acquire IPR&D was determined by considering the importance of products under development to the overall development plan, estimating costs to develop the purchased technology into commercially viable products, estimating resulting net cash flows from the projects when completed and discounting net cash flows to present value. The fair value of acquired IPR&D was determined using the income approach, which discounts expected cash flows to present value. At the date of acquisition, the projects under development were determined to be approximately 30% complete, with net cash flows from the projects expected to commence in 2009. At October 4, 2009, the projects under development were determined to be approximately 90% complete. In connection with the acquisition, approximately $319,000 of acquired IPR&D was expensed in the quarter ended March 28, 2008.

Pro Forma Financial Information (Unaudited)

The results of Helix’s operations have been included in the Company’s consolidated statements of operations since its acquisition date. Pro forma information for 2008 is not presented, as the acquisition occurred on January 15, 2008, which is sufficiently close to the beginning of the period that the results of Helix are reflected in the condensed consolidated statement of operations for the nine months ended September 26, 2008.

NOTE 14 – SUBSEQUENT EVENTS

The Company evaluated events and transactions that occurred through November 17, 2009, the date the Company filed its Quarterly Report on Form 10-Q for the quarter ended October 4, 2009.

On November 9, 2009, the Company completed an acquisition of ChipX, Incorporated, a privately-held fabless supplier of analog and mixed signal custom Application Specific Integrated Circuits (ASICs). Under terms of the merger, ChipX stockholders received, in aggregate, 3,540,946 shares of GigOptix common stock.

Upon the closing of the merger, GigOptix assumed approximately $2.0 million in debt outstanding under a loan and security agreement between ChipX and Bridge Bank, N.A. On November 12, 2009, the Company entered into a loan and security agreement with ChipX and Bridge Bank pursuant to which the Company will be entitled to borrow up to $4.0 million on a revolving accounts receivable credit line from Bridge Bank. In connection with this amendment, the Company issued a warrant for approximately 59,000 shares of common stock, with an exercise price of $3.38 per share and which expires on November 12, 2016.

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

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the safe harbor created by that section. The words “believe,” “expect,” “will,” “anticipate,” “estimate,” “project,” “plan,” and similar expressions identify forward-looking statements. Such statements may also include, but are not limited to, statements regarding the impact of recent accounting announcements; our expectation that net flows from Helix projects will commence in 2009; plans for future financings or lines of credit; our expectations regarding the amount of cash necessary to fund future operations; estimates regarding the amount of periodic pension costs in 2009; our expectation that development, sales and other operating expenses will increase in the future as we expand our business; our expectation that we will not generate the cash needed to finance our anticipated operations for the foreseeable future; our continued dependence on third parties to manufacture, assemble or package our products; our intention not to purchase key person life insurance in the foreseeable future; our intention to compete for government contracts and our expectation that the contracts will account for a large percentage of our revenue for the foreseeable future; our intentions regarding the payment of dividends and the retention of available funds and future earnings; our expectation that domestic and international competition will increase in our industry; our intention to grow through strategic operations; our expectations of projected expense reductions; our ability to integrate the ChipX team; and our expectations with respect to sources of revenues. Our expectations, beliefs, anticipations, objectives, intentions, plans and strategies regarding the future are not guarantees of future performance and are subject risks and uncertainties that could cause actual results to differ materially from those projected or implied. Factors that could cause results to differ materially from those projected or implied in the forward-looking statements include, but are not limited to trends and fluctuations in our industry; changes in demand and purchasing volume of our customers; advances in technology; unpredictability of suppliers; increased production or labor costs; our ability to attract and retain qualified personnel; pricing pressures and other competitive factors; and our ability to establish and protect our intellectual property; competition; litigation; financial community perceptions of the company; changes in laws and regulations, including increased taxes; economic, credit and capital market conditions; and the effects of war, terrorist or similar activity. The forward-looking statements in this Quarterly Report on Form 10-Q are subject to additional risks and uncertainties, including those set forth in Part II, Item 1A under the caption “Risk Factors” and as disclosed in other current and periodic reports filed or furnished from time to time with the SEC. The forward-looking statements are made as of the date hereof, and we undertake no obligation to update or revise any of them, except as required by law.

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

We have incurred negative cash flows from operations since inception. For the nine months ended October 4, 2009 and September 26, 2008 we incurred net losses of $2.8 million and $5.3 million respectively, and cash outflows from operations of $3.2 million and $6.9 million respectively. As of October 4, 2009 and December 31, 2008, we had an accumulated deficit of $61.8 million and $59.0 million, respectively. There can be no assurance that in the event we require additional financing, such financing will be available at all or on terms which are favorable to us. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending could have a material adverse effect on our ability to achieve its intended business objectives.

Our fiscal year ends on December 31. For quarterly reporting, we employ a four-week, four-week, five-week reporting period. The current three-month period ended on Sunday, October 4, 2009. The third quarter of fiscal 2008 ended on September 26, 2008. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Our consolidated financial statements for the periods prior to December 9, 2008, presented in our Annual Report on Form 10-K, are the historical financial statements of GigOptix LLC, as GigOptix LLC was determined to be the accounting acquirer in the merger with Lumera.

On November 9, 2009, we completed the acquisition of ChipX, Inc., a manufacturer of high speed analog semiconductors.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (the “Codification”), the authoritative guidance for GAAP. The Codification, which changes the referencing of financial standards, became effective for interim and annual periods ending on or after September 15, 2009. The Codification is now the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”), and related literature. Only one level of authoritative U.S. GAAP now exists. All other literature is considered non-authoritative. The Codification does not change U.S. GAAP. We adopted the Codification during the quarter ended October 4, 2009. The adoption of the Codification did not have any substantive impact on our condensed consolidated financial statements or related footnotes.

In May 2009, the FASB issued authoritative guidance for subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. The guidance also requires the disclosure of the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued. During the quarter ended July 5, 2009, we adopted the guidance. The adoption of the guidance did not have a significant impact on our condensed consolidated financial statements or related footnotes. See Note 14 – Subsequent Events to our condensed consolidated financial statements.

In April 2009, the FASB issued guidance on determining fair value when the volume and level of activity for an asset or liability has significantly decreased, and in identifying transactions that are not orderly. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value. The guidance was effective on a prospective basis for interim and annual periods ending after June 15, 2009. We adopted this guidance in the quarter ended July 5, 2009, and there was no material impact on our condensed consolidated financial statements. See Note 12 – Fair Value Measurements to our condensed consolidated financial statements.

In April 2009, the FASB issued guidance on the recognition and presentation of other-than-temporary impairments on investments in debt securities. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings) and 2) all other amounts (recorded in other comprehensive income). This guidance was effective on a prospective basis for interim and annual periods ending after June 15, 2009. We adopted this guidance for the quarter ended July 5, 2009, and there was no material impact on our condensed consolidated financial statements.

Results of Operations

Revenue

Revenue for the periods reported was as follows (in thousands, except percentages):

	Three months ended		Nine months ended
	October 4,	September 26,	October 4,	September 26,
	2009	2008	2009	2008
Product	$2,142	$2,460	$7,582	$6,389
Government contract	1,005	—	4,108	—

Total revenue	$3,147	$2,460	$11,690	$6,389
Increase period over period	$687		$5,301
Percentage increase, period over period	28%		83%

Revenue for the three months ended October 4, 2009 was $3.1 million, an increase of $0.7 million or 28% compared to $2.5 million for the three months ended September 26, 2008. The increase in revenue is primarily the result of our merger with Lumera Corporation in December 2008, which accounted for approximately $1.0 million of revenue increase, a large majority of which came from an increase in government contract revenue, which was offset by a decrease of $0.3 million in various product revenues. The decrease in revenue of $0.3 million during the third quarter is a result of a dip in sales of HX products for datacom systems as a consequence of the slower than forecast transition from 3Gb/s to 10Gb/s products. The 3Gb/s HX2 series was discontinued at the end of 2008 and replacement revenues from the new 10Gb/s HX4 series were delayed. This was mainly due to the market slow down which delayed acceptance of the new 10G standard as well as the lengthy customer qualification process. In addition, sales of the 12-channel 5Gb/s parts were strong in the three months ended September 26, 2008 due to a large order, which was not replicated in the three months ended October 4, 2009.

Revenue for the nine months ended October 4, 2009 was $11.7 million, an increase of $5.3 million or 83% compared to $6.4 million for the nine months ended September 26, 2008. The increase in revenue is primarily the result of our merger with Lumera Corporation in December 2008, which accounted for approximately $4.5 million of the increase, of which $0.4 million came from modulator and polymer product sales with the remainder from an increase in government contract revenue. An additional increase in revenue of $0.8 million is a result of organic growth in our telecom and broadband businesses which have more than offset the reduction in HX line revenues from the datacom market as mentioned above. Design-wins captured in 2008 contributed to new business in the GX6 series of drivers for long haul and metro networks with the majority of growth coming from new customers in Asia. A portion of the additional revenue was related to various product solutions having transitioned from the research and development stage to the commercialization stage. These included drivers for shorter reach applications and the new GX3 series of receiver products which started to contribute revenues in the third quarter of 2009. We experienced major growth in our revenue from product sales to Asia which more than doubled over the period led by customers in Japan and China.

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

Cost of revenue and gross profit for the periods presented was as follows (in thousands, except percentages):

Cost of Revenue

	Three months ended		Nine months ended
	October 4, 2009	September 26, 2008	October 4, 2009	September 26, 2008
Product	$964	$533	$3,100	$2,522
Government contract	367	—	1,765	—

Total cost of revenue	$1,331	$533	$4,865	$2,522
Percentage of revenue	42%	22%	42%	39%
Increase period over period	$798		$2,343
Percentage increase, period over period	150%		93%

Gross Profit

	Three months ended		Nine months ended
	October 4, 2009	September 26, 2008	October 4, 2009	September 26, 2008
Product	$1,178	$1,927	$4,482	$3,867
Government contract	638	—	2,343	—

Total gross profit	$1,816	$1,927	$6,825	$3,867
Gross margin	58%	78%	58%	61%
Increase (decrease), period over period	$(111)		$2,958
Percentage increase (decrease), period over period	-6%		76%

Gross profit for the three months ended October 4, 2009 was $1.8 million, or 58% of revenue, a decrease of $0.1 million or 6% as compared to a gross profit of $1.9 million, or 78% of revenue, for the three months ended September 26, 2008. The lower gross profit compared to the prior period is primarily attributable to lower utilization of manufacturing capacity as a result of decreased revenue in the three months ended October 4, 2009. The lower gross profit compared to the prior period is primarily attributable to lower utilization of manufacturing capacity as a result of decreased revenue in the three months ended October 4, 2009 in addition to unusually high sales of previously reserved inventory in the three months ended September 26, 2008. Our internal operations have significant fixed costs that cannot be reduced as quickly as our shipment levels. Our internal operations have significant fixed costs that cannot be reduced as quickly as our shipment levels.

Gross profit for the nine months ended October 4, 2009 was $6.8 million, or 58% of revenue, an increase of $3.0 million or 76% as compared to a gross profit of $3.9 million, or 61% of revenue, for the nine months ended September 26, 2008. The reduction in gross margin percentage compared to the prior period is attributable to the impact of lower gross margin associated with our government contract revenue and lower utilization of manufacturing capacity as a result of decreased revenue in the nine months ended October 4, 2009.

Our gross margin as a percentage of revenues fluctuates, depending on product mix, utilization of manufacturing capacity, and average selling prices, among other factors.

Research and Development Expense

Research and development (“R&D”) costs are expensed as incurred. R&D expense consists primarily of consulting and engineering design, non-capitalized tools and equipment, equipment depreciation and employee compensation.

R&D expense for the periods presented was as follows (in thousands, except percentages):

	Three months ended		Nine months ended
	October 4, 2009	September 26, 2008	October 4, 2009	September 26, 2008
Research and development expense	$1,255	$1,109	$3,919	$3,019
Percentage of revenue	40%	45%	34%	47%
Increase, period over period	$146		$900
Percentage increase period over period	13%		30%

R&D expense for the three months ended October 4, 2009 was $1.3 million compared to $1.1 million for the three months ended September 26, 2008, an increase of $0.1 million or 13%. R&D expense for the nine months ended October 4, 2009 was $3.9 million compared to $3.0 million for the nine months ended September 26, 2008, an increase of $0.9 million or 30%. The increase in R&D expense primarily resulted from increased headcount and the associated compensation costs related to the merger with Lumera in December 2008. We anticipate increased investment in research and development in the near future to remain competitive. As a result, we expect research and development costs to increase in absolute dollars, but to decline as a percentage of revenues.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense consists primarily of salaries and benefits for management, marketing and administration personnel, as well as fees for consultants.

SG&A expense for the periods presented was as follows (in thousands, except percentages):

	Three months ended		Nine months ended
	October 4, 2009	September 26, 2008	October 4, 2009	September 26, 2008
Selling, general and administrative expense	$1,744	$2,553	$6,170	$5,662
Percentage of revenue	55%	104%	53%	89%
Increase (decrease) period over period	$(809)		$508
Percentage increase (decrease), period over period	-32%		9%

SG&A expense for the three months ended October 4, 2009 was $1.7 million compared to $2.6 million for the three months ended September 26, 2008, a decrease of $0.8 million or 32%. SG&A expense for the nine months ended October 4, 2009 was $6.2 million compared to $5.7 million for the nine months ended September 26, 2008, an increase of $0.5 million or 9%. The decrease for the three months ended October 4, 2009 compared to the three months ended September 26, 2008 was attributable primarily due to lower spending for professional fees; 2008 professional fees were concentrated in the three months ended September 26, 2008 due to the Lumera merger which occurred in the fourth quarter of 2008. The increase for the nine months ended October 4, 2009 compared to the nine months ended September 26, 2008 was primarily due to increased spending for professional fees, including legal, accounting and auditing services, associated with being a public company and the merger with Lumera.

Acquired In-Process Research and Development

Acquired in-process research and development expense for the periods presented was as follows (in thousands, except percentages):

	Three months ended		Nine months ended
	October 4, 2009	September 26, 2008	October 4, 2009	September 26, 2008
Acquired in-process research and development	$—	$—	$—	$319

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

We did not recognize any expense related to IPR&D during the three and nine months ended October 4, 2009.

Interest Expense, Net and Other Income (Expense), Net

Interest expense, net and other income (expense), net for the periods presented were as follows (in thousands, except percentages):

	Three months ended		Nine months ended
	October 4, 2009	September 26, 2008	October 4, 2009	September 26, 2008
Interest expense, net	$—	$(78)	$(2)	$(287)
Other income (expense), net	8	79	338	(119)

Total	$8	$1	$336	$(406)

The fluctuation in interest expense, net for the three months ended October 4, 2009 as compared to September 26, 2008 was insignificant.

Interest expense, net for the nine months ended October 4, 2009 decreased by $0.3 million as compared to the nine months ended September 26, 2008 primarily due to conversion of the convertible promissory notes payable to Stellar Technologies LLC, which were converted in August 2008. The remaining decrease is attributed to the termination of the line of credit with Silicon Valley Bank during the quarter ended July 5, 2009.

The fluctuation in other income (expense), net for the three months ended October 4, 2009 as compared to September 26, 2008 was insignificant. Other income (expense), net for the nine months ended October 4, 2009 increased by $0.5 million as compared to the nine months ended September 26, 2008. The increase is primarily due to the sale of the assets of our Plexera Bioscience LLC subsidiary (“Plexera”), including all patents and trademarks related to the Plexera business in February 2009. The assets were sold “as is” to Plexera, LLC, a newly formed company, for $0.3 million, which was recorded as a gain of $0.3 million in the statements of operations. We do not expect to receive any further consideration for the Plexera business.

Provision for (benefit from) Income Taxes

The provision for income taxes was approximately $22,000 for the three months ended October 4, 2009 compared to a benefit from income taxes of approximately $93,000 for the three months ended September 26, 2008. The benefit from income taxes was approximately $107,000 and $198,000 for the nine months ended October 4, 2009 and September 26, 2008, respectively. The effective tax rate was 1.9% and (5.4)% for the three months ended October 4, 2009 and September 26, 2008, respectively. The effective tax rate was (3.7)% and (3.6)% for the nine months ended October 4, 2009 and September 26, 2008, respectively. The provision for income taxes for the three months ended October 4, 2009 primarily relates to a tax liability at our now dissolved entity in Italy, offset by a benefit related to the amortization of a deferred tax liability, established upon the acquisition of our Swiss subsidiary in 2008. The benefit from income taxes for the nine months ended October 4, 2009 and the three and nine months ended September 26, 2008 primarily relates to the amortization of a deferred tax liability, established upon the acquisition of our Swiss subsidiary in 2008.

Liquidity and Capital Resources

Cash and cash equivalents and cash flow data for the periods presented were as follows (in thousands):

	October 4, 2009	December 31, 2008
Cash and cash equivalents	$2,814	$6,871

Cash Flow data

	Nine months ended
	October 4, 2009	September 26, 2008
Net cash used in operating activities	$(3,158)	$(6,933)
Net cash used in investing activities	$(127)	$(1,686)
Net cash provided by (used in) financing activities	$(783)	$8,871

Operating Activities.

Net cash used in operations of $3.2 million during the nine months ended October 4, 2009, was primarily due to a net loss of $2.8 million, an increase in accounts receivable of $0.5 million, a decrease in accrued and other current liabilities of $1.2 million and a gain on the sale of Plexera assets of $0.3 million, partially offset by non-cash charges of $1.8 million. The $0.5 million increase in accounts receivable balance was due to higher billed accounts receivable, resulting from higher revenue in 2009. The decrease in accrued and other current liabilities of $1.2 million was due to lower accrued legal and professional services. Non-cash charges of $1.8 million primarily consisted of $0.7 million of depreciation and amortization charges, $0.6 million of stock-based compensation, and $0.5 million related to amortization of acquisition related costs.

Cash used in operating activities of $6.9 million during the nine months ended September 26, 2008 was primarily made up of a net loss of $5.3 million, an increase in other assets of $2.1 million, an increase in prepaid and other current assets of $0.7 million, an increase in accounts receivable of $0.6 million and an increase in inventories of $0.5 million, partially offset by non-cash charges of $1.6 million consisting and an increase in accrued and other current liabilities $0.6 million. Non-cash charges of $1.6 million primarily consisted of $0.7 million of depreciation and amortization charges, $0.3 million of acquired in-process research, development, $0.5 million related to amortization of acquisition related costs and $0.1 million of stock-based compensation. Operating cash flows in 2008 was also impacted by a one-time payment of $2.0 million made to an escrow account for the benefit of a former Helix employee, receipt of which by the employee is contingent upon his continued employment with the Company through the third anniversary of the acquisition close date.

Investing Activities.

Net cash used in investing activities during the nine months ended October 4, 2009 was $0.1 million, primarily comprised of $0.4 million in purchases of network and laboratory equipment, offset by proceeds from the sale of Plexera assets of $0.3 million.

Net cash used in investing activities during the nine months ended September 26, 2008 was $1.7 million, primarily resulted from the payment of $1.7 million, net of cash acquired, in connection with the Company’s acquisition of Helix.

Financing Activities.

Net cash used in financing activities during the nine months ended October 4, 2009 was $0.8 million, primarily comprised of repayment of borrowings under the line of credit with Silicon Valley Bank.

Net cash provided by financing activities during the nine months ended September 26, 2008 was $8.9 million, primarily resulted from proceeds of $7.9 million from convertible notes payable to stockholders, proceeds of $0.9 million from the issuance of common stock and net borrowings of $0.1 million under the line of credit.

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

On November 9, 2009, we completed an acquisition of ChipX, Incorporated, a privately-held fabless supplier of analog and mixed signal custom Application Specific Integrated Circuits (ASICs). Under terms of the merger, ChipX stockholders received, in aggregate, 3,540,946 shares of our common stock. In connection with this amendment, we issued a warrant for approximately 59,000 shares of common stock with an exercise price of $3.38 per share and which expires on November 12, 2016.

Upon the closing of the merger, we assumed approximately $2.0 million in debt outstanding under a loan and security agreement between ChipX and Bridge Bank, N.A. On November 12, 2009, we entered into a loan and security agreement with ChipX and Bridge Bank pursuant to which we will be entitled to borrow up to $4.0 million on a revolving accounts receivable credit line from Bridge Bank.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures – Based on an evaluation under the supervision and with the participation of the Company’s management, our Chief Executive Officer and Acting Chief Financial Officer have concluded that, due to the material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 that remain unremediated, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were not effective as of October 4, 2009. As a result of this conclusion, the financial statements for the periods covered by this report were prepared with particular attention to the material weaknesses previously disclosed. Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented.

Changes in Internal Control – During the nine-month period ended October 4, 2009, we continued to implement our remediation plan in response to the material weaknesses discussed in our annual report on Form 10-K for the year ended December 31, 2008. We have hired additional accounting staff and have engaged a consultant regarding the implementation of additional internal controls, including an upgrade and companywide integration of our enterprise resource planning system. While our effort to remediate our material weakness is ongoing and has progressed, we are in the initial stages of executing our remediation plan. Accordingly, we do not believe that our material weaknesses have been fully remediated, or that the changes made to our internal control over financial reporting during the nine-month period ended October 4, 2009 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We and our predecessors have incurred substantial operating losses in the past and we may incur operating losses for the foreseeable future.

For the nine months ended October 4, 2009, GigOptix has incurred net losses of $2.8 million. Prior to our December 9, 2008 merger with Lumera and GigOptix LLC, each of them or their predecessors incurred net losses of $86.0 million and $56.2 million, respectively, as of September 30, 2008 and September 26, 2008, respectively. We expect development, sales and other operating expenses to increase in the future as we expand our business. If our revenue does not grow to offset these expected increased expenses, we may not be profitable. In fact, in future quarters, we may not have any revenue growth and our revenues could decline. Furthermore, if our operating expenses exceed our expectations, our financial performance will be adversely affected and we may continue to incur significant losses in the future.

In addition, we acquired ChipX in November 2009. ChipX has incurred net losses of $58.3 million from inception through December 31, 2008.

We may fail to realize the anticipated benefits of our recent mergers with ChipX and Lumera.

Our future success will depend in significant part on our ability to realize the cost savings, operating efficiencies and new revenue opportunities that are expected to result from the integration of the GigOptix, Lumera and ChipX businesses. Our Company’s operating results and financial condition will be adversely affected if we are unable to integrate successfully the operations of GigOptix, Lumera and ChipX, fail to achieve or achieve on a timely basis such cost savings, operating efficiencies and new revenue opportunities, or incur unforeseen costs and expenses or experiences unexpected operating difficulties that offset anticipated cost savings. In particular, the integration of GigOptix, Lumera and ChipX may involve, among other matters, integration of sales, marketing, billing, accounting, quality control, management, personnel, payroll, regulatory compliance, network infrastructure and other systems and operating hardware and software, some of which may be incompatible and therefore may need to be replaced.

Any estimates of cost savings are based upon assumptions by the managements of GigOptix and ChipX concerning a number of factors, including operating efficiencies, the consolidation of functions, and the integration of operations, systems, marketing methods and procedures. These assumptions are uncertain and are subject to significant business, economic and competitive conditions that are difficult to predict and often beyond the control of management.

Integrating the GigOptix and ChipX businesses may divert management’s attention away from our operations.

Successful integration of the operations, products and personnel of GigOptix and ChipX may place a significant burden on our management and internal resources. The diversion of management’s attention and any difficulties encountered in the transition and integration process could otherwise harm our Company’s business, financial condition and operating results. The integration will require efforts from each company, including the coordination of their general and administrative functions. For example, integration of administrative functions includes coordinating employee benefits, payroll, financial reporting, purchasing and disclosure functions. Delays in successfully integrating and managing employee benefits could lead to dissatisfaction and employee turnover. Problems in integrating purchasing and financial reporting could result in control issues, including unplanned costs. In addition, the combination of the GigOptix and ChipX organizations may result in greater competition for resources and elimination of product development programs that might otherwise be successfully completed.

Our strategy of growth through acquisition could harm our Company’s business.

It is our intent to continue to grow through strategic acquisitions. Successful integration of newly acquired target companies may place a significant burden on our management and internal resources. The diversion of management’s attention and any difficulties encountered in the transition and integration processes could harm our Company’s business, financial condition and operating results. In addition, we may be unable to execute our acquisition strategy, resulting in wasted resources and a failure to achieve anticipated growth.

We will require additional capital to continue to fund our operations. If we do not obtain additional capital, we may be required to substantially limit operations.

We do not expect to generate the cash needed to finance our anticipated operations for the foreseeable future from such operations. Accordingly, we may need to seek funding through public or private financings, including equity financings, and through other arrangements including collaborations. We could require additional financings sooner than expected if we have poor financial results, unanticipated expenses, unanticipated drop in projected revenues, or unanticipated opportunities. Such financing may be unavailable when needed or may not be available on acceptable terms. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our current stockholders will be reduced, and these securities may have rights superior to those of our common stock. If adequate funds are not available to satisfy either short-term or long-term capital requirements, or if planned revenues are not generated, we may be required to limit our operations substantially. These limitations of operations may include a possible sale or shutdown of portions of the business, reductions in capital expenditures and reductions in staff and discretionary costs.

We currently have a material weakness in our internal control over financial reporting. If we fail to remedy our material weakness or otherwise fail to maintain effective internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected.

In connection with the audit of our consolidated financial statements for the years ended December 31, 2008 and 2007, material weaknesses in our internal controls over financial reporting, as defined in rules established by the Public Company Accounting Oversight Board, were identified. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis. The material weakness was attributed to us not maintaining a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting requirements. Specifically, this deficiency resulted in audit adjustments related to the completeness and accuracy of our stock-based compensation accounts, capitalized acquisition costs and intangible assets acquired in a business combination, and disclosures in the consolidated financial statements for the year ended December 31, 2008. While we have adopted a remediation plan, we are only in the initial stage of executing this plan and we do not believe that all material weaknesses have been fully remediated as of October 4, 2009.

In addition, other material weaknesses or significant deficiencies in our internal control over financial reporting may be identified in the future. If we fail to remediate any such material weakness or fail to implement required new or improved controls, or encounter difficulties in their implementation, it could harm our operating results, cause failure to meet our SEC reporting obligations on a timely basis or result in material misstatements in our annual or interim financial statements.

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

We derive a significant portion of our revenue from a small number of customers and the loss of one or more of these key customers, the diminished demand for our products from a key customer, or the failure to obtain certifications from a key customer or its distribution channel could significantly reduce our revenue and profits.

A relatively small number of customers account for a significant portion of our revenue in any particular period. For instance, one and four customers accounted for 33% and 61% of revenues for the fiscal year ended 2008 and the nine months ended October 4, 2009, respectively. One or more of our key customers may discontinue operations as a result of consolidation, liquidation or otherwise, or reduce significantly its business with us due to the current economic conditions. Reductions, delays and cancellation of orders from our key customers or the loss of one or more key customers could significantly further reduce our revenue and profits. There is no assurance that our current customers will continue to place orders with us, that orders from existing customers will continue at current or historical levels or that we will be able to obtain orders from new customers.

Our quarter-to-quarter performance may vary substantially, and this variance, as well as general market conditions, may cause our stock price to fluctuate greatly and potentially expose us to litigation.

Our revenues for our product lines and quarterly operating results may vary significantly based on many factors, including:

•	reductions or delays in funding of development programs involving new polymer materials technologies by the U.S. government;

•	additions of new customers;

•	fluctuating demand for our products and technologies;

•	announcements or implementation by competitors of technological innovations or new products;

•	the status of particular development programs and the timing of performance under specific development agreements;

•	timing and amounts relating to the expansion of operations;

•	costs related to possible future acquisitions of technologies or businesses;

•	communications, information technology and semiconductor industry conditions;

•	fluctuations in the timing and amount of customer requests for product shipments;

•	the reduction, rescheduling or cancellation of orders by customers, including as a result of slowing demand for our products or our customers’ products;

•	changes in the mix of products that our customers buy;

•	competitive pressures on selling prices;

•	the ability of our customers to obtain components from their other suppliers;

•	fluctuations in manufacturing output, yields or other problems or delays in the fabrication, assembly, testing or delivery of our products or our customers’ products; and

•	increases in the costs of products or discontinuance of products by suppliers.

We base our current and future expense estimates, in large part, on estimates of future revenue, which are difficult to predict. We expect to continue to make significant operating and capital expenditures in the area of research and development and to invest in and expand production, sales, marketing and administrative systems and processes. We may be unable to, or may elect not to, adjust spending quickly enough to offset any unexpected revenue shortfall. If our increased expenses are not accompanied by increased revenue in the same quarter, our quarterly operating results would be harmed.

In one or more future quarters, our results of operations may fall below the expectations of investors and the trading price of our common stock may decline as a consequence. We believe that quarter-to-quarter comparisons of our operating results will not be a good indication of future performance and should not be relied upon to predict the future performance of our stock price. In the past, companies that have experienced volatility in the market price of their stock have often been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation could result in substantial costs and divert management’s attention from other business concerns, which could seriously harm our business.

Dependence on third-party manufacturing and supply relationships increases the risk that we will not have an adequate supply of products to meet demand or that the cost of materials will be higher than expected.

        We depend upon third parties to manufacture, assemble or package our products. As a result, we will be subject to risks associated with these third parties, including:

•	reduced control over delivery schedules and quality;

•	inadequate manufacturing yields and excessive costs;

•	difficulties selecting and integrating new subcontractors;

•	potential lack of adequate capacity during periods of excess demand;

•	limited warranties on products supplied to us;

•	potential lack of control over the timely resolution of product quality issues which may impact our ability to ship product;

•	potential increases in prices;

•	potential instability in countries where third-party manufacturers are located; and

•	potential misappropriation of our intellectual property.

Outside foundries generally manufacture products on a purchase order basis, and we have very few long-term supply arrangements with these suppliers. We have less control over delivery schedules, manufacturing yields and costs than competitors with their own fabrication facilities. A manufacturing disruption experienced by one or more of the outside foundries or a disruption of our relationship with an outside foundry, including discontinuance of our products by that foundry, would negatively impact the production of certain of our products for a substantial period of time.

Our future success depends in part on the continued service of our key senior management, design engineering, sales, marketing, and technical personnel and our ability to identify, hire and retain additional, qualified personnel.

Our future success depends to a significant extent upon the continued service of our senior management personnel, including our Chief Executive Officer, Dr. Avi Katz and our Chief Technical Officer, Andrea Betti-Berutto. We do not maintain key person life insurance on any of our executive officers and do not intend to purchase any in the future. The loss of key senior executives could have a material adverse effect on our business. There is intense competition for qualified personnel in the semiconductor and polymer industries, and we may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of our business, or to replace engineers or other qualified personnel who may leave our employment in the future. There may be significant costs associated with recruiting, hiring and retaining personnel. Periods of contraction in our business may inhibit our ability to attract and retain our personnel. Loss of the services of, or failure to recruit, key design engineers or other technical and management personnel could be significantly detrimental to our product development or other aspects of our business.

Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws may prevent takeover attempts that could be beneficial to our stockholders.

Provisions of our certificate of incorporation and bylaws could discourage a takeover of the Company even if a change of control would be beneficial to the interests of our stockholders. These charter provisions include the following:

•	a requirement that our board of directors be divided into three classes, with approximately one-third of the directors to be elected each year; and

•

supermajority voting requirements (two-thirds of outstanding shares) applicable to the approval of any merger or other change of control transaction that is not approved by our continuing directors. The continuing directors are all of the directors as of the effective time of a merger or who are elected to the board upon the recommendation of a majority of the continuing directors.

We will be subject to the risks frequently experienced by early stage companies.

The likelihood of our success must be considered in light of the risks frequently encountered by early stage companies, especially those formed to develop and market new technologies. These risks include our potential inability to:

•	establish product sales and marketing capabilities;

•	establish and maintain markets for our potential products;

•	identify, attract, retain and motivate qualified personnel;

•	continue to develop and upgrade our technologies to keep pace with changes in technology and the growth of markets using semiconductors and polymer materials;

•	develop expanded production facilities and outside contractor relationships;

•	maintain our reputation and build trust with customers;

•	improve existing and implement new transaction-processing, operational and financial systems;

•	scale up from small pilot or prototype quantities to large quantities of product on a consistent basis;

•	contract for or develop the internal skills needed to master large volume production of our products; and

•	fund the capital expenditures required to develop volume production due to the limits of available financial resources.

Our future growth will suffer if we do not achieve sufficient market acceptance of our products.

Our success depends, in part, upon our ability to maintain and gain market acceptance of our products. To be accepted, these products must meet the quality, technical and performance requirements of our customers and potential customers. The optical communications industry is currently fragmented with many competitors developing different technologies. Some of these technologies may not gain market acceptance. Our products, including products based on polymer materials, may not be accepted by OEMs and systems integrators of optical communications networks and consumer electronics. In addition, even if we achieve some degree of market acceptance for our potential products in one industry, we may not achieve market acceptance in other industries for which we are developing products.

Many of our current products, particularly those based on polymer technology, are either in the development stage or are being tested by potential customers. We cannot be assured that our development efforts or customer tests will be successful or that they will result in actual material sales or that such products will be commercially viable.

Achieving market acceptance for our products will require marketing efforts and the expenditure of financial and other resources to create product awareness and demand by customers. It will also require the ability to provide excellent customer service. We may be unable to offer products that compete effectively due to our limited resources and operating history. Also, certain large corporations may be predisposed against doing business with a company of our limited size and operating history. Failure to achieve broad acceptance of our products by customers and to compete effectively would harm our operating results.

Successful commercialization of current and future products will require us to maintain a high level of technical expertise.

Technology in our target markets is undergoing rapid change. To succeed in these target markets, we will have to establish and maintain a leadership position in the technology supporting those markets. Accordingly, our success will depend on our ability to:

•	accurately predict the needs of target customers and develop, in a timely manner, the technology required to support those needs;

•	provide products that are not only technologically sophisticated but are also available at a price acceptable to customers and competitive with comparable products;

•	establish and effectively defend our intellectual property; and

•	enter into relationships with other companies that have developed complementary technology into which our products may be integrated.

We cannot assure you that we will be able to achieve any of these objectives.

Many of our products will have long sales cycles, which may cause us to expend resources without an acceptable financial return and which makes it difficult to plan our expenses and forecast our revenues.

Many of our products will have long sales cycles that involve numerous steps, including initial customer contacts, specification writing, engineering design, prototype fabrication, pilot testing, regulatory approvals (if needed), sales and marketing and commercial manufacture. During this time, we may expend substantial financial resources and management time and effort without any assurance that product sales will result. The anticipated long sales cycle for some of our products makes it difficult to predict the quarter in which sales may occur. Delays in sales may cause us to expend resources without an acceptable financial return and make it difficult to plan expenses and forecast revenues.

We rely on a small number of development contracts with the U.S. Department of Defense and government contractors for a large portion of our revenue. The termination or non-renewal of one or more of these contracts could reduce our future revenue.

Approximately 35% of our revenue for the nine months ended October 4, 2009 was derived from performance on a limited number of development contracts with various agencies within the U.S. government. Any failure by us to continue these relationships or significant disruption or deterioration of our relationship with the Department of Defense may reduce revenues. Government programs must compete with programs managed by other contractors for limited amounts and uncertain levels of funding. The total amount and levels of funding are susceptible to significant fluctuations on a year-to-year basis. Our competitors frequently engage in efforts to expand their business relationships with the government and are likely to continue these efforts in the future. In addition, our development contracts with government agencies are subject to potential profit and cost limitations and standard provisions that allow the U.S. government to terminate such contracts at any time at its convenience. Termination of these development contracts, a shift in government spending to other programs in which we are not involved, or a reduction in government spending generally or defense spending specifically could severely harm our business. We intend to continue to compete for government contracts and expect such contracts will be a large percentage of our revenue in the foreseeable future. The development contracts in place with various agencies within the U.S. Department of Defense require ongoing compliance with applicable federal procurement regulations. Violations of these regulations can result in civil, criminal or administrative proceedings involving fines, compensatory and punitive damages, restitution and forfeitures, as well as suspensions or prohibitions from entering into such development contracts. Also, the reporting and appropriateness of costs and expenses under these development contracts are subject to extensive regulation and audit by the Defense Contract Audit Agency, an agency of the U.S. Department of Defense. Any failure to comply with applicable government regulations could jeopardize our development contracts and otherwise harm our business.

Most of our products are directed at the telecommunications and networking markets, which continue to be subject to overcapacity.

The technology equipment industry is cyclical and has experienced significant and extended downturns in the past, often in connection with, or in anticipation of, maturing product cycles, and capital spending cycles and declines in general economic conditions. The cyclical nature of these markets has led to significant imbalances in demand, inventory levels and production capacity. It has also accelerated the decrease of average selling prices per unit. We may experience periodic fluctuations in our financial results because of these or other industry-wide conditions, because we intend to derive revenues from sales to the telecommunications and networking markets over the next several years. Developments that adversely affect the telecommunications or networking markets, including delays in traffic growth and changes in U.S. government regulation, could halt our efforts to generate revenue or cause revenue growth to be slower than anticipated from sales of electro-optic modulators, semi-conductors and related products. Reduced spending and technology investment by telecommunications companies may make it more difficult for our products to gain market acceptance. Our potential customers may be less willing to purchase new technology such as our technology or invest in new technology development when they have reduced capital expenditure budgets.

The failure to compete successfully could harm our business.

We face competitive pressures from a variety of companies in our target markets. The telecom, datacom and consumer opto-electronics markets are highly competitive and we expect that domestic and international competition will increase in these markets, due in part to deregulation, rapid technological advances, price erosion, changing customer preferences and evolving industry standards. Increased competition could result in significant price competition, reduced revenues or lower profit margins. Many of our competitors and potential competitors have or may have substantially greater research and product development capabilities, financial, scientific, marketing, and manufacturing and human resources, name recognition and experience than us. As a result, these competitors may:

•	succeed in developing products that are equal to or superior to our products or that will achieve greater market acceptance than our products;

•	devote greater resources to developing, marketing or selling their products;

•	respond more quickly to new or emerging technologies or scientific advances and changes in customer requirements, which could render our technologies or potential products obsolete;

•	introduce products that make the continued development of our potential products uneconomical;

•	obtain patents that block or otherwise inhibit our ability to develop and commercialize our potential products;

•	withstand price competition more successfully than we can;

•	establish cooperative relationships among themselves or with third parties that enhance their ability to address the needs of prospective customers better than we; and

•	take advantage of acquisitions or other opportunities more readily than we can.

Competitors may offer enhancements to existing products, or offer new products based on new technologies, industry standards or customer requirements that are available to customers on a timelier basis than comparable products from us or that have the potential to replace or provide lower cost alternatives to our products. The introduction of enhancements or new products by competitors could render our existing and future products obsolete or unmarketable. Each of these factors could have a material adverse effect on our business, financial condition and results of operations.

Our strategy of growth through acquisition could harm our business.

It is our intent to continue to grow through strategic acquisitions. Successful integration of newly acquired target companies may place a significant burden on our management and internal resources. The diversion of management’s attention and any difficulties encountered in the transition and integration processes could harm our business, financial condition and operating results. In addition, we may be unable to execute our acquisition strategy, resulting in wasted resources and a failure to achieve anticipated growth.

We may be unable to obtain effective intellectual property protection for our potential products and technology.

Any intellectual property that we have or may acquire, license or develop in the future may not provide meaningful competitive advantages. Our patents and patent applications, including those we license, may be challenged by competitors, and the rights granted under such patents or patent applications may not provide meaningful proprietary protection. For example, there are patents held by third parties that relate to polymer materials and electro-optic devices. These patents could be used as a basis to challenge the validity or limit the scope of our patents or patent applications. A successful challenge to the validity or limitation of the scope of our patents or patent applications could limit our ability to commercialize the technology and, consequently, reduce revenues.

Moreover, competitors may infringe our patents or those that we license, or successfully avoid these patents through design innovation. To combat infringement or unauthorized use, we may need to resort to litigation, which can be expensive and time-consuming and may not succeed in protecting our proprietary rights. In addition, in an infringement proceeding, a court may decide that our patents or other intellectual property rights are not valid or are unenforceable, or may refuse to stop the other party from using the intellectual property at issue on the ground that it is non-infringing. Policing unauthorized use of our intellectual property is difficult and expensive, and we may not be able to, or have the resources to, prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect these rights as fully as the laws of the United States.

We also rely on the law of trade secrets to protect unpatented technology and know-how. We try to protect this technology and know-how by limiting access to those employees, contractors and strategic partners with a need to know this information and by entering into confidentiality agreements with these parties. Any of these parties could breach the agreements and disclose our trade secrets or confidential information to competitors, or such competitors might learn of the information in other ways. Disclosure of any trade secret not protected by a patent could materially harm our business.

We may be subject to patent infringement claims, which could result in substantial costs and liability and prevent us from commercializing potential products.

Third parties may claim that our potential products or related technologies infringe their patents. Any patent infringement claims brought against us may cause us to incur significant expenses, divert the attention of management and key personnel from other business concerns and, if successfully asserted, require us to pay substantial damages. In addition, as a result of a patent infringement suit, we may be forced to stop or delay developing, manufacturing or selling potential products that are claimed to infringe a patent covering a third party’s intellectual property unless that party grants us rights to use its intellectual property. We may be unable to obtain these rights on acceptable terms, if at all. Even if we are able to obtain rights to a third party’s patented intellectual property, these rights may be non-exclusive, and therefore competitors may obtain access to the same intellectual property. Ultimately, we may be unable to commercialize our potential products or may have to cease some of our business operations as a result of patent infringement claims, which could severely harm our business.

If our potential products infringe the intellectual property rights of others, we may be required to indemnify customers for any damages they suffer. Third parties may assert infringement claims against our current or potential customers. These claims may require us to initiate or defend protracted and costly litigation on behalf of customers, regardless of the merits of these claims. If any of these claims succeed, we may be forced to pay damages on behalf of these customers or may be required to obtain licenses for the products they use. If we cannot obtain all necessary licenses on commercially reasonable terms, we may be unable to continue selling such products.

The technology that we license from various third parties may be subject to government rights and retained rights of the originating research institution.

We license technology from various companies or research institutions, such as the University of Washington. Many of these partners and licensors have obligations to government agencies or universities. Under their agreements, a government agency or university may obtain certain rights over the technology that we have developed and licensed, including the right to require that a compulsory license be granted to one or more third parties selected by the government agency.

In addition, our partners often retain certain rights under their licensing agreements, including the right to use the technology for noncommercial academic and research use, to publish general scientific findings from research related to the technology, and to make customary scientific and scholarly disclosures of information relating to the technology. It is difficult to monitor whether such partners limit their use of the technology to these uses, and we could incur substantial expenses to enforce our rights to our licensed technology in the event of misuse.

If we fail to develop and maintain the quality of our manufacturing processes, our operating results would be harmed.

The manufacture of our products is a multi-stage process that requires the use of high-quality materials and advanced manufacturing technologies. With respect to our polymer-based products, polymer-related device development and manufacturing must occur in a highly controlled, clean environment to minimize particles and other yield- and quality-limiting contaminants. In spite of stringent quality controls, weaknesses in process control or minute impurities in materials may cause a substantial percentage of a product in a lot to be defective. If we are not able to develop and continue to improve on our manufacturing processes or to maintain stringent quality controls, or if contamination problems arise, our operating results would be harmed.

The complexity of our products may lead to errors, defects and bugs, which could result in the necessity to redesign products and could negatively impact our reputation with customers.

        Products as complex as ours may contain errors, defects and bugs when first introduced or as new versions are released. Delivery of products with production defects or reliability, quality or compatibility problems could significantly delay or hinder market acceptance of the products or result in a costly recall and could damage our reputation and adversely affect our ability to retain existing customers and to attract new customers. In particular, certain products are customized or designed for integration into specific network systems. If, our products experience defects, we may need to undertake a redesign of the product, a process which may result in significant additional expenses.

We may also be required to make significant expenditures of capital and resources to resolve such problems. There is no assurance that problems will not be found in new products after commencement of commercial production, despite testing by us, our suppliers or our customers.

We could be exposed to significant product liability claims that could be time-consuming and costly and impair our ability to obtain and maintain insurance coverage.

We may be subject to product liability claims if any of our products are alleged to be defective or harmful. Product liability claims or other claims related to our potential products, regardless of their outcome, could require us to spend significant time and money in litigation, divert management’s time and attention from other business concerns, require us to pay significant damages, harm our reputation or hinder acceptance of our products. Any successful product liability claim may prevent us from obtaining adequate product liability insurance in the future on commercially reasonable terms. Any inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could impair our ability to commercialize our products. In addition, certain of our products are sold under warranties. The failure of our products to meet the standards set forth in such warranties could result in significant expenses to us.

If we fail to effectively manage our growth, and effectively transition the Company from its focus on research and development activities to commercially successful products, our business could suffer.

Failure to manage growth of our operations could harm our business. To date, a large number of our activities and resources have been directed at the research and development of our technologies and development of potential related products. The transition from research and development to a vendor of products requires effective planning and management. Additionally, growth arising from the expected synergies from the merger with ChipX will require effective planning and management. Future expansion will be expensive and will likely strain management and other resources.

In order to effectively manage growth, we must:

•	continue to develop an effective planning and management process to implement our business strategy;

•	hire, train and integrate new personnel in all areas of our business; and

•	expand our facilities and increase capital investments.

There is no assurance that we will be able to accomplish these tasks effectively or otherwise effectively manage our growth.

We are subject to regulatory compliance related to our operations.

We are subject to various U.S. governmental regulations related to occupational safety and health, labor and business practices. Failure to comply with current or future regulations could result in the imposition of substantial fines, suspension of production, alterations of our production processes, cessation of operations, or other actions, which could harm our business.

We may be unable to export some of our potential products or technology to other countries, convey information about our technology to citizens of other countries or sell certain products commercially, if the products or technology are subject to United States export or other regulations.

We are developing certain products that we believe the United States government and other governments may be interested in using for military and information gathering or antiterrorism activities. United States government export regulations may restrict us from selling or exporting these potential products into other countries, exporting our technology to those countries, conveying information about our technology to citizens of other countries or selling these potential products to commercial customers. We may be unable to obtain export licenses for products or technology if necessary. We currently cannot assess whether national security concerns would affect our potential products and, if so, what procedures and policies we would have to adopt to comply with applicable existing or future regulations.

Our business may incur liability arising from our use of hazardous materials.

Our business and our facilities are subject to a number of federal, state and local laws and regulations relating to the generation, handling, treatment, storage and disposal of certain toxic or hazardous materials and waste products that are used or generated in our operations. Many of these environmental laws and regulations subject current or previous owners or occupiers of land to liability for the costs of investigation, removal or remediation of hazardous materials. In addition, these laws and regulations typically impose liability regardless of whether the owner or occupier knew of, or were responsible for, the presence of any hazardous materials and regardless of whether the actions that led to the presence were taken in compliance with the law. Our domestic facilities use various chemicals in manufacturing processes which may be toxic and covered by various environmental controls. These hazardous materials may be stored on site. The waste created by use of these materials is transported off-site by an unaffiliated waste hauler. Many environmental laws and regulations require generators of waste to take remedial actions at an off-site disposal location even if the disposal was conducted lawfully. The requirements of these laws and regulations are complex, change frequently and could become more stringent in the future. Failure to comply with current or future environmental laws and regulations could result in the imposition of substantial fines, suspension of production, alteration of production processes, cessation of operations or other actions, which could severely harm our business.

Our business, financial condition and operating results would be harmed if we do not achieve anticipated revenues.

From time to time, in response to anticipated long lead times to obtain inventory and materials from outside contract manufacturers, suppliers and foundries, we may need to order materials in advance of anticipated customer demand. This advance ordering may result in excess inventory levels or unanticipated inventory write-downs if expected orders fail to materialize, or other factors render our products less marketable. If we are forced to hold excess inventory or incur unanticipated inventory write-downs, our financial condition and operating results could be materially harmed.

Our expense levels are relatively fixed and are based on our expectations of future revenues. We will have limited ability to reduce expenses quickly in response to any revenue shortfalls. Changes to production volumes and impact of overhead absorption may result in a decline in our financial condition or liquidity.

We could suffer unrecoverable losses on our customers’ accounts receivable which would adversely affect our financial results.

Our operating cash flows are dependent on the continued collection of receivables. We could suffer losses if a customer is unable to pay. A significant loss of accounts receivable would have an adverse impact on our business and financial results.

The industry and markets in which we compete are subject to consolidation, which may result in stronger competitors, fewer customers and reduced demand.

There has been industry consolidation among communications IC companies, network equipment companies and telecommunications companies in the past. This consolidation is expected to continue as companies attempt to strengthen or hold their positions in evolving markets. Consolidation may result in stronger competitors, fewer customers and reduced demand, which in turn could have a material adverse effect on our business, operating results, and financial condition.

Our operating results are subject to fluctuations because we have international sales.

International sales account for a large portion of our revenues and may account for an increasing portion of future revenues. The revenues derived from international sales may be subject to certain risks, including:

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

We are subject to risks associated with the imposition of legislation and regulations relating to the import or export of high technology products. We cannot predict whether quotas, duties, taxes or other charges or restrictions upon the importation or exportation of our products will be implemented by the United States or other countries.

Various laws and regulations potentially affect the impact and export of our products, including export control, tax and customs laws. Furthermore, some customer purchase orders and agreements are governed by foreign laws, which may differ significantly from laws in the United States. As a result, our ability to enforce our rights under such agreements may be limited compared with our ability to enforce our rights under agreements governed by laws in the United States.

Our business is subject to foreign currency risk.

In fiscal 2008 and the first nine months of fiscal 2009, approximately 49% and 75%, respectively, of our revenues originated outside the United States. Because sales of our Company’s products have been denominated to date primarily in United States dollars, increases in the value of the United States dollar could increase the price of our Company’s products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales and profitability in that country. Future international activity may result in increased foreign currency denominated sales. Gains and losses on the conversion to United States dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in our results of operations. We currently do not have hedging or other programs in place to protect against adverse changes in the value of the U.S. dollar as compared to other currencies to minimize potential adverse effects.

Our international operations may be adversely affected by instability in the countries in which we operate.

We currently have subsidiaries or offices in Israel, Switzerland and Japan. In addition, a growing portion of our IP is being developed in development centers located in Israel and Switzerland. Israel continues to face an increased level of violence and terror, and continued unrest there and throughout the Middle East may negatively impact the investments our worldwide customers make in these geographic regions. Furthermore, continued and heightened unrest in areas of the world in which we operate may adversely affect our business in a number of ways, including the following:

•

changes in the political or economic conditions in countries in which we do business, such as fluctuations in exchange rates, changes in laws protecting IP, the imposition of currency transfer restrictions or limitations, or the adoption of burdensome trade or tax policies, procedures, rules, regulations or tariffs, could adversely affect our ability to develop new products, to take advantage of the cost savings associated with our international operations, and to otherwise conduct business effectively in other countries;

•

our ability to continue conducting business in Israel and other countries in the normal course may be adversely affected by increased risk of social and political instability and our employees working and visiting in Israel may be affected by terrorist attacks; and

•	our Israeli customers’ demand for our products may be adversely affected because of negative economic consequences associated with reduced levels of safety and security in Israel.

We have never paid dividends on our capital stock, and we do not anticipate paying cash dividends for at least the foreseeable future.

We have never declared or paid cash dividends on our capital stock. We do not anticipate paying any cash dividends on our common stock for at least the foreseeable future. We currently intend to retain all available funds and future earnings, if any, to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock will be our stockholders’ sole source of potential gain for at least the foreseeable future.

Restrictive covenants under our credit facility with Bridge Bank may adversely affect our operations.

Our credit agreement with Bridge Bank contains a number of restrictive covenants that will impose significant operating and financial restrictions on our ability to, without prior written approval from Bridge Bank:

•

Merge or consolidate, or permit any of our subsidiaries to merge or consolidate, with or into any other business organization, or acquire, or permit any of our subsidiaries to acquire, all or substantially all of the capital stock or property of another person;

•	Create, incur, assume any indebtedness, other than certain indebtedness permitted under the credit agreement with Bridge Bank; and

•	Make dividends or distributions or repurchase capital stock in excess of $500,000 per fiscal year.

In addition, at any time that loans under the credit agreement are outstanding, we are required to maintain an “Asset Coverage Ratio” of (a) cash maintained at Bridge Bank plus 80% of our accounts receivable under 90 days from invoice date to (b) indebtedness owed to Bridge Bank of not more than 1.75 to 1.00, measured as at the end of each month. Further, we must maintain certain levels of maximum loss and minimum GAAP profit. Pursuant to the terms of the credit agreement, in the quarter ended December 31, 2009, we must not incur a loss greater than $4,600,000. For the quarter ending March 31, 2010, we must not incur a loss greater than $750,000 and for all quarters thereafter, we must maintain a minimum profit of $1.00.

If we experience sufficient declines in sales for which we cannot compensate, we may have difficulty complying with the financial covenants under this credit facility. A failure to comply with the covenants contained in our credit facility could result in an event of default under the facilities or the existing agreements which, if not cured or waived, could have a material adverse affect on our business, financial condition and results of operations.

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

GIGOPTIX, INC.

Date: November 18, 2009	/s/ AVISHAY KATZ
Dr. Avi (Avishay) Katz
President, Chief Executive Officer and Chairman of the Board of Directors

Date: November 18, 2009	/s/ DAWN CASTERSON
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