Form 10-K
period 2009-12-31
GigOptix, Inc.
filed 2010-03-31
CIK 1432150

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 333-153362

GIGOPTIX, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-2439072
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2300 Geng Road, Suite 250

Palo Alto, CA 94303

Registrant’s telephone number: (650-424-1937)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of Common Stock outstanding as of March 24, 2010 the most recent practicable date prior to the filing of this Annual Report on Form 10-K, was 9,324,589 shares. The market value of common stock based upon the closing sale price of the common stock on March 24, 2010 as reported on the OTC Bulletin Board, was approximately $40 million.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III will be incorporated by reference into this Form 10-K from the Registrant’s Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year covered by this Form 10-K.

FORM 10-K ANNUAL REPORT

GIGOPTIX, INC.

For Fiscal Year Ended December 31, 2009

PART I

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated herein by reference include “forward-looking statements” within the meaning and protections of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “project,” “could,” “intend,” “target” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	we are an early stage company and have a history of incurring losses;

•	our ability to remain competitive in the markets we serve;

•	the effects of future economic, business and market conditions;

•	consolidation in the industry we serve;

•	general economic and capital market conditions, and our ability to obtain additional funding;

•	our ability to continue to develop, manufacture and market innovative products and services that meet customer requirements for performance and reliability;

•	our ability to establish effective internal controls over our financial reporting;

•	risks relating to the transaction of business internationally;

•	our failure to realize anticipated benefits from acquisitions or the possibility that such acquisitions could adversely affect us, and risks relating to the prospects for future acquisitions;

•	the loss of key employees and the ability to retain and attract key personnel, including technical and managerial personnel;

•	quarterly and annual fluctuations;

•	investments in research and development;

•	protection and enforcement or our intellectual property rights and proprietary technologies;

•	costs associated with potential intellectual property infringement claims asserted by a third party;

•	our exposure to product liability claims resulting from the use of our products;

•	the loss of one or more of our significant customers, or the diminished demand for our products;

•	our dependence on contract manufacturing and outsourced supply chain, as well as the costs of materials;

•	our reliance on third parties to provide services for the operation of our business;

•	the effects of war, terrorism, natural disasters or other catastrophic events;

•	our success at managing the risks involved in the foregoing items; and

•	other risks and uncertainties, including those listed under the heading “Risk Factors” herein.

The forward-looking statements are based upon management’s beliefs and assumptions and are made as of the date of this Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements included or incorporated by reference in this Form 10-K or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise, except to the extent required by federal securities laws. These forward looking statements are found at various places throughout this Form 10-K. Any investor should consider all risks and uncertainties disclosed in our filings with the Securities and Exchange Commission, or the SEC, described below under the heading “Where You Can Find More Information,” all of which is accessible on the SEC’s website at www.sec.gov.

ITEM 1.	BUSINESS

Overview

GigOptix, which is referred to throughout this report as GigOptix or the Company, is a leading provider of electronic engines for the optically connected digital world and other advanced RF applications. GigOptix was incorporated in March 2008 under the laws of the state of Delaware and upon completion of the merger of GigOptix LLC and Lumera Corporation (Lumera) on December 9, 2008, became a public reporting company on December 10, 2008. GigOptix is a successor registrant to Lumera. In November 2009 we acquired ChipX, Incorporated (ChipX).

We focus on the specification, design, development and sale of analog semiconductor integrated circuits, or ICs, multi-chip module solutions, or MCMs, polymer modulators, and analog and mixed signal custom Application Specific Integrated Circuits (ASICs). We believe we are an industry leader in the fast growing market for electronic solutions that enable high-bandwidth optical connections found in telecommunications (telecom) systems, data communications (datacom) and storage systems, and, increasingly, in consumer electronics and computing systems.

GigOptix’ products fall into the following main categories:

•	Laser and modulator Driver ICs and MCMs;

•	Transimpedance and Limiting Amplifier ICs;

•	Optical Modulators;

•	Broadband Radio Frequency Amplifiers; and

•	Custom analog and mixed signal ASICs.

These products are capable of performing in various applications, demanding a wide range of data processing speeds, from consumer electronics, which perform at data processing speeds of 3Gbps to 10Gbps, to sophisticated ultra-long haul submarine telecommunications systems which require performance at data processing speeds from 10Gbps and 40Gbps to 100Gbps.

Through our subsidiary, ChipX, we design, develop and market three types of custom integrated circuits, also known as ASICs. Standard cell ASICs are typically targeted at high-volume applications such as consumer devices due to their low cost. Structured ASICs are typically targeted at low- to mid-volume applications such as industrial and defense/aerospace systems due to the low upfront cost of manufacturing. Hybrid ASICs are a unique offering from ChipX that combines the benefits of both standard cell and Structured ASICs and can be used in a broad range of applications.

ChipX has developed a portfolio of analog functions for easy integration in mixed-signal standard cell and Hybrid ASICs. The portfolio includes over 60 different functions encompassing analog-to-digital converters (ADCs) and digital-to-analog converters (DACs), regulators and various power functions, a variety of single-ended and differential inputs/outputs (I/Os) as well as many general-purpose analog functions such as operational amplifiers (op-amps) and comparators.

History

GigOptix was formed in March 2008 in order to facilitate a combination between GigOptix LLC and Lumera. Before the combination, GigOptix was a wholly-owned subsidiary of Lumera, and was formed to complete the merger. Prior to the merger, we had no operations or material assets. GigOptix LLC, an operating company, was formed in June 2007 and acquired the assets of iTerra Communications LLC in July 2007 and Helix Semiconductors AG in January 2008. As a result of the transaction set forth in the Agreement and Plan of Merger, dated as of March 27, 2008, among Lumera, GigOptix LLC, Galileo Merger Sub G, LLC and Galileo Merger Sub L, Inc., on December 9, 2008, the merger was completed and Lumera and GigOptix LLC became wholly owned subsidiaries of GigOptix, and GigOptix became the successor public registrant to Lumera.

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

At the time of the merger, GigOptix LLC was a fabless semiconductor company specializing in the specification, design, development and sale of integrated circuits and electronic multi-chip module solutions. GigOptix LLC’s primary products consisted of drivers and receivers which are capable of performing in various applications demanding a wide range of data processing speeds, from consumer electronics and computing systems which perform at data processing speeds of 3Gbps to 10Gbps, to sophisticated ultra-long haul trans-oceanic (“submarine”) telecommunications systems which require performance at data processing speeds of 10Gbs to 100Gbps. In January 2008, GigOptix LLC acquired Helix Semiconductors, a company based in Switzerland, which enabled GigOptix LLC to expand its product offering into short reach devices and systems.

On November 9, 2009, we acquired ChipX, a leading independent fabless supplier specializing in analog and mixed signal custom ASICs. ChipX became a subsidiary of GigOptix as a result of the merger.

Business Strategy

Our objective is to continue our development as an industry leader that offers a broad portfolio of electronic Radio Frequency (RF) analog integrated circuits, electro-optic devices and integrated components for the optically connected digital world. We also plan to reinvigorate our portfolio of RF products now that we have made significant progress in developing our optical communications-focused product lines. To this end, our business strategy has the following components:

•

Develop or acquire innovative products for fast growing segments using data transmission rates of 10Gbps and above. Our company’s core competency is in high speed analog semiconductor integrated circuits (IC), multi-chip-modules (MCM) and polymer modulator design. The fastest links are used in high speed 10-40 Gbps computing and communications systems, and with 100Gbps emerging in the near future. We intend to exploit our technical competencies to be a product leader in both high speed analog RF semiconductor and modulator markets. We acquired ChipX in part to accelerate incorporation of complementary metal oxide semiconductors (CMOS) integrated circuit design technology into our product portfolio. CMOS integrated circuits are used in the optical modules for optical communications in addition to the current GigOptix products.

•

Pursue funding for next generation technology from joint projects with lead customers and government contracts. We plan to cooperate with system vendors and government agencies to fund development of new technology that can be utilized in future generations of products. We aim to align our R&D investments with specific future products on our roadmap.

•	Leverage relationships from R&D consortia to accelerate time to revenue for new technologies. Partnering on R&D projects with companies in the value chain allows them to become early adopters of new products and to shorten the time to market for the resultant products. Our company aims to do this in government funded programs where the consortia include defense contractors who ultimately consume the products, as well as in commercial joint development projects with system vendors.

•

Broaden portfolio of products for existing markets to add value to key customers. Customers are seeking to concentrate their supplier base to not only improve their own efficiency but also to enable economies of scale with their suppliers. We plan to extend our product offerings to target a higher share of customers’ product requirements utilizing our existing selling infrastructure. For example, we plan to add a range of receiver devices to the GX family of products, and to leverage the LX modulator family of products in our portfolio into a higher level strategic sell to telecom customers via existing channels enabled by our high speed driver products. Our acquisition of ChipX enables us to include CMOS integrated circuit design and allows us to take part in the making of optical modules for optical communications in addition to the current GigOptix products.

•

Leverage existing technology and products for expansion into adjacent markets to drive growth and diversify risk. Some examples of such opportunities that we are considering include expanding parallel products from data communication into consumer electronics, expanding Transimpedance Amplifiers (TIAs) from parallel into serial datacom and telecom markets, deriving serial products from parallel products for consumer electronic applications, and introducing 40Gbps and 100Gbps drivers developed for optical communications into RF-Broadband applications.

•

Develop integrated products. Each driver within a long haul telecommunications electro-optic system is connected to a modulator. Currently, most drivers and modulators are produced and sold as separate components and by different suppliers which are integrated into the parent systems by our customers. We plan to integrate a driver and modulator into the same package or, on the same chip, which will potentially not only improve performance but also reduce costs. We intend to develop integrated products that combine drivers and polymer modulators and which may be sold to telecommunications electro-optic systems customers. The addition of CMOS design capability supports the drive for integration as it is a technology highly suited to low cost integration of multiple electronic functions.

•

Continue to pursue strategic acquisitions. We believe that a key component of our growth is to continue to expand our business and product offerings by pursuing a plan of growth through acquisitions. We intend to concentrate on opportunities that we believe will present attractive risk-adjusted returns due to synergies in technology, market and/or customer engagements and quality of leadership team.

•

Continue to pursue production efficiencies. We intend to reduce operating expenses by continuing to pursue operating efficiencies. As a fabless semiconductor company, we maintain low operating expenses by outsourcing the production of the majority of our products. With every acquisition we incorporated the corporate functions to eliminate redundancy and improve cost efficiencies and maintain a single global operations, finance, sales and marketing organization. We maintain the engineering organization of each acquired company as an independent product development group. As a result, we have the GaAs-based serial RF group in Palo Alto (GX Line), the SiGe-based device group in Zurich (HX Line), the polymer-based modulator group in Bothell (LX Line), and the Si-based ASIC group in Palo Alto (CX Line).

•

Combine historic commercialization experience with new research and development experience and operations. We have successfully taken numerous complex driver and receiver products through the design, research and development stages into full commercialization. We intend to use this experience to bring the LX product line from the research and development phase into full commercialization. Once in the commercialization phase, the LX product line can benefit from existing experience in commercializing complex and highly technical products and implementing a cost effective and flexible outsourced manufacturing model. This is further enhanced with the addition of the CX team which has extensive experience in taking products to high volume manufacturing as well as compliance with International Trade and Arms Regulations (ITAR) which can be leveraged for other product lines.

•

Expand relationships with customers and governmental agencies. We intend to continue working closely with leading electro-optic systems manufacturers and governmental agencies to increase the adoption and integration of our HX, GX, iT and LX products. We intend to take advantage of cross-selling synergies by marketing LX products to previous HX, GX, iT and CX customers, HX, GX, iT and LX products to previous ChipX partners, and HX, GX, iT and CX products to previous Lumera customers, including U.S. governmental contractors. We believe that expanding relationships with these customers, including taking advantage of such cross-selling synergies, and further aligning our product roadmap with their strategies and systems operations will contribute to our future growth.

Products and Markets

With our recent acquisition of ChipX, we have added to our portfolio of products and technologies expertise in the design and development of custom integrated circuits, or ASICs. These designs, services and products are applicable to broad markets but ChipX has focused mainly on the defense, instrumentation and industrial market segments where it has a competitive offering.

Our products serve four main vertical markets:

•	Optical Communication Networks;

•	Consumer Electronics (CE);

•	Defense and Aerospace; and

•	Industrial, Instrumentation and Medical.

These markets differ in regard to volumes, average selling prices and product features. However, they all demand products that address the increasing data transmission speeds or bandwidth needs. The following chart shows the applications for which we are developing new products. Within these vertical segments, the higher data rate products have shown the highest growth.

Market Vertical
	Applications	Optical Communication: Telecom and Datacom	Consumer Electronics (CE)	Defense/ Aerospace	Industrial, Instrumentation & Medical

Product	GX—Serial Drivers and Receivers	10Gbps submarine, long haul and metro transmission
	(predecessor GigOptix LLC)	40 & 100Gbps SONET and Ethernet	Optical links to displays	Phase Array Radar and Satellite communications, base stations
	HX—Parallel Drivers and Receivers	Data center cables (Infiniband standard)	DVI and HDMI optical cables	Avionics Communications
	(predecessor Helix Semiconductor Ag)	40 & 100G Ethernet	Optical USB, PCI-e and internal interconnects beyond 10Gbps	Radiation hard optical interconnects for Satellite communications	Optical USB, PCI-e and internal interconnects beyond 10Gbps
	LX—Polymer Modulators	40G long Haul Optical Networks		Transferring to production
	(predecessor Lumera Corp.)			Phase Array Radar and Satellite communications	Ultra fast ADC
	iT—Amplifiers and Limiters			Broadband power amplifiers and limiters	Amps and limiters for Test and Measurement, power amplifiers
	(predecessor iTerra Communications LLC)			Extended family and temp range for Radar and Satellite Comm.	Higher bandwidth devices, high speed mixed signal
	CX—CMOS analog and mixed signal ASICs		Custom ASICs for CE customers	Current: Custom ASICs	Current: Custom ASICs
	(predecessor ChipX Inc.)	Custom ASICs for telecom customers New Standard high speed analog products for optical modules	Optical links to displays, Optical USB, PCI-e and internal interconnects beyond 10Gbps

Telecom and Datacom Optical Networking Markets

Our company sells electronic drivers for lasers and modulators to customers that build optical network equipment at the system level and at the sub-system level. The telecom segment of the market generally covers longer reach links such as intercontinental undersea networks and terrestrial regional long haul and metropolitan area networks. Our products are used in these networks at the optical to electrical (OE) intersection where the electronics meets the optical fiber.

Our products amplify and shape the signals of the laser or modulator to achieve the best communication performance through optical cables. Telecom systems predominantly use the SONET based protocols, although the Ethernet standard prevalent in data communications is penetrating this space.

The data communication (datacom) segment of the market covers shorter reach computer–to-computer links and networks up to 80km. The datacom market segment is a higher volume, lower price segment as it requires less demanding driver performance. Within this segment, standard form factors or MSAs are used to not only facilitate multi-vendor sourcing of optical transceivers but also to drive down cost. Several of the industry players such as Avago and Finisar are vertically integrated and use their own internally developed drivers to improve margin. Different combinations of reach, speed and price point require different laser or modulator solutions and so each requires a specific driver variant. For this reason, the product category that we specialize in is often referred to as Physical Medial Dependent, or PMD ICs, since these products need to be matched to their transmission device and medium. Our company has been expanding its products for 10Gbps drivers to offer solutions for trans-oceanic ultra-long-haul, terrestrial long haul, metro and access networks. Technology acquired in the Helix acquisition in 2008 enabled us to cover the shortest reaches in datacom in a parallel format for use in high performance computers and data centers. The current market for our products in datacom is the range of 10Gb/s pluggable single channel and multichannel pluggable transceiver modules and active optical cables (AOC) in the standard form factors of SPF+, XFP for single channel and QSFP and SNAP12 for multi-channel computer, server and router interconnections. Our recent acquisition of ChipX expands the capability to offer CMOS design to address more of the available market in optical communications both through custom ASICs and in future high speed analog products to be created by integrating the CX team into our research and development organization.

Growth in the telecom and datacom markets is driven by exponential growth of internet bandwidth demand, primarily related to video and audio content distribution. Both segments are transitioning to higher data rates. The telecom demand for 40Gbps systems is on the rise and it is expected the 100Gbps Ethernet standard will be ratified in 2010. This will result in production devices being manufactured to meet this standard in the same year of its introduction. We have launched a number of products in 2009 to support the 40Gbps and 100Gbps Ethernet standards with others still in development phase for release in 2010.

In 2008, Finisar and Optium merged and Opnext acquired Stratalight. Additionally, in April 2009, Bookham and Avanex merged. We expect that continued consolidation among the transponder and transceiver maker customer base will lead to increased buying power of the remaining companies and thus increased price pressure in the coming period.

Consumer Electronics Market

Within the consumer electronics (CE) market, demand for appliances with high definition graphics systems and components capable of processing large amounts of data has increased dramatically in recent years. Our company believes that a key driver in the increased demand for consumer electronics products such as multimedia home and laptop computers, cell phones, gaming consoles, digital cameras and high-definition televisions, has been the rapid development of consumer electronics technologies supporting new features and functionalities combined with rapid price erosion associated with volume increase. Consumer electronics products increasingly require components which are capable of processing ever faster data rates to support the continuous need for product enhancement. Using copper interconnects to support the higher bandwidths demanded becomes more challenging, as at speeds above 10Gbps, copper interconnects power consumption increases and they become a source of increased levels of electro-magnetic interference (EMI) which requires significant efforts and costs to manage in sensitive electronic devices. We believe that transitioning from traditional copper-based interconnects to optical interconnects may address these issues and provide a solution to consumer electronics manufacturers. Therefore, increasing interconnect speeds and the associated need to manage interference and power will provide ever increasing and new opportunity for optical links. This vision was endorsed in 2009, when the industry saw announcements from major chip, computer and TV manufacturers, Intel, Apple and Sony, on collaboration to introduce the use of optics for high speed cables to transfer data between appliances.

The current market for our products is in active optical cables for DVI and HDMI. We estimate that the market size by volume for these products in 2009 was approximately 50,000 cables and this is anticipated to grow substantially according to market reports. We supply two to four devices per cable or unit. We are one of only two suppliers who sell these devices into the merchant market. The remaining suppliers are vertically integrated and keep the devices for internal consumption only. We sell parallel four-channel 3Gbps VCSEL driver and receiver pairs into this market.

We believe that the market for optical interconnects within CE appliances will continue to develop over the next three years. We have been working with leading CE manufacturers on specifications and prototypes for future devices. We believe that the slowdown in the economy has delayed or reduced the investment by CE suppliers into optimized CE solutions. However, the delay may result in an opportunity for use of our current generation of devices in niche applications as the market explores the capabilities of existing technology. This could provide an opportunity for our existing products. We believe it will be necessary to carefully monitor the appropriate timing for investment in new generations of products for this segment and will aim to release products targeting the CE market in a way that maximizes our return on research and development costs. The acquisition of ChipX increases our offering and capabilities in the CE market. Not only does the CX product line bring CE market customers to us, but also intellectual property and CMOS technology needed for low cost, high volume integrated circuits and foundry relationships which can be leveraged to support development and manufacturing of such devices. Furthermore, we expect to be able to use CMOS technology to create next generation CE products with reduced energy consumption and cost as compared to current generation products.

Defense and Aerospace

Similar to the telecom market, the market for microwave components and modulators for defense and aerospace applications includes a value chain of OEMs, government agencies and sub-contractors as well as the sub-assembly manufacturers who sell to them. Our company sells to each of these types of customers. This segment is diverse and characterized for the most part by relatively small volumes, highly specialized specifications and moderate to high selling prices.

In 2007, we reduced our portfolio of devices in this space to reduce support costs and allow us to focus on our optical networking portfolio and penetration of this market. However, the remaining range of broad-band amplifiers in the portfolio continues to sell well as the products have some unique capabilities. We announced the addition of two new broadband amplifier and two new limiter products for this market in 2009 as well as extending the operating temperature range of existing devices to open up new opportunities, which expands our monolithic microwave IC (MMIC) portfolio for this segment.

In addition, we have established relationships with government contractors and agencies which enable us to bid on technology development projects for the U.S. military and other governmental agencies. We continue to partner with other organizations including major government subcontractors and academic institutions on the application of our unique electro-optic polymer modulators and materials for use in optical antenna for radar systems, super-computing and communications applications. The LX modulator devices are well suited for these applications as they are radiation hardened, light weight, wide bandwidth, able to operate at low temperatures and offer low power consumption. The opportunity to couple modulators and drivers will allow us to extend the total available market (TAM) and revenue in this market.

The market for custom ASICs in this space is significant as very few highly integrated standard products are tailored to meet specific needs because there is little standardization which means OEMs have the opportunity to drive value through differentiation. As such, projects are often highly customized with low volumes but high value as customers choose to invest in their own ASIC designs. For the defense markets, certification to ITAR standards is essential and the CX product line enjoys the fact that this certification has been maintained by ChipX over the years which is a differentiator in the segment.

We have opportunities to cross-sell optically connected applications which are set to become important to support the information gathering and display required by the military and also our polymer modulators and broad-band amplifiers for advanced radar systems to the CX customer base in this market.

Industrial, Instrumentation and Medical

The industrial market is similar to the defense and aerospace market with regard to the opportunity for custom designed products. The products in this segment can be part of large automation installations or high value equipment and justify the investment of a tailored ASIC design. The segment is also characterized by low- to mid-volume projects which do not warrant merchant suppliers to develop highly integrated cost effective standard product solutions. Therefore, the use of programmable or customer designed ASICs is common.

The relationship and trust developed between a customer and the CX design team during an ASIC development is a significant asset which can be leveraged to facilitate an important cross selling opportunity for other GigOptix products. Our iT range of limiters and broad-band amplifiers are applicable to this segment and we expect to see a benefit from the CX channel into this market.

Product Development

Our objective is to continue to execute our commercialization strategy and enhance our product platform development and sales and marketing channels, while completing the development of the proprietary polymer modulator products and adding them to our existing portfolio, in order to become an industry leader in the delivery of electronic engines for optically connected communications systems. Through the acquisition of ChipX we have expanded our offerings to include additional electronic devices in an optical interface module or transponder. With the addition of mixed signal design in CMOS capability and related intellectual property, we will be able to accelerate the development of these devices thereby increasing our available market and providing a richer portfolio of products to Optical Module and system vendors. Additionally, telecom system vendors commonly use the custom ASIC approach. This acquisition will allow us to provide these services to our tier one optical networking customer base where ChipX did not have a significant presence.

We believe we can build upon our research and development foundation to further enhance development of innovative products for our existing and new markets and intend to use our commercialization experience and expertise to accelerate the introduction of these new innovative products to the marketplace. We will also build upon the relationships established with government agencies and industry strategic partners to jointly fund advanced innovation.

Our engineering, product development and technical support staff consisted of 44 full-time employees as of December 31, 2009, which represents about 45% of our headcount. Expenditures for research and development were $4.4 million in fiscal 2008 and $6.3 million in 2009.

We are able to use our proprietary research and development expertise to develop innovative products for optically connected communications systems. For instance, we believe that polymer materials engineered at the molecular level may have a role in future commercially relevant electro-optic products. Polymers are large carbon-based molecules that bond many small molecules together to form a long chain. Polymer materials can be engineered and optimized to create a system in which unique electrical, chemical and optical characteristics can be controlled. As data rates increase beyond 40Gbps, the performance of currently used commercial modulators based on crystalline technologies such as LiNbO3, GaAs, and InP degrades significantly. The performance needed at very high data rates can be achieved by an expensive approach of paralleling several modulators together, or by means of alternative technologies such as the higher bandwidth electro-optic (EO) polymers which have been shown to work up to 100Gbps.

We can use our technical expertise, developed through years of investment in research and development of the combined acquired entities, to maximize effectiveness in development of new semiconductor products. There are a range of semiconductor process technologies which offer different characteristics. The most commonly known and most widely used in digital electronics is CMOS which has been the platform for the “Moore’s Law” cost reduction path through integration. However, CMOS technology is not well suited for the longer reach optical Physical Media Dependent (PMD) integrated circuits (ICs), as it cannot support the high voltages needed to drive certain optical components. Instead, compound semiconductor technologies, known as III-V, such as Indium Phosphide (InP), and Gallium Arsenide (GaAs), are used to provide the best performance for long reach devices. For low current modulation laser devices, such as LD and VCSEL, the Silicon Germanium (SiGe) process is suitable as it combines the benefits of the high speeds with the integration possibilities of CMOS allowing greater levels of integration to allow more sophisticated control of the devices. Being fabless and materials-agnostic, we are able to select the most appropriate materials and processing technology available from our InP, GaAs and SiGe foundry partners to serve each application with optimal price performance and provide the best solutions to our company’s customers, enabling the rapid development and deployment of 10Gbps, 40Gbps and 100Gbps systems. With the addition of the CX product line, we have added CMOS technology to our portfolio, giving us truly diverse technology options which can be optimally selected for a particular application.

Developing ICs to overcome all of the challenges that high speed, large bandwidth transmission and reception systems present requires the convergence of the following key technical skills and technologies:

•	Millimeter-wave and analog design techniques on high voltage III-V semiconductor technology;

•	Highly integrated solutions with multiple digital functionalities and interfaces, typical of lower frequency silicon technology like SiGe and CMOS; and

•	High performance packaging to preserve signal integrity.

GX Products

In 2009, we commercialized products in our GX product line that were developed during 2008. The GX product family includes optical modulator and laser drivers and receivers which are integrated into high-speed 10Gbps, 40Gbps and 100Gbps transponders and transceivers, the subsystems that are part of telecom networks switches and routers, as well as data centers. GX products are sold into data communications and telecommunications markets and can be deployed across a diverse array of optical networks, from sophisticated trans-oceanic ultra-long-haul and terrestrial long-haul to metro and enterprise networks, with the most significant being the following:

•	GX6120, an 11.3G EA modulator driver that supports applications that use differential in and differential out topology; and

•	GX6155, a 12.5G NRZ modulator driver in a ceramic package that targets 10Gbps 300-pin transponder applications for long-haul and metro communication links.

We have further expanded our GX product line by commercializing new products for 40Gbps and 100Gbps applications as well as the optimization of existing commercialized products in the GX product line, including:

•	GX6261, a 40Gbps differential DQPSK modulator driver with a ceramic package that targets 40Gbps transponder applications for long-haul and metro communication links; and

•	The GX3 series of transimpedance amplifiers (TIAs) for 10Gbps, 40Gbps and 100Gbps receive optical sub-assemblies (ROSA) and transceivers.

In addition, we have a new line of TIAs which include seven new ICs that are used on the reception side as opposed to the drivers which are used on the transmission side of the optical link. This represents an increase of market opportunity as a TIA is needed for each driver used. In addition, this product line addresses not just long reach applications but also shorter reach high-volume applications. The products come from a successful collaboration between the design teams in Palo Alto and Zurich and were developed in close cooperation with leading transponder manufacturers.

HX Products

The HX product portfolio includes laser drivers, TIAs and limiting amplifiers for use in multi-channel and short reach applications more commonly known as optical interconnects. HX products are sold for integration into CE, datacom and telecom systems and Active Optical Cables. HX products are market leaders in Optical Receiver Transmitter Array products, which consist of driver and receiver arrays for 4-channel and 12-channel modules running at 3Gbps to 10Gbps per channel with aggregate speeds of up to 120Gbps. By adding to our HXT/R3xxx family of 5Gbps 4- and 12-channel VCSEL drivers, a TIA, GigOptix-Helix has developed parallel drivers and receivers, including 4- and 12-channel 10G VSCEL drivers and 4 and 12-channel 10G TIAs to support 40G and 100G datacom applications.

In 2009, we have commercialized our 10G parallel line that addresses the 40G BASE-SR4, 100G BASE-SR10, MSA, QSFP, SNAP12 and InfiniBand QDR markets and have embarked upon a major drive to support customers as they design in these products for production in 2010. These devices have been used to demonstrate the industry’s lowest ultra low power consumption when measured in terms of energy per bit, achieving 8mW/Bb/s which amounts to a drastic saving of energy consumption in data centers if deployed as compared to older technology. We are cooperating with major datacenter system vendors to create highly anticipated products for this segment which we expect will be a major contributor to limiting the growth in energy consumption of data centers as they move to higher speed optical interconnects.

In addition, the HX3 series operating at 5Gbps has seen a resurgence in design-in activity as new companies enter the active optical cable market with optical HDMI and DVIcables for consumer and professional digital video installations.

LX Products

The LX product family includes electro-optical modulators and high-speed optical waveguides based on our unique patented electro-optic polymer technology which was developed through extensive research and development activities at Lumera prior to the merger with GigOptix in 2008. LX modulators may be integrated into telecommunications transponders and data communication transceivers and operate at high data rates from 10Gbps up to 100Gbps. They are also applicable to advanced radar systems where they can be combined with arrays of antenna elements to create a direct low loss optical conversion of the signal. We believe that the polymer modulator is potentially a highly differentiated product with a compelling value proposition that can be successfully commercialized. We believe that relationships with existing customers of our GX product line can be leveraged to generate future LX product line revenues, as can the newly acquired ChipX customers in the defense and aerospace market.

In 2009, the LX product line activities were focused on development contracts for U.S. government research agencies, including DARPA and Air Force Research Laboratories. The focus is to extend the capability of the technology into wider operating temperature ranges and to ready it for volume production with extensive environmental and reliability testing. These activities generated the majority of revenue in 2009 in the LX product line. In 2009, we also sold the first commercially available 40Gbps and 100Gbps packaged polymer based modulators for microwave photonic and research applications. We have partnered with a number of companies and research organizations to develop new applications for this technology such as the ultra fast analog to digital converter. During 2009, we have made progress in the commercialization of a 40Gbps DPSK modulator by partnering with a contract manufacturer for the optical packaging of the devices.

In the future, we intend to maintain our valuable focus on continued innovation in the area of electro-optic polymer modulators to enable us to position our company as an industry leader in ultra fast modulators, while aggressively moving forward with the commercialization of LX modulator products in partnership with industry leading contractor manufacturers (CMs), such as Sanmina. Through the productization and commercialization of the LX polymer modulators, we hope to enhance performance, reduce the physical size and lower the cost in order to provide a viable alternative to the currently available modulator technologies. In addition, our company intends to develop technology to allow the integration of the electro-optic polymer modulators with electronic circuits at the silicon wafer level to advance the capabilities of photonic integration for next generation communication and computing systems.

iT Products

Our legacy is built upon the iT product line. Fiscal year 2009 was a solid year for this product line, with revenue growth through the expansion of the customer base and applications offering. We believe there are numerous new application opportunities in both the defense and aerospace and test and measurement markets that we have not fully exploited.

In 2009, we announced new products including a 20G bandwidth limiting amplifier and a single bias broadband amplifier to augment our existing product offering.

CX Products and Services

As a supplier of custom ASICs and design services, the CX team helps companies turn their electronic design ideas into ICs which are uniquely defined for their own product needs. Customers choose ASICs for a number of reasons, including: to differentiate their products, to reduce cost or power consumption by using one custom IC, or to replace more costly and energy inefficient programmable devices such as Field Programmable Gate Arrays or FPGAs.

A custom ASIC makes sense where the merchant market of standard products does not make a standard product that adequately serves a customer’s particular purpose or application. Many large semiconductor companies offer custom services for high volume customers. However, there is a large market for the next tier of applications where a custom chip is needed but the volumes are smaller. A typical custom ASIC developed by us ships in the 10s-100s of thousands of units over a 3-5 year lifetime. There are over 100 custom ASICs in production in the CX product line. Customers place orders for custom ASICs more than three months in advance to secure delivery. Customers fund designs of custom ASICs on a non-recurring engineering (NRE) charge basis.

The CX product and service line utilizes a set of design tools and a library of functional building blocks to select from to complete customers ASIC designs. To reduce a customer’s risk, these building blocks are generally previously proven in their final production form in silicon and are known as “IP blocks”. We provide added value by offering IP blocks which cover numerous analog functions which tend to be the more specialized and challenging IP blocks for the customer’s own designers to create by themselves as well as the more common digital and mixed signal IP blocks. When possible, the CX team assesses third party IP blocks to add to the portfolio on a “make vs buy” basis.

Our standard cell and Hybrid ASICs are custom parts that leverage industry standard libraries and a broad portfolio of intellectual property from various third party vendors as well as analog and mixed-signal intellectual property which we have developed. Our Structured ASICs consist of a family of platforms designed and built in different CMOS process geometries:

Product Families

Structured ASIC	Gates	Memory	Process
CX6000	140-1500K	288-3100Kb	0.13u
CX5000	90-578K	160-1264Kb	0.18u
CX4000	20-550K	0-448Kb	0.25u
CX3000	21-200K	24-352Kb	0.35u
CX2000	17-100K	0-128Kb	0.60u

Our CX product research and development activities are focused on developing design flows using proprietary and 3rd party CAD tools, libraries and IP blocks to support our ASIC offerings.

Our CX product customer engineering team, responsible for implementing customer designs, is dedicated to supporting customers through the process of turning designs into a final production product. This team integrates all the design elements provided by the customer together with selected IP blocks into the final design and then works with third party foundries to deliver a final custom chip ready for production, including a production test program to guarantee a quality product.

Competition

Competition within the markets that we serve is fragmented, with each market segment having a different set of competitors. This fragmentation is the basis for our belief that consolidation of products serving multiple market segments and multiple tiers within market segments can bring value to customers in these markets and be an effective strategy for growth. However, no assurance can be given that our competitors will not develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features, or undergo consolidation to enhance their product portfolio offering base. We expect that our competitors will offer new and existing products at prices necessary to gain or retain market share. Some of our competitors have substantial financial resources, which may enable them to better withstand sustained price competition or a market downturn. There can be no assurance that we will be able to compete successfully in the price or performance of our products, or otherwise.

GX Products

In the telecom and serial datacom segments, the most notable competitors are Triquint, OKI, Vitesse, InPhi and Gennum. In 2008, we were able to compete well on performance and price with the driver vendors. We saw increased price pressure in 2009 due to the industry down turn and we believe our products are well positioned to compete due to our low cost and outsourced flexible manufacturing. We intend to continue to drive down costs and improve efficiencies to follow expected price erosion.

HX Products

The most notable competitors in the merchant market for parallel PMD ICs are Zarlink, Finisar and Avago which are all vertically integrated transceiver module manufacturer that also may offer its PMD ICs to the third party merchant market. It has a comparable product to ours but has been later to market in offering a 10Gbps solution. A vertical integration model may be viewed negatively by a customer looking to purchase PMD ICs as the vendor is a competitor at the sub-system level. We do not intend to pursue a vertical integration model in this market segment. In addition to those companies, IPtronics, which is a venture-funded startup specializing in parallel optical interconnect with a family of devices at 10Gbps, is also a direct competitor. Its 10Gbps product portfolio is comparable to ours and the breadth of its product portfolio ranges from 5Gbps to 12.5Gbps.

LX Products

Major competitors in this space include JDSU, Avanex, Sumitomo and Fujitsu with Lithium Niobate modulators, which is the product which is currently the dominating product in the market, as well as Oclaro, the leading supplier of Indium Phosphide based modulators. We expect that once the production has been finalized, the polymer modulators will become competitive with Lithium Niobate and Indium Phosphide products in terms of pricing and will, in some key aspects, provide significant performance advantages that will differentiate the polymer modulators in the market.

iT Products

Our ultra-broad-band amplifiers and limiters offer excellent performance with best in class gain flatness and low noise figures. The main competitors to these products are Triquint, Northrop Grumman (for internal use) and Mimix.

CX Products

Our ASICs compete in the custom integrated circuit industry, an industry that is intensely competitive. In the low- to mid-volume market, the primary competitors include Lattice Semiconductor and Actel Corporation. In the mid- to high-volume market, there are over 30 companies competing in this market. Companies that we compete with most often include On- Semiconductor, eSilicon, Open Silicon, Faraday, Toshiba and eASIC.

We believe that important competitive factors in the custom integrated circuit industry include: Product pricing, time-to-market, product performance, reliability and quality, power consumption, availability and functionality of predefined IP cores, inventory management, access to leading-edge process technology, track record of successful product execution and achieving 1st time working silicon, ability to provide excellent applications support and customer service, ability to offer a broad range of ASIC solutions to retain existing customers, and compliance with ITAR.

Customers

We have a global customer base with revenue for 2008 and 2009 split geographically as follows; Europe 49%, United States 25% and Asia 26% and United States 49%, Europe 27% and Asia 24%, respectively.

For the year ended December 31, 2008, Alcatel-Lucent and its subcontractor Mitel-TeleOptix/Linkra represented 38% of our revenue, and three other companies represented 14%, 12% and 10%. For the year ended December 31, 2009, contracts with the U.S. Government represented 24% of our revenue, Alcatel-Lucent represented 23% of our revenue and ZTE represented 10% of our revenue.

Operations and Manufacturing Process

Our headquarters are located in Palo Alto, California, where the GX and CX product line design activities are based. We also maintain an office in Bothell, Washington, where the LX product line is designed, the GigOptix-Helix Switzerland office in Zurich, which is the design center for the HX product line and Haifa, Israel, which is a design center for the CX product line. We are continuing to use our current foundries and contract manufacturing partners to support our cost effective, virtual manufacturing model. Our strategy is to focus our resources on intellectual property development and creating new standard products for target markets and custom integrated circuits for customers. We continuously evaluate opportunities to enhance our foundry relationships to ensure continued supply for our customers, on-time delivery and periodic cost reductions. Our partner foundries include IBM, Austria Micro Systems, Win Semiconductors and Eudyna (Sumitomo), and with the acquisition of ChipX, we have added as new foundry partners, United Microelectronics Corporation (UMC), Chartered Semiconductor, Tower Semiconductor and Advanced Semiconductor Engineering (ASE). We will leverage these new relationships to drive efficiencies.

We will also continue to partner with new and existing government and commercial partners to share the development risk and reward. We are ISO 9001 certified. Our subsidiary, ChipX has also achieved Sony Green certification for its packaging and assembly processes and quality management of its subcontractors and is also ITAR certified.

Intellectual Property

We believe that a robust technology portfolio which is assessed and refreshed periodically, is an essential element of our business strategy. We believe that our success will depend in part on our ability to:

•	Obtain patent and other proprietary protection for the materials, processes and device designs that we develop;

•	Enforce and defend patents and other rights in technology, once obtained;

•	Operate without infringing the patents and proprietary rights of third parties; and

•	Preserve our company’s trade secrets.

Intellectual Property Portfolio

Our company’s intellectual property principally includes patentable inventions and trade secrets. We have developed some of this intellectual property internally and have also acquired intellectual property from our strategic partners. Our company and our strategic partners protect intellectual property by filing domestic and foreign patent applications, where appropriate, and by maintaining an active program designed to preserve the confidentiality of its trade secrets. With respect to inventions and other intellectual property created under our development contracts with the U.S. government and government contractors, we typically have the right to retain title to any patents that are issued to us in connection with the performance of these contracts, with the government retaining a non-exclusive license to use the patented technology for government purposes. The government typically also retains rights in any technical data that we develop using federal funding and deliver under a development contract. If we do not comply with government requirements with respect to inventions developed under these development contracts, the government could demand ownership of the inventions, in which case we would retain a license to use the inventions.

Through our ChipX subsidiary, we develop a broad range of mixed-signal and analog intellectual property, which is used to integrate in customer ASICs. The intellectual property includes but is not limited to analog-to-digital converters, digital to analog converters, Input/Outputs (I/Os), Physical layer functions (PHYs), amplifiers, comparators, multiplexers, regulators, charge pumps and various other analog functions.

We have 45 United States patents issued and two currently pending United States patent applications. We also license patented technology from the University of Washington. Many of the pending and issued U.S. patents have one or more corresponding internal or foreign patents or applications. Our patents will begin to expire in 2014.

Patent Valuation

We have patents and patents pending covering technologies relating to:

Polymers

•	Optical polymers and synthesis;

•	Production of polymers in commercial quantities;

•	Materials characterization and testing methods; and

•	Devices, designs and processes relating to polymers.

High-Speed Integrated Circuits

•	Circuit topology to achieve ultra large frequency bandwidth;

•	Efficient voltage control circuit for broadband high voltage drivers; and

•	Control circuit to stabilize over temperature gain control functionality.

ASICs

•	Customizable integrated circuit devices

•	Single metal programmability in a customizable integrated circuit device

•	Configurable cell for customizable logic array device

•	In-Circuit device, system and method to parallelize design and verification; and

•	Method of developing application specific integrated circuit devices

Although we believe our patent portfolio is a valuable asset, the discoveries or technologies covered by the patents, patent applications or licenses may not have commercial value. Issued patents may not provide commercially meaningful protection against competitors. Other parties may be able to design around our issued patents or independently develop technology having effects similar or identical to its patented technology. The scope of our patents and patent applications is subject to uncertainty and competitors or other parties may obtain similar patents of uncertain scope. Other parties may discover uses for polymers or technology different from the uses covered in our patents or patent applications and these other uses may be separately patentable. Other parties may have patents covering the composition of polymers for which we have patents or patent applications covering only methods of use of these polymers.

Third parties may infringe the patents that we own or license, or claim that our potential products or related technologies infringe their patents. Any patent infringement claims that might be brought by or against our company may cause it to incur significant expenses, divert the attention of its management and key personnel from other business concerns and, if successfully asserted against us, require us to pay substantial damages. In addition, a patent infringement suit against our company could force us to stop or delay developing, manufacturing or selling potential products that are claimed to infringe a patent covering a third party’s intellectual property.

We periodically evaluate our patent portfolio based on our assessment of the value of the patents and the cost of maintaining such patents, and may choose from time to time to let various patents lapse, terminate or be sold.

Employees

As of December 31, 2009, we had 98 full-time employees, including 44 engineers, electrical and chemical; 25 in manufacturing, operations, and quality, 15 in global sales and marketing and 14 in general and administrative. As of March 31, 2010, we had 89 employees.

Government Regulations

We are subject to federal, state and local laws and regulations relating to the generation, handling, treatment, storage and disposal of certain toxic or hazardous materials and waste products that we use or generate in our operations. We regularly assess our compliance with environmental laws and management of environmental matters.

We are also subject to federal procurement regulations associated with its U.S. government contracts. Violations of these regulations can result in civil, criminal or administrative proceedings involving fines, compensatory and punitive damages, restitution and forfeitures as well as suspensions or prohibitions from entering into government contracts. The reporting and appropriateness of costs and expenses under GigOptix’s government contracts are subject to extensive regulation and audit by the Defense Contract Audit Agency, an agency of the U.S. Department of Defense. The contracts and subcontracts to which we are a party are also subject to potential profit and cost limitations and standard provisions that allow the U.S. government to terminate such contracts at its convenience. We are entitled to reimbursement of our allowable costs and to an allowance for earned profit if the contracts are terminated by the U.S. government for convenience.

Sales of our products and services internationally may be subject to the policies and approval of the U.S. Department of State and Department of Defense. Any international sales may also be subject to United States and foreign government regulations and procurement policies, including regulations relating to import-export control such as ITAR, investments, exchange controls and repatriation of earnings.

Legal Proceedings

We may be subjected to various claims and pending or threatened lawsuits in the normal course of business. We are not currently party to any legal proceedings that our management believes the adverse outcome of which would have a material adverse effect on our financial position, results of operations or cash flows. Therefore, no amounts have been accrued for in our December 31, 2009 consolidated financial statements.

Available Information

Our Annual Reports on Form 10-K, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge as soon as possible after we electronically file them with, or furnish them to, the SEC. You can access our filings with the SEC by visiting our website. The information on our website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC. Additionally, the Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended by our predecessor registrant Lumera are available at www.sec.gov.

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

You should carefully consider the risks described below as well as the other information contained in this Form 10-K before making an investment decision. In addition to the risks described below, there may be additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial that may become material risks. Any of these risks could materially affect the Company’s businesses, financial condition or results of operations. In such case, you may lose all or part of your original investment.

We and our predecessors have incurred substantial operating losses in the past and we may not be able to achieve profitability in the future.

The Company has incurred negative cash flows from operations since inception. For the years ended December 31, 2009 and 2008, the Company incurred net losses of $10.0 million and $7.7 million respectively, and cash outflows from operations of $3.8 million and $6.7 million respectively. As of December 31, 2009 and 2008, the Company had an accumulated deficit of $69.0 million and $59.0 million, respectively. We expect development, sales and other operating expenses to increase in the future as we expand our business. If our revenue does not grow to offset these expected increased expenses, we may not be profitable. In fact, in future quarters we may not have any revenue growth and our revenues could decline. Furthermore, if our operating expenses exceed expectations, financial performance will be adversely affected and we may continue to incur significant losses in the future.

In addition, we acquired ChipX in November 2009 which incurred net losses of $5.7 million and $7.8 million for the years ended December 31, 2008 and 2007 and an additional net loss of $3.3 million for the period from January 1, 2009 through the date of acquisition of November 9, 2009.

We will require additional capital to continue to fund our operations. If we do not obtain additional capital, we may be required to substantially limit operations.

We do not expect to generate sufficient cash needed to finance our anticipated operations for the foreseeable future from such operations. Accordingly, we will need to seek funding through public or private financings, including equity financings, and through other arrangements including collaborations. We could require additional financing sooner than expected if we have poor financial results, including unanticipated expenses, or an unanticipated drop in projected revenues. Such financing may be unavailable when needed or may not be available on acceptable terms. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our current stockholders will be reduced, and these securities may have rights superior to those of our common stock. If adequate funds are not available to satisfy either short-term or long-term capital requirements, or if planned revenues are not generated, we may be required to limit our operations substantially. These limitations of operations may include a possible sale or shutdown of portions of the business, reductions in capital expenditures and reductions in staff and discretionary costs.

There may be a limited public market for our common shares, and the ability of our stockholders to dispose of their common shares may be limited.

Our common shares have been traded on the OTC Bulletin Board since December 2008. We cannot foresee the degree of liquidity that will be associated with our common shares. A holder of our common shares may not be able to liquidate his, her or its investment in a short time period or at the market prices that currently exist at the time the holder decides to sell. The market price for our common stock may fluctuate in the future, and such volatility may bear no relation to our performance.

Substantial future sales of our common stock in the public market could cause our stock price to fall.

As of March 24, 2010, we had approximately 9,324,589 shares of common stock outstanding, approximately 1,500,900 shares of common stock available for future issuance under our stock option plans and warrants to purchase approximately 2,012,038 shares outstanding. Additional sales of our common stock in the public market could cause the market price of our common stock to decline. We may issue additional shares of our common stock in the future in private placements, public offerings or to finance mergers or acquisitions.

We may fail to realize the anticipated benefits of our recent mergers with ChipX and Lumera.

Our future success will depend in significant part on our ability to realize the cost savings, operating efficiencies and new revenue opportunities that are expected to result from the integration of the GigOptix, Lumera and ChipX businesses. Our operating results and financial condition will be adversely affected if we are unable to integrate successfully the operations of GigOptix, Lumera and ChipX, fail to achieve or achieve on a timely basis such cost savings, operating efficiencies and new revenue opportunities, or incur unforeseen costs and expenses or experience unexpected operating difficulties that offset anticipated cost savings. In particular, the integration of GigOptix, Lumera and ChipX may involve, among other matters, integration of sales, marketing, billing, accounting, quality control, management, personnel, payroll, regulatory compliance, network infrastructure and other systems and operating hardware and software, some of which may be incompatible and therefore may need to be replaced.

Any estimates of cost savings are based upon our assumptions concerning a number of factors, including operating efficiencies, the consolidation of functions, and the integration of operations, systems, marketing methods and procedures. These assumptions are uncertain and are subject to significant business, economic and competitive conditions that are difficult to predict and often beyond our control.

Integrating the GigOptix and ChipX businesses may divert management’s attention away from our operations.

Successful integration of the operations, products and personnel of GigOptix and ChipX may place a significant burden on our management and internal resources. The diversion of management’s attention and any difficulties encountered in the transition and integration process could otherwise harm our business, financial condition and operating results. The integration will require efforts from each company, including the coordination of general and administrative functions. For example, integration of administrative functions includes coordinating employee benefits, payroll, financial reporting, purchasing and disclosure functions. Delays in successfully integrating and managing employee benefits could lead to dissatisfaction and employee turnover. Problems in integrating purchasing and financial reporting could result in control issues, including unplanned costs. In addition, the combination of the GigOptix and ChipX organizations may result in greater competition for resources and elimination of product development programs that might otherwise be successfully completed.

Our strategy of growth through acquisition could harm our business.

It is our intent to continue to grow through strategic acquisitions. Successful integration of newly acquired target companies may place a significant burden on our management and internal resources. The diversion of management’s attention and any difficulties encountered in the transition and integration processes could harm our business, financial condition and operating results. In addition, we may be unable to execute our acquisition strategy, resulting in under-utilized resources and a failure to achieve anticipated growth.

Restrictive covenants under our credit facilities with Bridge Bank and Agility Capital may adversely affect our operations.

Our credit agreement with Bridge Bank, N.A. (Bridge Bank) contains a number of restrictive covenants that will impose significant operating and financial restrictions on our ability to, without prior written approval from Bridge Bank:

•

Merge or consolidate, or permit any of our subsidiaries to merge or consolidate, with or into any other business organization, or acquire, or permit any of our subsidiaries to acquire, all or substantially all of the capital stock or property of another person;

•	Create, incur, or assume any indebtedness, other than certain indebtedness permitted under the credit agreement with Bridge Bank; and

•	Make dividends or distributions or repurchase capital stock in excess of $0.5 million per fiscal year.

Our loan agreement with Agility Capital, LLC (Agility Capital) contains similar restrictive covenants.

In addition, at any time that loans under the Bridge Bank credit agreement are outstanding, we are required to maintain an “Asset Coverage Ratio” of (a) cash maintained at Bridge Bank plus 80% of our accounts receivable under 90 days from invoice date to (b) indebtedness owed to Bridge Bank of not less than 1.75 to 1.00, measured as of the end of each month. Further, we must maintain certain levels of maximum loss and minimum net income based on generally accepted accounting principles (GAAP).

Pursuant to the terms of the credit agreement, in the quarter ending December 31, 2009, we must not incur a GAAP net loss greater than $4.6 million. For the quarter ending March 31, 2010, we must not incur a GAAP net loss greater than $0.75 million and for all quarters thereafter, we must maintain positive GAAP net income.

For the quarter ended December 31, 2009 we incurred a GAAP net loss in excess of $4.6 million which violated the maximum GAAP net loss covenant in the agreement.

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

In connection with the preparation of our consolidated financial statements for the years ended December 31, 2009 and 2008, material weaknesses in our internal controls over financial reporting, as defined in rules established by the Public Company Accounting Oversight Board, were identified. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis. The material weakness was attributed to us not maintaining a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting requirements. While we have adopted a remediation plan, we are only in the initial stage of executing this plan and we do not believe that the material weakness has been remediated as of December 31, 2009.

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

A relatively small number of customers account for a significant portion of our revenue in any particular period. For instance, Alcatel and contracts with the U.S. Government accounted for 23% and 24%, respectively, of revenue for fiscal year 2009. One or more of our key customers may discontinue operations as a result of consolidation, liquidation or otherwise, or reduce significantly its business with us due to the current economic conditions. Reductions, delays and cancellation of orders from our key customers or the loss of one or more key customers could significantly further reduce our revenue and profits. There is no assurance that our current customers will continue to place orders with us, that orders by existing customers will continue at current or historical levels or that we will be able to obtain orders from new customers.

We rely on a small number of development contracts with the U.S. Department of Defense and government contractors for a large portion of our revenue. The termination or non-renewal of one or more of these contracts could reduce our future revenue.

24% of our revenue for the year ended December 31, 2009 was derived from performance on a limited number of development contracts with various agencies within the U.S. government. Any failure by us to continue these relationships or significant disruption or deterioration of our relationship with the Department of Defense may reduce revenues. Government programs must compete with programs managed by other contractors for limited and uncertain levels of funding. The total amount and levels of funding are susceptible to significant fluctuations on a year-to-year basis. Our competitors frequently engage in efforts to expand their business relationships with the government and are likely to continue these efforts in the future. In addition, our development contracts with government agencies are subject to potential profit and cost limitations and standard provisions that allow the U.S. government to terminate such contracts at any time at its convenience. Termination of these development contracts, a shift in government spending to other programs in which we are not involved, or a reduction in government spending generally or defense spending specifically could severely harm our business. We intend to continue to compete for government contracts and expect such contracts will be a large percentage of our revenue for the foreseeable future. The development contracts in place with various agencies within the U.S. Department of Defense require ongoing compliance with applicable federal procurement regulations. Violations of these regulations can result in civil, criminal or administrative proceedings involving fines, compensatory and punitive damages, restitution and forfeitures, as well as suspensions or prohibitions from entering into such development contracts. Also, the reporting and appropriateness of costs and expenses under these development contracts are subject to extensive regulation and audit by the Defense Contract Audit Agency (DCAA), an agency of the U.S. Department of Defense. In addition, we obtain provisional billing rates from the DCAA to bill under government contracts. Any differences between provisional billing rates and actual billed rates may result in an adjustment to revenue. In the fourth quarter of fiscal 2009, we reduced revenue by $1.3 million as a result of such an adjustment applied to government contract revenue for all of fiscal 2009. Any failure to comply with applicable government regulations could jeopardize our development contracts and otherwise harm our business.

Our quarter-to-quarter performance may vary substantially, and this variance, as well as general market conditions, may cause our stock price to fluctuate greatly and potentially expose us to litigation.

The revenues for our product lines and our quarterly operating results may vary significantly based on many factors, including:

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

In future quarters, our results of operations may fall below the expectations of investors and the trading price of our common stock may decline as a consequence. We believe that quarter-to-quarter comparisons of our operating results will not be a good indication of future performance and should not be relied upon to predict the future performance of our stock price. In the past, companies that have experienced volatility in the market price of their stock have often been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation could result in substantial costs and divert our attention from other business concerns, which could seriously harm our business.

Dependence on third-party manufacturing and supply relationships increases the risk that we will not have an adequate supply of products to meet demand or that the cost of materials will be higher than expected.

We depend upon third parties to manufacture, assemble and package our products. As a result, we will be subject to risks associated with these third parties, including:

•	reduced control over delivery schedules and quality;

•	inadequate manufacturing yields and excessive costs;

•	difficulties selecting and integrating new subcontractors;

•	potential lack of adequate capacity during periods of excess demand;

•	limited warranties on products supplied to our company;

•	potential lack of control over the timely resolution of product quality issues which may impact our ability to ship product;

•	potential increases in prices;

•	potential instability in countries where third-party manufacturers are located; and

•	potential misappropriation of our intellectual property.

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

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may prevent takeover attempts that could be beneficial to our stockholders.

Provisions of our certificate of incorporation and bylaws could discourage a takeover of our company even if a change of control would be beneficial to the interests of our stockholders. These charter provisions include the following:

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

Our success depends, in part, upon our ability to maintain and gain market acceptance of our products. To be accepted, these products must meet the quality, technical performance and price requirements of our customers and potential customers. The optical communications industry is currently fragmented with many competitors developing different technologies. Some of these technologies may not gain market acceptance. Our products, including products based on polymer materials, may not be accepted by OEMs and systems integrators of optical communications networks and consumer electronics. In addition, even if we achieve some degree of market acceptance for our potential products in one industry, we may not achieve market acceptance in other industries for which we are developing products, and which are critical to meeting our financial targets.

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

A large proportion of our products are directed at the telecommunications and networking markets, which continue to be subject to overcapacity.

The technology equipment industry is cyclical and has experienced significant and extended downturns in the past, often in connection with, or in anticipation of, maturing product cycles, and capital spending cycles and declines in general economic conditions. The cyclical nature of these markets has led to significant imbalances in demand, inventory levels and production capacity. It has also accelerated the decrease of average selling prices per unit. We may experience periodic fluctuations in our financial results because of these or other industry-wide conditions. Developments that adversely affect the telecommunications or networking markets, including delays in traffic growth and changes in U.S. government regulation, could halt our efforts to generate revenue or cause revenue growth to be slower than anticipated from sales of electro-optic modulators, semiconductors and related products. Reduced spending and technology investment by telecommunications companies may make it more difficult for our products to gain market acceptance. Our potential customers may be less willing to purchase new technology such as our technology or invest in new technology development when they have reduced capital expenditure budgets.

The failure to compete successfully could harm our business.

We face competitive pressures from a variety of companies in our target markets. The telecom, datacom and consumer opto-electronics markets are highly competitive and we expect that domestic and international competition will increase in these markets, due in part to deregulation, rapid technological advances, price erosion, changing customer preferences and evolving industry standards. Increased competition could result in significant price competition, reduced revenues or lower profit margins. Many of our competitors and potential competitors have or may have substantially greater research and product development capabilities, financial, scientific, marketing, and manufacturing and human resources, name recognition and experience than we do. As a result, these competitors may:

•	succeed in developing products that are equal to or superior to our products or that will achieve greater market acceptance than our products;

•	devote greater resources to developing, marketing or selling their products;

•	respond more quickly to new or emerging technologies or scientific advances and changes in customer requirements, which could render our technologies or potential products obsolete;

•	introduce products that make the continued development of our potential products uneconomical;

•	obtain patents that block or otherwise inhibit our ability to develop and commercialize potential products;

•	withstand price competition more successfully than us;

•	establish cooperative relationships among themselves or with third parties that enhance their ability to address the needs of prospective customers better than us; and

•	take advantage of acquisitions or other opportunities more readily than us.

Competitors may offer enhancements to existing products, or offer new products based on new technologies, industry standards or customer requirements that are available to customers on a more timely basis than comparable products from our company or that have the potential to replace or provide lower cost alternatives to our products. The introduction of enhancements or new products by competitors could render our existing and future products obsolete or unmarketable. Each of these factors could have a material adverse effect on our company’s business, financial condition and results of operations.

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

Third parties may claim that our potential products or related technologies infringe their patents. Any patent infringement claims brought against us may cause us to incur significant expenses, divert the attention of management and key personnel from other business concerns and, if successfully asserted, require us to pay substantial damages. In addition, as a result of a patent infringement suit, we may be forced to stop or delay developing, manufacturing or selling potential products that are claimed to infringe a patent covering a third party’s intellectual property unless that party grants us rights to use its intellectual property. We may be unable to obtain these rights on acceptable terms, if at all. Even if we are able to obtain rights to a third party’s patented intellectual property, these rights may be non-exclusive, and therefore competitors may obtain access to the same intellectual property. Ultimately, we may be unable to commercialize our potential products or may have to cease some business operations as a result of patent infringement claims, which could severely harm our business.

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

In addition, our partners often retain certain rights under their licensing agreements, including the right to use the technology for noncommercial academic and research use, to publish general scientific findings from research related to the technology, and to make customary scientific and scholarly disclosures of information relating to the technology. It is difficult to monitor whether such partners limit their use of the technology to these uses, and we could incur substantial expenses to enforce our rights to this licensed technology in the event of misuse.

If we fail to develop and maintain the quality of our manufacturing processes, our operating results would be harmed.

The manufacture of our products is a multi-stage process that requires the use of high-quality materials and advanced manufacturing technologies. With respect to our polymer-based products, polymer-related device development and manufacturing must occur in a highly controlled, clean environment to minimize particles and other yield- and quality-limiting contaminants. In spite of stringent quality controls, weaknesses in process control or minute impurities in materials may cause a substantial percentage of a product in a lot to be defective. If we are unable to develop and continue to improve on our manufacturing processes or to maintain stringent quality controls, or if contamination problems arise, our operating results would be harmed.

The complexity of our products may lead to errors, defects and bugs, which could result in the necessity to redesign products and could negatively impact our reputation with customers.

Products as complex as ours may contain errors, defects and bugs when first introduced or as new versions are released. Delivery of products with production defects or reliability, quality or compatibility problems could significantly delay or hinder market acceptance of the products or result in a costly recall and could damage our reputation and adversely affect our ability to retain existing customers and to attract new customers. In particular, certain products are customized or designed for integration into specific network systems. If our products experience defects, we may need to undertake a redesign of the product, a process which may result in significant additional expenses.

We may also be required to make significant expenditures of capital and resources to resolve such problems. There is no assurance that problems will not be found in new products after commencement of commercial production, despite testing by us, our suppliers and our customers.

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

If we fail to effectively manage our growth, and effectively transition from our focus on research and development activities to commercially successful products, our business could suffer.

Failure to manage growth of operations could harm our business. To date, a large number of our activities and resources have been directed at the research and development of our technologies and development of potential related products. The transition from a focus on research and development to being a vendor of products requires effective planning and management. Additionally, growth arising from the expected synergies from the acquisition of ChipX will require effective planning and management. Future expansion will be expensive and will likely strain management and other resources.

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

We are developing certain products that we believe the U.S. government and other governments may be interested in using for military and information gathering or antiterrorism activities. U.S. government export regulations may restrict us from selling or exporting these potential products into other countries, exporting our technology to those countries, conveying information about our technology to citizens of other countries or selling these potential products to commercial customers. We may be unable to obtain export licenses for products or technology if necessary. We currently cannot assess whether national security concerns would affect our potential products and, if so, what procedures and policies we would have to adopt to comply with applicable existing or future regulations.

We may incur liability arising from our use of hazardous materials.

Our business and facilities are subject to a number of federal, state and local laws and regulations relating to the generation, handling, treatment, storage and disposal of certain toxic or hazardous materials and waste products that are used or generated in our operations. Many of these environmental laws and regulations subject current or previous owners or occupiers of land to liability for the costs of investigation, removal or remediation of hazardous materials. In addition, these laws and regulations typically impose liability regardless of whether the owner or occupier knew of, or were responsible for, the presence of any hazardous materials and regardless of whether the actions that led to their presence were taken in compliance with the law. Our domestic facilities use various chemicals in manufacturing processes which may be toxic and covered by various environmental controls. These hazardous materials may be stored on site. The waste created by use of these materials is transported off-site by an unaffiliated waste hauler. Many environmental laws and regulations require generators of waste to take remedial actions at an off-site disposal location even if the disposal was conducted lawfully. The requirements of these laws and regulations are complex, change frequently and could become more stringent in the future. Failure to comply with current or future environmental laws and regulations could result in the imposition of substantial fines, suspension of production, alteration of production processes, cessation of operations or other actions, which could severely harm our business.

Our business, financial condition and operating results would be harmed if we do not achieve anticipated revenue.

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

Our expense levels are relatively fixed and are based on our expectations of future revenue. We will have limited ability to reduce expenses quickly in response to any revenue shortfalls. Changes to production volumes and impact of overhead absorption may result in a decline in our financial condition or liquidity.

We could suffer unrecoverable losses on our customers’ accounts receivable which would adversely affect our financial results.

Our operating cash flows are dependent on the continued collection of receivables. We could suffer losses if a customer is unable to pay. A significant loss on an accounts receivable would have an adverse impact on our business and financial results.

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

International sales account for a large portion of our revenue and may account for an increasing portion of future revenue. The revenue derived from international sales may be subject to certain risks, including:

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

Various laws and regulations potentially affect the import and export of our products, including export control, tax and customs laws. Furthermore, some customer purchase orders and agreements are governed by foreign laws, which may differ significantly from laws in the United States. As a result, our ability to enforce our rights under such agreements may be limited compared with our ability to enforce our rights under agreements governed by laws in the United States.

Our business is subject to foreign currency risk.

Sales to customers located outside of the U.S. comprised 75% and 51% of our revenue for 2008 and 2009, respectively. In addition, we have a subsidiary overseas (Switzerland) which records its operating expenses in a foreign currency. Because sales of our products have been denominated to date primarily in United States dollars, increases in the value of the United States dollar could increase the price of our products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales and profitability in that country. Future international activity may result in increased foreign currency denominated sales. Gains and losses on the conversion to U. S. dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in our results of operations. We currently do not have hedging or other programs in place to protect against adverse changes in the value of the U.S. dollar as compared to other currencies to minimize potential adverse effects.

We have never paid dividends on our capital stock, and we do not anticipate paying cash dividends for the foreseeable future.

We have never declared or paid cash dividends on our capital stock. We do not anticipate paying any cash dividends on our common stock for the foreseeable future. We currently intend to retain all available funds and future earnings, if any, to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock will be our stockholders’ sole source of potential gain for the foreseeable future.

ITEM 2.	PROPERTIES

Our principal executive offices are located at Palo Alto, California. We occupy approximately 15,000 square feet of which approximately 1,500 square feet is utilized as laboratory space. The current term under the existing lease agreement will expire in December 2013.

Our Zurich subsidiary operates from an approximately 1,000 square foot leased facility. Its lease agreement is renewed annually.

Our facilities in Bothell, Washington consist of approximately 32,000 square feet of space, of which we occupy approximately 12,000 square feet. The current term under the existing lease agreement will expire in March 2011. The company is trying to sub-lease approximately 20,000 square feet of this facility.

Our facility in Haifa, Israel consists of approximately 3,000 square feet of office space. The current lease agreement will expire in December 2010.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are a party to litigation arising in the ordinary course of our business. We are not currently a party to any litigation that we believe could reasonably be expected to have a material adverse effect on our results of operations, financial condition or cash flows.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock first traded on the OTC Bulletin Board under the symbol “GGOX” on December 10, 2008. Prior to that time, there was no public market for its common stock. The following table shows, for the periods indicated, the high and low per share closing prices of our common stock as quoted on the OTC Bulletin Board.

	Price per Share of Common Stock
	High	Low
Quarter Ended
December 31, 2008	$1.50	$0.22
April 5, 2009	$1.75	$0.50
July 5, 2009	$2.20	$1.40
October 4, 2009	$5.50	$1.90
December 31, 2009	$3.98	$1.90

Also, on March 24, 2010, the most recent practicable date prior to the filing of this Annual Report on Form 10-K, we had approximately 47 stockholders of record and the last reported sale price of our common stock on the OTC Bulletin Board was $4.30 per share.

We have never declared or paid cash dividends on our common stock. We currently anticipate that we will retain any future earnings to fund our operations and do not anticipate paying dividends on the common stock in the foreseeable future.

The Company did not repurchase any of its equity securities during 2009.

Equity Compensation Plan Information

The following table reflects information for our equity compensation plans as of December 31, 2009.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation plans approved by security holders*	3,089,285	$3.58	358,275
Equity compensation plans not approved by security holders	79,800	$6.08	—

Total	3,169,085	$3.64	358,275

*	As disclosed in our Form S-8 filed February 5, 2010, stockholders of the Company previously approved automatic annual increases in the number of available shares reserved for issuance on January 1 of each year. On January 1, 2010, the number of additional shares available for issuance under our 2008 Equity Incentive Plan was 464,505. In addition, the stockholders also approved an increase of 3,000,000 additional shares reserved for issuance that became effective on January 20, 2010.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

GigOptix is a leading provider of electronic engines for the optically connected digital world and other advanced RF applications. GigOptix was formed in March 2008 in order to facilitate a combination between GigOptix LLC and Lumera. Before the combination, which was effected by two mergers, which is referred to collectively as the “merger”, GigOptix was a wholly-owned subsidiary of Lumera, and was formed to complete the merger. GigOptix had no operations or material assets before the merger. As a result of the transaction set forth in the Agreement and Plan of Merger, dated as of March 27, 2008, among Lumera, GigOptix LLC, Galileo Merger Sub G, LLC and Galileo Merger Sub L, Inc., on December 9, 2008, the merger was completed and Lumera and GigOptix LLC became wholly owned subsidiaries of GigOptix and GigOptix became the successor public registrant to Lumera.

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

On November 9, 2009, we acquired ChipX, a leading independent fabless supplier specializing in analog and mixed signal custom ASICs. ChipX became a subsidiary of GigOptix as a result of its acquisition.

We focus on the specification, design, development and sale of analog semiconductor integrated circuits, or ICs, multi-chip module solutions, or MCMs, polymer modulators, and analog and mixed signal custom Application Specific Integrated Circuits (ASICs). We believe we are an industry leader in the fast growing market for electronic solutions that enable high-bandwidth optical connections found in telecommunications (telecom) systems, data communications (datacom) and storage systems, and, increasingly, in consumer electronics and computing systems.

GigOptix’ products fall into the following main categories:

•	Laser and modulator Driver ICs and MCMs;

•	Transimpedance and Limiting Amplifier ICs;

•	Optical Modulators;

•	Broadband Radio Frequency Amplifiers; and

•	Custom analog and mixed signal ASICs.

These products are capable of performing in various applications, demanding a wide range of data processing speeds, from consumer electronics, which perform at data processing speeds of 3Gbps to 10Gbps, to sophisticated ultra-long haul submarine telecommunications systems which require performance at data processing speeds from 10Gbps and 40Gbps to 100Gbps.

The Company has incurred negative cash flows from operations since inception. For the years ended December 31, 2009 and 2008, the Company incurred net losses of $10.0 million and $7.7 million respectively, and cash outflows from operations of $3.8 million and $6.7 million respectively. As of December 31, 2009 and 2008, the Company had an accumulated deficit of $69.0 million and $59.0 million, respectively. We do not expect to generate sufficient cash needed to finance our anticipated operations for the foreseeable future from such operations. Accordingly, we will need to seek funding through public or private financings, including equity financings, and through other arrangements including collaborations. We could require additional financing sooner than expected if we have poor financial results, including unanticipated expenses, or an unanticipated drop in projected revenues. Such financing may be unavailable when needed or may not be available on acceptable terms. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our current stockholders will be reduced, and these securities may have rights superior to those of our common stock. If adequate funds are not available to satisfy either short-term or long-term capital requirements, or if planned revenues are not generated, we may be required to limit our operations substantially. These limitations of operations may include a possible sale or shutdown of portions of the business, reductions in capital expenditures and reductions in staff and discretionary costs.

The Company’s fiscal year ends on December 31. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The consolidated financial statements of the Company for the periods prior to December 9, 2008, presented herein, are the historical financial statements of GigOptix LLC, as GigOptix LLC was determined to be the accounting acquirer in the merger with Lumera. See Note 6, Business Combinations, in the Notes to Consolidated Financial Statements for further discussion.

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

Revenue generated from engineering product development projects and the research and development cost reimbursement contracts, cost plus fixed fee type contracts, for the United States government is recorded in accordance with accounting guidance for contract accounting, using the percentage of completion method measured on a cost-incurred basis. Changes in contract performance, contract conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined. In the quarter ended December 31, 2009, we recorded a reserve of $1.3 million associated with a change in estimated rates under which we could bill for the work we performed under various government contracts during fiscal 2009. Profit incentives are included in revenue when realization is assured. Losses, if any, are recognized in full as soon as identified. Losses occur when the estimated direct and indirect costs to complete the contract exceed the unrecognized revenue on the contract. The Company evaluates the reserve for contract losses on a contract-by-contract basis. No losses have been incurred on any contracts to date.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination and is not subject to amortization. We evaluate goodwill for impairment on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilize comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. As of December 31, 2009, the Company had two reporting units within its single operating segment. One reporting unit, which carries all of the Company’s goodwill, was created as a result of the acquisition of ChipX, Inc. on November 9, 2009. The other reporting unit consists of the Company’s legacy business.

Income Taxes

As part of the process of preparing its consolidated financial statements, GigOptix is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating GigOptix current tax exposure and assessing temporary differences resulting from differing treatment of items, such as deferred revenues, for tax and accounting purposes. These differences result in deferred tax assets and liabilities. GigOptix then assesses the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent it establishes a valuation allowance or increases this allowance in a period, GigOptix will include an additional tax provision in its consolidated statement of operations.

In June 2006, the Financial Accounting Standards Board, or FASB, issued accounting guidance which provides for a two-step approach to recognize and measure uncertain tax positions. GigOptix considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. Whether the more-likely-than-not recognition threshold is met for a tax position is a matter of judgment based on the individual facts and circumstances of that position evaluated in light of all available evidence. GigOptix adopted the provisions of this guidance effective December 9, 2008, the date of the merger with Lumera, resulting in no cumulative effect of adoption. There were no other significant adjustments during fiscal year 2008 related to GigOptix’ adoption of this guidance.

Stock-based Compensation

Effective January 1, 2006, the Company adopted accounting guidance that requires the measurement and recognition of compensation expenses for all unit-based awards to employees and directors, including employee stock options, restricted stock units and employee stock purchase rights based on their estimated fair values. Under this guidance, the benefits of tax deductions in excess of recognized compensation cost has to be reported as a financing cash flow, rather than as an operating cash flow. This may reduce future net cash flows from operations and increase future net financing cash flows.

GigOptix estimates the fair value of stock options granted using a Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, along with certain policy elections, including the options’ expected life and the price volatility of our underlying stock options. Actual volatility, expected lives, interest rates and forfeitures may be different than our assumptions, which would result in an actual value of the options being different than estimated. This fair value of stock option grants is amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

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

As required by the accounting guidance, GigOptix makes an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. When estimating forfeitures, GigOptix considers voluntary termination behavior as well as an analysis of actual option forfeitures.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (the “Codification”), the authoritative guidance for GAAP. The Codification, which changes the referencing of financial standards, became effective for interim and annual periods ending on or after September 15, 2009. The Codification is now the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”), and related literature. Only one level of authoritative U.S. GAAP now exists. All other literature is considered non-authoritative. The Codification does not change U.S. GAAP. The Company adopted the Codification during the quarter ended October 4, 2009. The adoption of the Codification did not have any substantive impact on the Company’s consolidated financial statements or related footnotes.

In April 2009, the FASB issued guidance on determining fair value when the volume and level of activity for an asset or liability has significantly decreased, and in identifying transactions that are not orderly. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value. The guidance was effective on a prospective basis for interim and annual periods ending after June 15, 2009. The Company adopted this guidance in the quarter ended July 5, 2009, and there was no material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued guidance on the recognition and presentation of other-than-temporary impairments on investments in debt securities. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings) and 2) all other amounts (recorded in other comprehensive income). This guidance was effective on a prospective basis for interim and annual periods ending after June 15, 2009. The Company adopted this guidance for the quarter ended July 5, 2009, and there was no material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued an accounting standard under which an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies and contingent consideration at their fair value on the acquisition date. It further requires that (1) acquisition- related costs be recognized separately from the acquisition and expensed as incurred, (2) restructuring costs generally be expensed in periods subsequent to the acquisition date, and (3) changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development, or IPR&D, is capitalized as an indefinite intangible asset and amortized over its estimated useful life once development is complete. The adoption of this standard changed GigOptix’ accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal year 2009. See Note 6, Business Combinations, in the Notes to Consolidated Financial Statements for further discussion.

Results of Operations

Revenue

Revenue for the periods reported was as follows (in thousands, except percentages):

	Years ended December 31,
	2009	2008
Product	$11,290	$9,411
Government contract	4,811	244
Effect of change in estimated billing rates under government contracts	(1,275)	—

Total revenue	$14,826	$9,655
Increase, period over period	$5,171
Percentage increase, period over period	54%

Revenue for the year ended December 31, 2009 was $14.8 million, an increase of $5.2 million or 54% compared with $9.7 million for the year ended December 31, 2008. The increase in revenue was a result of the benefit we received from key transactions, including the merger with Lumera in December 2008, which contributed government contract revenue in 2009 of $4.8 million and the acquisition of ChipX in November 2009, which contributed product revenue of $2.1 million for the period from the date of its acquisition on November 9, 2009 through the end of our fiscal year. These increases were offset by a change in the estimated billing rates used under government contracts, resulting in a reduction in revenue of $1.3 million.

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

Cost of revenue and gross profit for the periods presented was as follows (in thousands, except percentages):

	Years ended December 31,
Cost of Revenue	2009	2008
Product	$5,996	$3,651
Government contract	2,137	116

Total cost of revenue	$8,133	$3,767
Percentage of revenue	55%	39%
Increase, period over period	$4,366
Percentage increase, period over period	116%

	Years ended December 31,
Gross Profit	2009	2008
Product	$5,294	$5,760
Government contract	1,399	128

Total gross profit	$6,693	$5,888
Gross margin	45%	61%
Increase, period over period	$805
Percentage increase, period over period	14%

Gross profit for the year ended December 31, 2009 was $6.7 million, or 45% of revenue, an increase of $0.8 million or 14% as compared to a gross profit of $5.9 million, or 61% of revenue, for the year ended December 31, 2008. The decrease in gross profit in 2009 from 2008 is due primarily to the effect of the change in estimated government contract billing rates, impairments of intangible assets totaling $0.4 million relating to existing technology and customer relationships arising from the Helix acquisition, inventory reserves of $0.3 million and the effect of the sale of lower margin products resulting from the acquisition of ChipX.

Research and Development Expense

Research and development expenses are expensed as incurred. Research and development costs consist primarily of consulting and engineering design, non-capitalized tools and equipment, equipment depreciation and employee compensation.

Research and development expense for the periods presented was as follows (in thousands, except percentages):

	Years ended December 31,
	2009	2008
Research and development expense	$6,264	$4,369
Percentage of revenue	42%	45%
Increase, period over period	$1,895
Percentage increase, period over period	43%

Research and development expense for the year ended December 31, 2009 was $6.3 million compared to $4.4 million for the year ended December 31, 2008, an increase of $1.9 million or 43%. The increase in research and development expense primarily resulted from costs associated with the results for Lumera for all of 2009 and spending associated with the acquisition of ChipX.

Selling, General and Administrative Expense

Selling, general and administrative expenses consist primarily of salaries and benefits for management, marketing and administration personnel, as well as fees for consultants.

Selling, general and administrative expense for the periods presented was as follows (in thousands, except percentages):

	Years ended December 31,
	2009	2008
Selling, general and administrative expense	$9,922	$8,131
Percentage of revenue	67%	84%
Increase, period over period	$1,791
Percentage increase, period over period	22%

Selling, general and administrative expense for the year ended December 31, 2009 was $9.9 million compared to $8.1 million for the year ended December 31, 2008, an increase of $1.8 million or 22%. This increase is primarily due to professional fees, including legal, accounting and auditing services, of $1.2 million associated with the acquisition of ChipX and $0.8 million for severance related costs also associated with the ChipX transaction.

Restructuring expense

Restructuring expense for the periods presented was as follows (in thousands):

	Years ended December 31,
	2009	2008
Restructuring expense	$884	$—

In December 2009, we adopted a plan to reduce the size of our facilities in Bothell, Washington, from approximately 32,000 square feet to approximately 12,000 square feet and took a restructuring charge of $0.5 million to reflect the proportionate share of remaining lease expense we will incur for the unoccupied space of the facility and costs associated with improvements needed to segregate the facility. The existing lease on the facility expires in March 2011. Although we have made available for sub-lease approximately 20,000 square feet, we do not anticipate that we will receive any sub-lease income associated with this space prior to the lease expiration. Approximately $0.4 million will be paid out in 2010 with the balance to be paid in 2011.

In October 2009, in anticipation of its acquisition by the Company, ChipX incurred severance costs of $0.4 million in connection with a reduction in its work force. We recognized this expense in our consolidated statement of operations after the acquisition date as a restructuring expense. All amounts were paid prior to December 31, 2009.

Acquired In-Process Research and Development

Acquired in-process research and development for the periods presented was as follows (in thousands):

	Years ended December 31,
	2009	2008
Acquired in-process research and development	$—	$716

In connection with the acquisition of Helix in January 2008, we allocated approximately $319,000 of the purchase price to acquired in-process research and development expense, or IPR&D. The amount allocated to IPR&D was immediately expensed in the period the acquisition was completed, as the associated project had not yet reached technological feasibility and no future alternative uses existed for the technology. Acquired IPR&D relates to projects under development associated with Helix’ 10Gbps VCSEL driver chip and 4-channel transimpedance amplifiers. The preliminary value assigned to acquired IPR&D was determined by considering the importance of products under development to the overall development plan, estimating costs to develop the purchased technology into commercially viable products, estimating resulting net cash flows from the projects when completed and discounting net cash flows to present value. The fair value of acquired IPR&D was determined using the income approach, which discounts expected cash flows to present value. At the date of acquisition, the projects under development were determined to be 30% complete, with net cash flows from the projects expected to commence in 2009. These projects were completed in 2009.

In connection with the merger with Lumera in December 2008, we allocated approximately $397,000 of the purchase price to acquired IPR&D. Lumera was designing electro-optic components, specifically optical modulators, which will be used in high-speed optical networking and optical transmission applications. Lumera is working with certain telecommunication and networking companies as well as the US Department of Defense and government contractors to develop commercially viable electro-optic devices. While Lumera has made substantial progress in developing the products and shipped samples to various customers, there are still significant technical, production, and commercialization challenges which Lumera must overcome to bring the products to market. For the technology under development, we analyzed the stage of completion based on discussions with Lumera’s management about the accumulated costs incurred through the valuation date, costs required to complete the projects, time required to compete the projects, and an estimate of technical milestones remaining. The discounted cash flow model was used to value the IPR&D at fair value of $2.2 million which was decreased by an allocation of negative goodwill in the amount of $1.8 million resulting in $397,000 as the recorded fair value. See Note 6, Business Combinations, in the Notes to the Consolidated Financial Statements for further discussion. Since the development projects as of the date of the acquisition had yet to be proven technically and commercially viable, we had no alternative future use for the IPR&D. As such, the IPR&D was expensed in the year ended December 31, 2008.

Other Income (Expense), Net and Interest Expense, Net

Other income (expense), net and interest expense, net for the periods presented were as follows (in thousands):

	Years ended December 31,
	2009	2008
Interest expense, net	$(68)	$(394)
Other income (expense), net	335	(116)

Total	$267	$(510)

Interest expense, net for the year ended December 31, 2009 decreased by $326,000 as compared to the year ended December 31, 2008, of which $280,000 of the decrease is associated with the impact attributable to the convertible promissory notes to Stellar Technologies LLC, which were converted in August 2008. Other income (expense), net changed by $451,000, primarily due to the sale of the assets of our Plexera Bioscience LLC subsidiary, including all patents and trademarks related to the Plexera business, on February 17, 2009. The assets were sold “as is” to Plexera, LLC, a newly formed company, for $300,000 and we recorded a gain of $300,000 which is included in “Other income (expense), net.” The Company does not expect to receive any further consideration from the sale of the Plexera assets.

Benefit from Income Taxes

The benefit from income taxes was approximately $69,000 in the year ended December 31, 2009, and approximately $144,000 in the year ended December 31, 2008. The effective tax rate was 0.68% and 1.84% for the years ended December 31, 2009 and 2008, respectively. The benefit from income taxes during fiscal years 2009 and 2008 relates to the amortization of a deferred tax liability, established upon the acquisition of the Company’s Swiss subsidiary in 2008, partially offset in 2009 by current taxes payable related to a foreign subsidiary.

Liquidity and Capital Resources

Cash and cash equivalents and cash flow data for the periods presented were as follows (in thousands):

	December 31,
	2009	2008
Cash and cash equivalents	$3,583	$6,871

	Years ended December 31,
	2009	2008
Net cash used in operating activities	$(4,099)	$(6,746)
Net cash provided by investing activities	$1,294	$1,736
Net cash provided by (used in) financing activities	$(482)	$11,317

In November 2009, we entered into a loan and security agreement with Bridge Bank under which we may borrow up to $4,000,000, based on net eligible accounts receivable. Borrowings under the line of credit bear interest at the bank’s prime rate plus 2.50% (6.50% as of December 31, 2009), provided that in no event shall the prime rate be less than 4.00%. Borrowings under the line are collateralized by a security interest in all of our assets. The line of credit also requires us to be in compliance with certain financial covenants of which we were in default as of December 31, 2009. Specifically, we were in default on a maximum GAAP loss covenant under which we could not incur a loss greater than $4.6 million for the quarter ended December 31, 2009 and were also in default with the covenant to provide monthly financial statements. This failure to comply with the covenants contained in the credit facility is considered an event of default under the credit agreement, which, if not cured or waived, could result in Bridge Bank declaring all obligations immediately due and payable, which would have a material adverse affect on the business, financial condition and results of operations. At December 31, 2009, the amount outstanding under the line of credit was approximately $1.5 million, which is classified within current liabilities.

During 2008, we maintained a short-term line of credit under which we may borrow up to $800,000, based on net eligible accounts receivable. Borrowings under the line of credit carried interest at the bank’s prime rate plus 1.25% (5.25% as of December 31, 2008). The line of credit was terminated in April 2009.

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

The Company has incurred negative cash flows from operations since inception. For the years ended December 31, 2009 and 2008, the Company incurred net losses of $10.0 million and $7.7 million, respectively, and cash outflows from operations of $3.8 million and $6.7 million respectively. As of December 31, 2009 and 2008, the Company had an accumulated deficit of $69.0 million and $59.0 million, respectively. We do not expect to generate sufficient cash needed to finance our anticipated operations for the foreseeable future from such operations. Accordingly, we will need to seek funding through public or private financings, including equity financings, and through other arrangements including collaborations. We could require additional financing sooner than expected if we have poor financial results, including unanticipated expenses, or an unanticipated drop in projected revenues. Such financing may be unavailable when needed or may not be available on acceptable terms. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our current stockholders will be reduced, and these securities may have rights superior to those of our common stock. If adequate funds are not available to satisfy either short-term or long-term capital requirements, or if planned revenues are not generated, we may be required to limit our operations substantially. These limitations of operations may include a possible sale or shutdown of portions of the business, reductions in capital expenditures and reductions in staff and discretionary costs.

Operating Activities.

Operating activities used cash in fiscal year 2009 of $4.1 million, a result of a net loss of $10.0 million, decreases in inventories and prepaids and other current assets totaling $673,000, partially offset by non cash expenses for depreciation and amortization, stock based compensation and intangible asset impairment of $1.1 million, $876,000 and $436,000, respectively, an increase of $1.4 million in accrued and other current liabilities, and an increase in accounts payable of $818,000.

Operating activities used cash in fiscal year 2008 of $6.7 million, a result of a net loss of $7.7 million, increases in accounts receivable of $917,000, inventories of $269,000, decreases in prepaid and other current and long term assets of $1.9 million, increases in accounts payable of $446,000 and accrued and other current liabilities of $1.1 million, partially offset by non cash expenses for depreciation and amortization, stock based compensation, amortization of acquisition-related payment and acquired IPR&D of $904,000, $321,000, $700,000 and $716,000, respectively.

Investing Activities.

Net cash provided by investing activities for fiscal year 2009 was $1.3 million and primarily consisted of net cash acquired in the acquisition of ChipX of $1.7 million, partially offset by purchases of property and equipment of $834,000.

Net cash provided in investing activities for fiscal year 2008 was $1.7 million and consisted of net cash acquired in the merger with Lumera in December 2008 of $3.8 million, partially offset by net cash used in the acquisition of Helix in January 2008 of $1.7 million and purchases of property and equipment of $439,000, primarily related to purchases of computer and network equipment.

Financing Activities.

Net cash used in financing activities during fiscal year 2009 was $482,000 and consisted of $973,000 in proceeds from the issuance of common stock and warrants, net proceeds from the line of credit of $2.1 million, offset by repayments under the line of credit and capital lease obligations of $3.5 million and $100,000, respectively.

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

Historically, GigOptix LLC funded its operations from the proceeds of promissory notes issued to Stellar Technologies LLC. On August 20, 2008, $10.3 million of convertible promissory notes that were issued to Stellar Technologies LLC in July 2007 and January 2008 were converted into 733,333 membership units of GigOptix LLC. Additionally, Stellar Technologies LLC agreed to provide additional funding totaling $1.2 million to GigOptix LLC, in consideration for 239,280 membership units. In August 2008, GigOptix LLC received proceeds of $500,000 in connection with the issuance of 85,150 membership units to an unrelated third party and in December 2008, GigOptix LLC received proceeds of $1.0 million in connection with the issuance of 361,866 membership units and 217,120 warrants to an unrelated third party. On December 10, 2008, as a result of the merger with Lumera, all membership units and warrants of GigOptix LLC converted into GigOptix common shares at a conversion rate of 0.1375 membership units per share.

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

Related Party Transactions

Historically, the Company’s predecessors, GigOptix LLC and iTerra Communications LLC, funded their operations from the proceeds of promissory notes issued to Stellar Technologies LLC (“Stellar”), iTerra’s primary member. Beginning in 2002, various promissory notes were issued by iTerra Communications LLC, the predecessor company of GigOptix LLC, to Stellar. Borrowings under the notes bore interest at a fixed rate of 11% per annum and were collateralized by all of iTerra’s assets. The outstanding principal balance of such notes, including accrued interest, were classified as additional paid-in capital as part of a reorganization plan for iTerra in June 2007. In July 2007 and January 2008, GigOptix LLC issued convertible promissory notes to Stellar, which bore interest at a rate of 6% per annum. In August 2008, such convertible notes were converted into membership units of GigOptix LLC. Additionally, in August 2008, Stellar agreed to provide additional funding totaling $1.2 million to GigOptix LLC in consideration for the issuance of membership units, none of which is available at December 31, 2009.

During the fourth quarter of 2009, we had sales to National Instruments of $231,000. National Instruments currently holds 1,066,265 shares of GigOptix common stock.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Company and its subsidiaries and the Report of Independent Registered Public Accounting Firm are included herein:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of GigOptix, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows present fairly, in all material respects, the financial position of GigOptix, Inc., and its subsidiaries (“the Company”) as of December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/    PRICEWATERHOUSECOOPERS LLP

San Jose, California

March 31, 2010

GIGOPTIX, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$3,583	$6,871
Accounts receivable, net	3,750	2,475
Inventories	1,457	1,019
Prepaid and other current assets	816	1,043

Total current assets	9,606	11,408
Property and equipment, net	4,334	771
Intangible assets, net	4,716	1,231
Goodwill	7,307	—
Restricted cash	601	749
Other assets	758	712

Total assets	$27,322	$14,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,376	$1,496
Accrued and other current liabilities	5,403	2,472
Line of credit	1,324	800

Total current liabilities	11,103	4,768
Pension liabilities	186	173
Other long term liabilities	2,035	118

Total liabilities	13,324	5,059
Commitments and contingencies (Note 13)
Stockholders’ Equity
Preferred stock, $0.001 par value; 1,000,000 shares authorized as of December 31, 2009; no shares issued and outstanding as of December 31, 2009 and 2008	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized as of December 31, 2009; 9,289,682 and 5,173,223 shares issued and outstanding as of December 31, 2009 and 2008, respectively	9	5
Additional paid-in capital	82,814	68,576
Accumulated deficit	(68,993)	(58,952)
Accumulated other comprehensive income	168	183

Total stockholders’ equity	13,998	9,812

Total liabilities and stockholders’ equity	$27,322	$14,871

See accompanying Notes to Consolidated Financial Statements

GIGOPTIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years ended December 31,
	2009	2008
Revenue
Product	$11,290	$9,411
Government contract	4,811	244
Effect of change in estimated billing rates under government contracts	(1,275)	—

Total revenue	14,826	9,655
Cost of revenue
Product	5,996	3,651
Government contract	2,137	116

Total cost of revenue	8,133	3,767

Gross profit	6,693	5,888

Research and development expense	6,264	4,369
Selling, general and administrative expense	9,922	8,131
Restructuring expense	884	—
Acquired in-process research and development	—	716

Total operating expenses	17,070	13,216

Loss from operations	(10,377)	(7,328)
Interest expense, net	(68)	(394)
Other income (expense), net	335	(116)

Loss before benefit from income taxes	(10,110)	(7,838)
Benefit from income taxes	69	144

Net loss	$(10,041)	$(7,694)

Net loss per share—basic and diluted	$(1.75)	$(5.78)

Weighted average number of shares used in per share calculations—basic and diluted	5,723	1,332

See accompanying Notes to Consolidated Financial Statements

GIGOPTIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2007	742,550	$1	$49,887	$(51,258)	$—	$(1,370)
Issuance of common stock	686,296	—	2,631	—	—	2,631
Issuance of common stock in connection with conversion of notes payable and accrued interest	733,333	1	10,319	—	—	10,320
Issuance of common stock in connection with acquisition of Lumera	3,011,044	3	5,176	—	—	5,179
Fair value of common stock warrants issued in connection with acquisition of Lumera	—	—	173			173
Issuance of common stock warrants	—	—	69	—	—	69
Stock-based compensation expense	—	—	310	—	—	310
Issuance of restricted stock units to non-employees	—	—	11	—	—	11
Foreign currency translation	—	—	—	—	183	183
Net loss	—	—	—	(7,694)	—	(7,694)

Balance at December 31, 2008	5,173,223	$5	$68,576	$(58,952)	$183	$9,812
Issuance of common stock and common stock warrants for cash	430,500	—	740	—	—	740
Issuance of common stock upon exercise of options	95,340	—	81	—	—	81
Issuance of common stock in connection with acquisition of ChipX	3,540,946	4	12,389	—	—	12,393
Issuance of common stock warrants in connection with entering into a line of credit agreement	—	—	152	—	—	152
Issuance of restricted stock units to employees	49,673	—	315	—	—	315
Issuance of common stock warrants to non-employees	—	—	48	—	—	48
Stock-based compensation	—	—	513	—	—	513
Foreign currency translation	—	—	—	—	(15)	(15)
Net loss	—	—	—	(10,041)	—	(10,041)

Balance at December 31, 2009	9,289,682	$9	$82,814	$(68,993)	$168	$13,998

See accompanying Notes to Consolidated Financial Statements

GIGOPTIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(10,041)	$(7,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,149	904
Stock-based compensation expense	876	321
Impairment of intangible assets	436	—
Acquired in-process research and development	—	716
Deferred taxes	(133)	(144)
Amortization of acquisition-related payment	700	700
Provision for bad debt	154	—
Provision for excess and obsolete inventory	303	—
Gain on sale of assets	(300)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(128)	(917)
Inventories	83	(269)
Prepaid and other current assets	590	(592)
Other assets	(45)	(1,307)
Accounts payable	818	446
Accrued and other current liabilities	1,439	1,090

Net cash used in operating activities	(4,099)	(6,746)

Cash flows from investing activities:
Purchases of property and equipment	(834)	(439)
Cash paid for acquisition of Helix, net of cash acquired	—	(1,671)
Change in restricted cash	149	—
Proceeds from sale of assets	300	—
Net cash received in the acquisition of ChipX	1,679	—
Net cash received in the acquisition of Lumera, net of acquisition costs	—	3,846

Net cash provided by investing activities	1,294	1,736

Cash flows from financing activities:
Proceeds from issuance of common stock and common stock warrants	973	2,700
Proceeds from notes payable to stockholder	—	—
Repayment of notes payable to stockholder	—	(700)
Proceeds from convertible notes payable to stockholder	—	8,600
Proceeds from line of credit	2,114	3,624
Repayment of line of credit	(3,469)	(2,907)
Repayment of capital lease obligations	(100)	—

Net cash provided by (used in) financing activities	(482)	11,317

Effect of exchange rates on cash and cash equivalents	(1)	39
Net increase (decrease) in cash and cash equivalents	(3,288)	6,346
Cash and cash equivalents at beginning of year	6,871	525

Cash and cash equivalents at end of year	$3,583	$6,871

Supplemental disclosure of cash flow information:
Interest paid	$91	$34

Income tax paid	$46	$—

Supplemental disclosure of non-cash investing and financing activities:
Assets acquired under capital lease	$1,653	$—

Issuance of common stock in connection with conversion of notes payable and accrued interest	$—	$10,320

Issuance of common stock in connection with acquisition of ChipX	$12,393	$—

Issuance of common stock and common stock warrants in connection with acquisition of Lumera	$—	$5,352

See accompanying Notes to Consolidated Financial Statements

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

Organization

GigOptix, Inc., (“GigOptix” or “the Company”) is a leading provider of electronic engines for the optically connected digital world and other advanced RF applications. GigOptix was incorporated in March 2008 under the laws of the state of Delaware and upon completion of the merger of GigOptix LLC and Lumera Corporation (“Lumera”) on December 9, 2008, became a public reporting company on December 10, 2008. GigOptix is a successor registrant to Lumera.

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

GigOptix was formed in March 2008 in order to facilitate a combination between GigOptix LLC and Lumera. Before the combination, which was effected by two mergers, which is referred to collectively as the “merger”, GigOptix was a wholly-owned subsidiary of Lumera, and was formed to complete the merger. GigOptix had no operations or material assets before the merger. As a result of the transaction set forth in the Agreement and Plan of Merger, dated as of March 27, 2008, among Lumera, GigOptix LLC, Galileo Merger Sub G, LLC and Galileo Merger Sub L, Inc., (the “Lumera Merger Agreement”) on December 9, 2008, the merger was completed and Lumera and GigOptix LLC became wholly owned subsidiaries of the GigOptix and GigOptix became the successor public registrant to Lumera.

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

In November 2009 GigOptix acquired ChipX, Incorporated (“ChipX”), a leading independent fabless supplier specializing in analog and mixed signal custom ASICs. ChipX became a subsidiary of GigOptix as a result of the acquisition.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

normal course of business. The Company has incurred negative cash flows from operations since inception. For the years ended December 31, 2009 and 2008, the Company incurred net losses of $10.0 million and $7.7 million, respectively, and cash outflows from operations of $4.1 million and $6.7 million, respectively. As of December 31, 2009 and 2008, the Company had an accumulated deficit of $69.0 million and $59.0 million, respectively.

The Company does not expect to generate sufficient cash needed to finance its anticipated operations for the foreseeable future from such operations. Accordingly, the Company will need to seek funding through public or private financings, including equity financings, and through other arrangements including collaborations. The Company could require additional financing sooner than expected if it has poor financial results, including unanticipated expenses, or an unanticipated drop in projected revenue. Such financing may be unavailable when needed or may not be available on acceptable terms. If the Company raises additional funds by issuing equity or convertible debt securities, the percentage ownership of its current stockholders will be reduced, and these securities may have rights superior to those of its common stock. If adequate funds are not available to satisfy either short-term or long-term capital requirements, or if planned revenues are not generated, the Company may be required to limit its operations substantially. These limitations of operations may include a possible sale or shutdown of portions of the business, reductions in capital expenditures and reductions in staff and discretionary costs.

The Company’s credit agreement with Bridge Bank, N.A. (Bridge Bank) contains a number of restrictive covenants (see Note 8, Line of Credit for further discussion). One of these covenants is that in the quarter ended December 31, 2009, the Company must not incur a GAAP net loss greater than $4.6 million. For the quarter ended December 31, 2009, the Company incurred a GAAP net loss in excess of $4.6 million which violated the maximum GAAP net loss covenant in the agreement. This failure to comply with the covenants contained in the credit facility is considered an event of default under the credit agreement, which, if not cured or waived, could result in Bridge Bank declaring all obligations immediately due and payable, which would have a material adverse affect on the Company’s financial condition and results of operations.

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

Reclassifications

Certain prior-year amounts in the consolidated financial statements and the notes thereto have been reclassified where necessary to conform to the current presentation. These reclassifications did not affect the prior period stockholders’ equity (deficit), net loss or net cash used in operating activities.

Basis of Presentation

The Company’s fiscal year ends on December 31. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The consolidated financial statements of the Company for the periods prior to December 9, 2008, presented herein, are the historical financial statements of GigOptix LLC, as GigOptix LLC was determined to be the accounting acquirer in the merger with Lumera. See Note 6, Business Combinations, for further discussion.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to allowances for doubtful accounts, inventory write-downs, valuation of long-lived assets, including property and equipment and identified intangible assets, valuation of deferred taxes and contingencies. In addition, the Company uses assumptions when employing the Black-Scholes option valuation model to calculate the fair value of stock granted. The Company bases its estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, when these carrying values are not readily available from other sources. Actual results could differ from these estimates.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Revenue from sales of optical modulator drivers and receivers, MCMS, and other products is recognized when persuasive evidence of a sales arrangement exists, transfer of title and acceptance, where applicable, occurs, the sales price is fixed or determinable and collection of the resulting receivable is reasonably assured. Revenue for product shipments is recognized upon acceptance of the product by the customer or expiration of the contractual acceptance period, after which there are no rights of return. Provisions are made for warranties at the time revenue is recorded. See Note 13 for further detail related to the warranty provision.

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

In the year ended December 31, 2009, the Company used provisional rates to bill amounts under government contracts. In March 2010, the Company received approved rates by the government for 2009 that

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

were lower than those that had been used for billing purposes during each of the four quarters in fiscal 2009. As a result of the change in estimated billing rates, the Company recorded a reduction in revenue received under government contracts of $1.3 million and reflected such amount as a change in estimate and recorded it in the quarter ended December 31, 2009.

Unbilled accounts receivables, included as a component of accounts receivable on the balance sheet, comprises amounts of revenue recognized on contracts that the Company has not yet billed to a customer because the amounts were not contractually billable at the balance sheet date. The Company was contractually able to bill 93% of the unbilled accounts receivable balance at December 31, 2009 within 45 days of the year-end.

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

As of December 31, 2009, 2 customers accounted for 13% and 12% of total accounts receivable. As of December 31, 2008, four customers accounted for 17%, 16%, 12% and 10% of total accounts receivable. For the year ended December 31, 2009, 3 customers accounted for 24%, 23% and 10% of revenue, respectively. For the year ended December 31, 2008, one customer accounted for 33% of revenue.

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

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment

Property and equipment, including leasehold improvements, are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Leasehold improvements are depreciated over the lesser of their estimated useful lives or the remaining lease term.

Long-lived Assets

Long-lived assets include equipment, furniture and fixtures, leasehold improvements and intangible assets. The Company evaluates the recoverability of its long-lived assets in accordance with the accounting guidance related to impairment of disposal of long-lived assets. When events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable, the Company tests for recoverability by comparing the estimate of undiscounted cash flows to be generated by the assets as compared to the asset’s carrying amount. If the carrying value exceeds the estimated future cash flows, the asset is considered to be impaired. The amount of impairment is measured as the difference between the carrying amount and the fair value of the impaired asset. Factors the Company considers important that could trigger an impairment review include continued operating losses, significant negative industry trends, significant underutilization of the assets and significant changes in how the Company plans to use the assets.

Intangible assets are amortized on a straight-line basis over their estimated economic lives of three to seven years for existing technology; five to sixteen years for patents; one year for order backlog; ten years for trade name; and three to eight years for customer relationships.

Goodwill

The Company accounts for goodwill in accordance with applicable accounting guidance. Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net purchased tangible and intangible assets acquired and is carried at cost. Goodwill is not amortized, but is subject to an impairment test annually. The Company will perform its annual goodwill impairment analysis in the fourth quarter of each year or more frequently if the Company believes indicators of impairment exist. Factors that the Company considers important which could trigger an impairment review include the following:

•	significant underperformance relative to historical or projected future operating results;

•	significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition;

•	significant negative industry or economic trends; and

•	significant decline in the Company’s market capitalization.

The performance of the test involves a two-step process. The first step requires a comparison of the fair value of the reporting unit to its net book value, including goodwill. The fair value of the reporting unit is determined based on the present value of estimated future cash flows of the reporting unit. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair values of the reporting unit’s net assets, other than goodwill, and the fair value of the reporting unit, and, if the difference is less than the net book value of goodwill, an impairment charge is recorded. In the event that the Company determines that the value of goodwill has become impaired, the Company will record a charge for the amount of impairment during the fiscal quarter in which the determination is made. As of December 31, 2009, the Company had two reporting units within its single operating segment. One reporting unit, which carries all of the Company’s goodwill, was created as a result of the acquisition ChipX, Inc., on November 9, 2009. The other reporting unit consists of the Company’s legacy business.

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Cash

Restricted cash consists of $551,000 in satisfaction of the letter of credit provisions of the Company’s Bothell, Washington facility lease which has a remaining lease term of approximately 1 year and $50,000 held in an escrow account related to a lease agreement of the Zurich, Switzerland facility. The restricted cash consists of amounts in interest-bearing cash accounts, classified as long term due to the length of the lease commitments.

Pension Liabilities

The Company maintains pension plans covering minimum requirements according to Swiss law for its Zurich, Switzerland employees. The Company accounts for such pension plans in accordance with the accounting guidance related to employer’s defined benefit pension and other retirement plans. The guidance requires the Company to recognize the funded status of its defined benefit pension and post-retirement benefit plans on its balance sheets and changes in the funded status to be reflected in comprehensive income.

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

Foreign Currency

The financial position and results of operations of the Company’s foreign subsidiaries are measured using the local currency as their functional currency. Accordingly, all assets and liabilities for these subsidiaries are translated into U.S. dollars at the current exchange rates as of the respective balance sheet date. Revenue and expense items are translated at the average exchange rates prevailing during the period. Cumulative gains and losses from the translation of these subsidiaries’ financial statements are reported as a separate component of “Accumulated other comprehensive income (loss)”. The Company records foreign currency transaction gains and losses, realized and unrealized, in other income (expense), net in the consolidated statements of operations. The Company recorded approximately $35,000 of net gains in 2009 and $84,000 of net losses in 2008.

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

Advertising Expense

Advertising costs are expensed as incurred. Advertising expenses, which are recorded in selling, general and administrative expenses were approximately $30,000 and $99,000 for the years ended December 31, 2009 and 2008, respectively.

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

Stock-based compensation expense is measured at grant date, based on the fair value of the awards ultimately expected to vest and is recognized as an expense, on a straight-line basis, over the requisite service period. The Company uses the Black-Scholes valuation model to measure the fair value of its stock-based awards utilizing various assumptions with respect to expected holding period, risk-free interest rates, stock price volatility and dividend yield.

The accounting guidance also requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures or vesting differ from those estimates. Such revisions could have a material effect on the Company’s operating results. The assumptions the Company uses in the valuation model are based on subjective future expectations combined with management judgment. If any of the assumptions used in the Black-Scholes model changes significantly, stock-based compensation for future awards may differ materially compared to the awards granted previously.

Comprehensive Loss

Comprehensive loss includes net loss and foreign currency translation adjustments arising from the consolidation of the Company’s foreign subsidiaries. The components of comprehensive loss are as follows (in thousands):

	Years ended December 31,
	2009	2008
Net loss	$(10,041)	$(7,694)
Foreign currency translation adjustment	(15)	183

Comprehensive loss	$(10,056)	$(7,511)

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

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

being recognized in the period when the Company determines the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

NOTE 3—RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (the “Codification”), the authoritative guidance for GAAP. The Codification, which changes the referencing of financial standards, became effective for interim and annual periods ending on or after September 15, 2009. The Codification is now the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”), and related literature. Only one level of authoritative U.S. GAAP now exists. All other literature is considered non-authoritative. The Codification does not change U.S. GAAP. The Company adopted the Codification during the quarter ended October 4, 2009. The adoption of the Codification did not have any substantive impact on the Company’s consolidated financial statements or related footnotes.

In April 2009, the FASB issued guidance on determining fair value when the volume and level of activity for an asset or liability has significantly decreased, and in identifying transactions that are not orderly. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value. The guidance was effective on a prospective basis for interim and annual periods ending after June 15, 2009. The Company adopted this guidance in the quarter ended July 5, 2009, and there was no material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued guidance on the recognition and presentation of other-than-temporary impairments on investments in debt securities. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings) and 2) all other amounts (recorded in other comprehensive income). This guidance was effective on a prospective basis for interim and annual periods ending after June 15, 2009. The Company adopted this guidance for the quarter ended July 5, 2009, and there was no material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued an accounting standard under which an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies and contingent consideration at their fair value on the acquisition date. It further requires that (1) acquisition- related costs be recognized separately from the acquisition and expensed as incurred, (2) restructuring costs generally be expensed in periods subsequent to the acquisition date, and (3) changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development, or IPR&D, is capitalized as an indefinite intangible asset and amortized over its estimated useful life once development is complete. The adoption of this standard changed GigOptix’ accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal year 2009. See Note 6, Business Combinations, in the Notes to Consolidated Financial Statements for further discussion.

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—BALANCE SHEET COMPONENTS

Accounts receivable, net, consisted of the following (in thousands):

	December 31,
	2009	2008
Billed accounts receivable	$3,591	$2,014
Unbilled accounts receivable	321	469
Allowance for doubtful accounts	(162)	(8)

	$3,750	$2,475

Inventories consisted of the following (in thousands):

	December 31,
	2009	2008
Raw materials	$506	$670
Work in process	238	147
Finished goods	713	202

	$1,457	$1,019

Prepaid and other current assets consisted of the following (in thousands):

	December 31,
	2009	2008
Escrow payment related to continued employment	$600	$700
Other prepaid expenses	216	343

	$816	$1,043

Property and equipment, net consisted of the following (in thousands, except depreciable life):

	Depreciable Life	December 31,
		2009	2008
	(In years)
Network and laboratory equipment	3 – 5	$4,878	$3,910
Computer software and equipment	2 – 3	3,019	272
Furniture and fixtures	3 –10	152	113
Office equipment	3 – 5	50	72
Leasehold improvements	1 – 5	81	38
Construction-in-progress	—	229	13

		$8,409	$4,418
Accumulated depreciation and amortization		(4,075)	(3,647)

Property and equipment, net		$4,334	$771

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation expense related to property and equipment was $0.3 million and $0.3 million for the years ended December 31, 2009 and 2008, respectively.

Other assets consisted of the following (in thousands):

	December 31,
	2009	2008
Severance fund in Israel	$666	$600
Other	92	112

	$758	$712

Accrued and other current liabilities consisted of the following (in thousands):

	December 31,
	2009	2008
Accrued legal and professional services	$1,079	$1,043
Accrued compensation and related taxes	1,007	536
Sales tax payable	183	380
Warranty accrual	75	120
Accrued restructuring	339	—
Customer deposit	467	—
Amounts billed to the U.S. government in excess of approved rates	1,275	—
Capital lease obligation	195	—
Other	783	393

	$5,403	$2,472

Other long—term liabilities consisted of the following (in thousands):

	December 31,
	2009	2008
Capital lease obligation	$1,227	$—
Severance liability in Israel	722	—
Restructuring liability	86	—
Deferred tax liabilities	—	118

	$2,035	$118

NOTE 5—NET LOSS PER SHARE

The following table sets forth the calculation of basic and diluted net loss per common share (in thousands, except per share amounts):

	Years ended December 31,
	2009	2008
Net loss	$(10,041)	$(7,694)

Shares used in computation:

Weighted average shares outstanding—basic and diluted	5,723	1,332

Net loss per share—basic and diluted	$(1.75)	$(5.78)

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes securities outstanding which were not included in the calculation of diluted net loss per share because to do so would have been anti-dilutive:

	December 31,
	2009	2008
Stock options	3,085,160	2,827,470
Common stock warrants	1,940,609	1,446,211

Total	5,025,769	4,273,681

As a result of the merger with Lumera, which closed in December 2008, the Company has retroactively adjusted the share numbers disclosed in prior periods to give effect to the exchange ratio which was used in the merger to convert the membership units of GigOptix LLC to shares of common stock of GigOptix.

NOTE 6—BUSINESS COMBINATIONS

Acquisition of ChipX, Incorporated

On November 9, 2009, the Company completed an acquisition of 100% of the voting equity interests of ChipX, Incorporated, (“ChipX”), a privately-held fabless supplier of analog and mixed signal custom Application Specific Integrated Circuits (ASICs). The acquisition of ChipX provides the Company with a rich portfolio of intellectual property and complementary skills that will enable GigOptix to develop new products to expand its offering to the optically connected market. Under the terms of the ChipX Transaction, ChipX stockholders received, in aggregate, 3,540,946 shares of GigOptix common stock. The net assets, including identifiable tangible and intangible assets and liabilities, including interest bearing debt of ChipX assumed by the Company as of the effective time of the ChipX transaction, were recorded at their respective fair values. For accounting and financial reporting purposes, fair value is defined as the price that would be received upon sale of an asset or the amount paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market participants are assumed to be buyers and sellers in the principal (most advantageous) market for the asset or liability. Additionally, fair value measurements for an asset assume the highest and best use of that asset by market participants. Use of different estimates and judgments could yield different results.

The fair values of identifiable intangible assets related to customer relationships, existing technology, trade name and order backlog were primarily determined by using an excess earnings or relief from royalty “income approach,” through which fair value is estimated based on each asset’s discounted projected net cash flows. The fair value of the acquired patents was determined by using a “market approach”, as there were no financial projections specifically related to the patents. Under the “income approach”, the Company’s estimates of market participant net cash flows considered historical and projected pricing, margins and expense levels; the performance of competing products where applicable; relevant industry growth drivers and factors; current and expected trends in technology and product life cycles; the time and investment that will be required to develop products and technologies; the ability to manufacture and commercialize the products; the extent and timing of potential new product introductions by the Company’s competitors; and the life of each asset’s underlying patent, if any. The net cash flows are then probability-adjusted where appropriate to consider the uncertainties associated with the underlying assumptions, as well as the risk profile of the net cash flows utilized in the valuation. The probability-adjusted future net cash flows are then discounted to present value utilizing an appropriate discount rate.

The purchase consideration for the merger was approximately $12.4 million, which consisted of the fair value of 3.5 million shares of GigOptix common stock issued to ChipX’s stockholders, was determined using a per share price of $3.50, which reflects the closing price of the Company’s common stock on November 9, 2009.

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The merger was accounted for using the purchase method of accounting. The total purchase price of $12.4 million was allocated to the assets acquired and liabilities assumed as follows:

Net tangible assets acquired:
Cash	$1,679
Accounts receivable	1,300
Inventories	821
Other current assets	464
Property and equipment	1,598
Other long term assets	628
Accounts payable	(2,067)
Accrued and other current liabilities	(1,095)
Deferred revenue	(190)
Other long-term liabilities	(712)
Debt assumed	(1,877)

	549

		Estimated useful life
Intangible assets acquired:
Customer relationships	2,428	8 years
Existing technology	1,161	7 years
Trade name	576	10 years
Order backlog	292	< 1 year
Patents	80	16 years
Goodwill	7,307

	$12,393

Pro Forma Financial Information (Unaudited)

The results of ChipX operations have been included in the Company’s consolidated statements of operations since its acquisition date. The revenue of ChipX since the acquisition date through December 31, 2009 that was included in the consolidated statement of operations was $2.1 million. The unaudited pro forma financial information reflected the consolidated results of operations as if the acquisition of ChipX had occurred at the beginning of each period and included the amortization of the resulting identifiable acquired intangible assets for each period presented. The unaudited pro forma financial data is provided for illustrative purposes only and is not necessarily indicative of the consolidated results of operations for future periods or that actually would have been realized had the acquisition occurred at the beginning of each of the periods presented.

	Years ended December 31,
	2009	2008
	(In thousands, except per share amounts)
Pro forma revenue	$30,210	$36,038
Pro forma net loss	$(14,041)	$(14,230)
Pro forma basic and diluted loss per share	$(1.60)	$(2.92)
Weighted average number of shares used in per share calculations—basic and diluted	8,760	4,873

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Acquisition of Lumera

On December 9, 2008, GigOptix LLC completed a merger with Lumera (the Lumera Transaction), a company established to develop, manufacture and market devices using proprietary polymer materials and formed GigOptix. The merger was intended to continue to extend GigOptix LLC’s commercialization strategy, product platform and sales and marketing channels, while leveraging Lumera’s proprietary polymer research and development expertise and modulator product platform to become an industry leader in the delivery of electronic engines for optically connected communications systems. As a result of the Lumera Transaction, existing securities holders of Lumera and GigOptix LLC each owned approximately 50% of the outstanding securities of the Company, including options and warrants. GigOptix LLC was the acquiring entity for purposes of applying the purchase method of accounting. As GigOptix LLC was the accounting acquirer; the historical financial statements of GigOptix LLC became the historical financial statements of the Company. The net assets, including identifiable intangible assets and liabilities of Lumera as of the effective time of the Lumera Transaction were recorded at their respective fair values. The results of operations of Lumera were combined with the results of operations of GigOptix LLC and were included in the results of operations of the Company, beginning December 10, 2008.

The purchase consideration for the Lumera Transaction was approximately $6.3 million, which includes direct acquisition costs incurred by the Company. Components of the total purchase consideration are as follows (in thousands):

Fair value of common stock issued	$5,179
Fair value of warrants issued	173
Direct acquisition costs	910

Total purchase consideration	$6,262

The fair value of common stock issued in connection with the merger was determined using a per share price of $1.72, which reflects the closing price of the Company’s common stock on December 9, 2008, the date the merger was completed. The Company issued approximately 3.0 million shares of common stock to purchase Lumera Corporation. In connection with the Lumera merger, the Company also issued stock options to purchase 251,455 shares of common stock to replace the existing awards of the option holders of Lumera. The fair value of the options calculated using a Black-Scholes option pricing model was insignificant and hence was not reflected in the purchase price consideration. The Company also issued warrants to purchase 488,818 shares of common stock. In accordance with the terms of the definitive agreement, the conversion value of the warrants was based on the exercise price of each warrant divided by a conversion ratio of 0.125. The fair value of the warrants, estimated using a Black-Scholes option pricing model, was approximately $173,000. See Note 10, Stockholders’ Equity (Deficit), for discussion of this model and method of determining the valuation assumptions.

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Acquired IPR&D relates to projects under development associated with electro-optic components, specifically optical modulators, which will be used in high-speed optical networking and optical transmission applications. The preliminary value assigned to acquire IPR&D was determined by considering the importance of products under development to the overall development plan, estimating costs to develop the purchased technology into commercially viable products, estimating resulting net cash flows from the projects when completed and discounting net cash flows to present value. The fair value of acquired IPR&D was determined using the income approach, which discounts expected cash flows to present value. At the date of merger, the projects under development were determined to be approximately 87% complete, with net cash flows from the projects expected to commence in 2008. In connection with the merger, approximately $397,000 of acquired IPR&D was expensed in the year ended December 31, 2008. These projects were completed in 2009.

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

Years ended December 31, 2008
(In thousands, except per share amounts)
Pro forma revenue	$14,481
Pro forma net loss	$(19,604)
Pro forma basic and diluted loss per share	$(4.72)
Weighted average number of shares used in per share calculations—basic and diluted	4,156

Acquisition of Helix AG

In January 2008, GigOptix LLC completed the acquisition of Helix AG, a private company registered in Zurich, Switzerland. Helix designs and sells optoelectronic integrated circuits and vertical cavity surface emitting laser drivers. The aggregate purchase consideration for this acquisition was approximately $2.5 million, which includes direct transaction costs.

In addition, the agreement calls for contingent payments totaling $2.0 million to be made to a former Helix employee and stockholder, contingent upon his continued employment with GigOptix LLC through the third anniversary of the acquisition close date. Any payments are automatically forfeited if the employment contingency is not met and accordingly, the payments made are recorded as compensation expense, with $700,000 being recorded as a research and development expense in the year ended December 31, 2009. At December 31, 2009, the Company had remaining $600,000 deposited in an escrow account, which represents the maximum contingent payment due under the agreement, all of which is classified within “prepaid and other current assets” in the consolidated balance sheet.

The operating results of Helix have been included in GigOptix’ consolidated financial results since the January 15, 2008 acquisition close date. The components of the purchase price consideration were as follows:

(In thousands)
Cash paid	$2,400
Direct acquisition costs	143

Total purchase consideration	$2,543

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	(In thousands)
Net tangible assets acquired:
Cash	$872
Restricted cash	45
Accounts receivable	139
Inventories	195
Other current assets	155
Property and equipment	20
Other current liabilities	(198)
Pension liabilities	(123)

	1,105
Net deferred tax liabilities	(278)	Estimated useful life

Intangible assets acquired:
Existing technology	1,116	3 years
Order backlog	157	1 year
Customer relationships	124	3 years
Acquired in-process research and development	319	N/A

	$2,543

Intangible assets consist of existing technology, order backlog and customer relationships. Existing technology relates to Helix’s product portfolio of laser drivers, and limiting amplifiers which have reached technological feasibility and are currently generating revenue. Accordingly, the associated amortization expense is presented as a component of cost of revenue.

Acquired IPR&D relates to projects under development associated with Helix’s 10Gbps VCSEL driver chip and 4-channel TIAs. The preliminary value assigned to acquired IPR&D was determined by considering the importance of products under development to the overall development plan, estimating costs to develop the purchased technology into commercially viable products, estimating resulting net cash flows from the projects when completed and discounting net cash flows to present value. The fair value of acquired IPR&D was determined using the income approach, which discounts expected cash flows to present value. At the date of acquisition, the projects under development were determined to be approximately 30% complete, with net cash flows from the projects expected to commence in 2009. In connection with the acquisition, approximately $319,000 of acquired IPR&D was expensed in 2008. These projects were completed in 2009 and are now in production.

If the projects discussed above are not successfully developed and/or successfully marketed, the Company’s revenue and profitability may be adversely affected in future periods.

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7—INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of the following (in thousands):

	December 31, 2009			December 31, 2008
	Gross	Accumulated Amortization	Net (1)	Gross	Accumulated Amortization	Net (1)
Existing technology	$2,328	$(1,191)	$1,137	$1,167	$(396)	$771
Order backlog	459	(211)	248	167	(167)	—
Customer relationships	2,558	(173)	2,385	130	(44)	86
Trade name	577	(8)	569	—	—	—
Patents	457	(80)	377	377	(3)	374

Total	$6,379	$(1,663)	$4,716	$1,841	$(610)	$1,231

(1)	Includes foreign currency adjustments totaling approximately $1,300 and $93,000 as of December 31, 2009 and 2008, respectively.

Amortization expense of intangible assets included in cost of revenue and selling, general and administrative expenses was approximately $0.9 million and $0.1 million, respectively during the year ended December 31, 2009. Amortization expense of intangible assets included in cost of revenue and selling, general and administrative expenses was approximately $211,000 and $399,000, respectively during the year ended December 31, 2008. Estimated future amortization expense related to intangible assets as of December 31, 2009 is as follows (in thousands):

Years ending December 31,	Amount
2010	$854
2011	607
2012	607
2013	605
2014	532
Thereafter	1,511

Total	$4,716

The Company performs a review of the carrying value of its intangible assets, if circumstances warrant, in accordance with accounting guidance. In its review, the Company compares the gross, undiscounted cash flows expected to be generated by the underlying assets against the carrying value of those assets. To the extent such cash flows do not exceed the carrying value of the underlying asset, the Company will record an impairment charge. In fiscal 2009, the Company determined that due to a sharp decline in revenue in the fourth quarter, an impairment analysis of the intangibles relating to existing technology and customer relationships acquired in the acquisition of Helix was warranted. The Company estimated the fair value of the intangible assets using undiscounted forecasted cash flows; this represents a Level 3 fair value measurement. The analysis indicated that the carrying of the intangible assets should be reduced to zero and, accordingly, the Company recorded an impairment charge of $0.4 million.

In connection with the acquisition of ChipX on November 9, 2009, the Company recorded goodwill of $7.3 million. The acquisition of ChipX provided the Company access to new customers and markets, broadens its portfolio of products, technology and customers, and also will enable the Company to integrate and leverage its technology into new products and solutions for the optical interconnect market. These factors primarily contributed to a purchase price that resulted in goodwill, which is not deductible for tax purposes.

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8—LINE OF CREDIT

On November 12, 2009, the Company entered into a loan and security agreement (the “Credit Agreement”) with ChipX and Bridge Bank, N.A. (“Bridge Bank”) (the “Credit Agreement”). Pursuant to the Credit Agreement, the Company is entitled to borrow from Bridge Bank up to $4 million on a revolving accounts receivable credit line, subject to limits based on the Company’s eligible accounts as determined by Bridge Bank (the “Revolving Line”). Subject to availability under the Revolving Line, the Credit Agreement includes a letter of credit sublimit, a cash management sublimit and a foreign exchange sublimit, each not to exceed $1.0 million. Interest on extensions of credit is equal to the prime rate of Bridge Bank plus 2.50%, with such prime rate in no event being less than 4.00% per annum. Interest payments under the Credit Agreement are due on the tenth calendar day of each month.

The Credit Agreement is secured by all personal property of the Company and ChipX, including all accounts, equipment, inventory, receivables, and general intangibles.

The Credit Agreement includes customary representations and warranties for agreements of this type, including a material adverse effect clause, the occurence of which would be considered an event of default. In addition, the Credit Agreement contains a number of restrictive covenants that will impose significant operating and financial restrictions on the Company’s operations, including, but not limited to its ability to:

•

Merge or consolidate, or permit any of its subsidiaries to merge or consolidate, with or into any other business organization, or acquire, or permit any of its subsidiaries to acquire, all or substantially all of the capital stock or property of another person;

•	Create, incur, assume any indebtedness, other than certain indebtedness permitted under the Credit Agreement; and

•	Make dividends or distributions or repurchase capital stock in excess of $500,000 per fiscal year.

In addition, at any time that loans under the Credit Agreement are outstanding, the Company is required to maintain an “Asset Coverage Ratio” of (a) cash maintained at Bridge Bank plus 80% of the Company’s accounts receivable under 90 days from invoice date to (b) indebtedness owed to Bridge Bank of not less than 1.75 to 1.00, measured as at the end of each month. Further, the Company must maintain certain levels of maximum loss and minimum GAAP profit. Pursuant to the terms of the Credit Agreement, in the quarter ended December 31, 2009, the Company must not incur a loss greater than $4,600,000. For the quarter ending March 31, 2010, the Company must not incur a loss greater than $750,000 and for all quarters thereafter, the Company must maintain a minimum profit of $1.00. As of December 31, 2009, the Company was in violation of certain of the covenants. Specifically, the Company was in default on the maximum GAAP loss covenant under which the Company could not incur a loss greater than $4.6 million for the quarter ended December 31, 2009 and was also in default with the covenant to provide monthly financial statements. At December 31, 2009, the amount outstanding under the line of credit was approximately $1.5 million, which is classified within current liabilities.

In connection with the Credit Agreement, the Company issued to Bridge Bank 59,773 warrants to purchase common stock with an exercise price of $3.35 per share. The warrants have a seven-year life from the date of issuance. As of December 31, 2009, these warrants were outstanding.

NOTE 9—BENEFIT PLANS

In connection with the acquisition of Helix, the Company assumed a pension plan covering minimum requirements according to Swiss law. The Company has set up the occupational benefits by means of an affiliation to a collective foundation, the Swisscanto Foundation.

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Funding Policy: The Company’s practice is to fund the pension plan in an amount at least sufficient to meet the minimum requirements of Swiss law.

Benefit Obligations and Plan Assets

The following tables summarize changes in the benefit obligation, the plan assets and the funded status of the pension benefit plan as well as the components of net periodic benefit costs, including key assumptions (in thousands).

	Years ended December 31,
	2009	2008
Change in projected benefit obligation:
Beginning benefit obligation (1)	$545	$397
Service cost	18	26
Interest cost	19	16
Plan participants contributions	28	22
Other contributions	—	90
Foreign exchange adjustments	12	30
Actuarial gain	(8)	(10)
Benefits paid	—	(26)

Ending benefit obligation	$614	$545

Change in plan assets:
Beginning fair value of plan assets (1)	$372	$273
Employer contributions	28	22
Plan participants contributions	28	22
Other contributions	—	90
Foreign exchange adjustments	9	20
Expected return on plan assets	(9)	(29)

Ending fair value of plan assets	$428	$372

Benefits paid	—	(26)

(1)	The beginning balance amounts were recorded as part of purchase accounting in January 2008, when the company assumed the pension plan.

The following table summarizes the funding status as of December 31, 2009 (in thousands):

December 31, 2009
Projected benefit obligation	$(614)
Fair value of plan assets	428

Funded status of the plan at the end of the year, recorded as a long-term liability	$(186)

The total net periodic pension cost for the year ending December 31, 2010 is expected to be approximately $36,000.

As of December 31, 2009, the total accumulated benefit obligation of $448,000 and the projected benefit obligation of $614,000 both exceeded the plan assets of approximately $428,000.

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assumptions

Weighted average assumptions used to determine benefit obligations as of December 31, 2009 for the plan were a discount rate at 3.25% and rate of compensation increase at 1.50%.

Weighted average assumptions used to determine costs for the plan as of December 31, 2009 were a discount rate at 3.25%, rate of compensation increase at 1.50% and expected return on assets at 3.00%.

Net Periodic Benefit Cost

The net periodic benefit cost for the plan included the following components (in thousands):

Year ended December 31, 2009
Service cost	$18
Interest cost	19

Net periodic benefit cost	$37

Plan Assets

The benefits are fully insured. There are no retirees and the plan assets are equal to the sum of the old-age savings and of various other accounts within the affiliation contract.

The allocation of the assets of the plan at the measurement dates were 100% in cash and cash equivalents. The Company is required by Swiss law to contribute to retirement funds for the employees of its Swiss subsidiary. Funds are managed by third parties according to statutory guidelines. Cash equivalents may be valued using quoted prices in markets that are not active, resulting in a Level 2 fair value measurement within the hierarchy set forth in the accounting guidance for fair value measurements.

Contributions

The Company expects to make contributions to the plan of approximately $29,000 in the year ending December 31, 2010. Actual contributions may differ from expected contributions due to various factors, including performance of plan assets, interest rates and potential legislative changes. The Company is not able to estimate expected contributions beyond fiscal year 2010.

Estimated Future Benefit Payments

The following table summarizes expected benefit payments through 2019. Actual benefit payments may differ from expected benefit payments (in thousands).

Years ending December 31,	Payments
2010	$13
2011	13
2012	14
2013	14
2014	14
2015 through 2019	67

$135

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Israel Severance Plan liability

Under Israeli law, the Company is required to make severance payments to its retired or dismissed Israeli employees and Israeli employees leaving its employment in certain other circumstances. The severance pay liability of the Company to its Israeli employees is calculated based on the salary of each employee multiplied by the number of years of such employee’s employment and is presented in the Company’s balance sheet in long-term liabilities, as if it was payable at each balance sheet date on an undiscounted basis. This liability is partially funded by the purchase of insurance policies in the name of the employees. The surrender value of the insurance policies is presented in long-term assets. Severance pay expenses for the year ended December 31, 2009 was immaterial. At December 31, 2009, accrued severance liability and severance assets were $722,000 and $666,000, respectively, resulting in an unfunded portion of the severance plan of $56,000

NOTE 10—STOCKHOLDERS’ EQUITY

Common and Preferred Stock

In December 2008, the Company’s stockholders approved an amendment to the Certificate of Incorporation to authorize 50,000,000 shares of common stock of par value $0.001. In addition, the Company is authorized to issue 1,000,000 shares of undesignated preferred stock of $0.001 par value, for which the Board of Directors is authorized to fix the designation, powers, preferences and rights. As of December 31, 2009 and December 31, 2008, there were no shares of preferred stock issued or outstanding.

Warrants

Under the terms of the Lumera Merger Agreement, upon completion of the merger with Lumera, existing members of GigOptix LLC became the owners of approximately 50% of the outstanding securities, including equity awards and warrants, of the Company. In December 2008, in connection with maintaining the 50% stock ownership, the Company issued warrants to purchase 660,473 shares of common stock to one of the members of Gigoptix LLC, Stellar Technologies LLC, as follows: 51,278 shares at $17.54 per share; 55,050 shares at $29.27 per share; 128,736 shares at $39.20 per share; 16,391 shares at $70.47 per share; 181,318 shares at $59.92 per share; 22,500 shares at $24.00 per share; and 205,200 shares at $6.08 per share. Such warrants are immediately exercisable at the date of grant and without any exchange of consideration. In addition, the Company issued additional warrants to purchase 79,800 shares of common stock to the Company’s executives. The warrants are immediately exercisable at the date of grant at an exercise price of $6.08 per share. The warrants expire on July 16, 2013. The estimated fair value of these warrants was approximately $39,000, determined at the date of grant, using the following assumptions: risk free interest rate of 1.55%, volatility of 75%, contractual life of five years, and dividend yield of zero. The fair value of these warrants was expensed within stock-based compensation expense in fiscal year 2008. As of December 31, 2009, all of these warrants remained outstanding.

In December 2008, the Company issued 361,866 shares of common stock and 217,120 warrants to purchase common stock to a private investor for consideration of $1.0 million. The warrants are immediately exercisable at the date of grant at an exercise price of $4.87 per share, subject to adjustment upon certain events. The warrants expire on December 4, 2011. The estimated fair value of the warrants was approximately $69,000, determined as the date of grant, using the following assumptions: risk free interest rate of 1.11%, volatility of 75%, contractual life of three years, and dividend yield of zero. The Company assessed the classification of the warrants in accordance with accounting guidance on derivative financial instruments, and determined that, due to their terms, they qualify for equity classification. As of December 31, 2009, 217,120 of these warrants remained outstanding.

In November 2009, the Company issued 25,000 warrants to purchase common stock to an investor relations advisor with an exercise price of $1.75 per share. The warrants have a five – year life from the date of issuance.

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated fair value of these warrants was approximately $48,000, determined at the date of grant, using the following assumptions: risk free interest rate of 1.55%, volatility of 75%, contractual life of five years, and dividend yield of zero. The fair value of these warrants was expensed within sales, general and administrative expense in fiscal year 2009. As of December 31, 2009, all of these warrants remained outstanding.

In December 2009, the Company completed a private equity offering (the “Offering”) of units pursuant to securities purchase agreements by and between the Company and the purchasers listed therein. Pursuant to the Offering, the Company issued a total of 392,500 shares of common stock, $0.001 par value per share and 392,500 warrants to purchase shares of common stock at an exercise price of $2.50 per share, exercisable commencing six months from the closing date of the Offering and terminating four years from the closing date of the Offering. The total gross proceeds the Company received from this Offering was $785,000. 162,500 shares and 162,500 warrants purchased by certain investors in this Offering were granted piggyback registration rights and preemptive rights with respect to certain future offerings of equity securities by the Company. These preemptive rights terminate in the event the Company conducts a follow-on public offering. In addition, the Company incurred legal expenses of $19,000 and compensated Sandgrain Securities Inc., as placement agent (the “Placement Agent”), for assisting in the sale of Units by paying them commissions in the amount of $26,000, and issuing them 13,000 shares of common stock and warrants to purchase 13,000 shares of the Company’s common stock exercisable at $2.50 per share, exercisable commencing six months from the closing date of the Offering and terminating four years from the closing date of the Offering. The securities issued to the Placement Agent also have piggyback registration rights and preemptive rights with respect to certain future offerings of equity securities by the Company. These preemptive rights terminate in the event the Company conducts a follow-on public offering.

In connection with obtaining a line of credit in November 2009 as described in Note 8, the Company issued 59,773 warrants to purchase common stock with an exercise price of $3.35 per share. The warrants have a seven-year life from the date of issuance. As of December 31, 2009, these warrants were outstanding. The fair value of the warrants issued was estimated using a Black-Scholes option-pricing model and the following assumptions: risk free interest rate of 3.01%, volatility of 75%, contractual life of five years, and dividend yield of zero. The fair value of the warrants was $152,000 and was included in additional paid in capital. As of December 31, 2009, all of these warrants remained outstanding.

In connection with obtaining a line of credit that was terminated in 2009, the Company issued 4,125 warrants to purchase common stock with an exercise price of $0.73 per share. The warrants have a ten-year life from the date of issuance. As of December 31, 2009, these warrants were outstanding. The fair value of the warrants issued was insignificant.

In connection with the merger with Lumera, the Company issued warrants to purchase approximately 488,818 shares of common stock with exercise price range from $6.08 to $70.40. The estimated fair value of the warrants was determined as of December 9, 2008, the date the merger was completed, using the following assumptions: risk free interest rate of 1.61%, volatility of 75%, contractual life of five years, and dividend yield of zero. The fair value of the warrants was $173,000 and was included in the Lumera purchase price consideration. As of December 31, 2009, all of these warrants remained outstanding.

As of December 31, 2009, the Company had a total of 1,940,609 warrants to purchase common stock outstanding under all warrant arrangements.

Equity Incentive Plan

On December 9, 2008, the effective time of merger, all shares and per share amounts for GigOptix LLC awards were converted at the merger conversion ratio of 0.1375.

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009, there were 3,085,160 options and 4,125 warrants outstanding under all stock option plans. As of December 31, 2008, there were 2,827,470 options, 54,629 unvested shares of restricted stock units and 4,125 warrants outstanding under all stock option plans. All 54,629 shares of unvested restricted stock units had vested or were forfeited by December 31, 2009.

2007 Equity Incentive Plan

In August 2007, GigOptix LLC adopted the GigOptix LLC Equity Incentive Plan, or the 2007 Plan. The 2007 Plan provides for grants of options to purchase stock units, stock awards and restricted stock units to employees, officers and non-employee directors, and upon the completion of the merger with Lumera were converted into grants of up to 632,500 stock units. Vesting periods are determined by the Company’s Board of Directors and generally provide for stock options to vest over a four-year period and expire ten years from date of grant. Vesting for certain stock unit grants are contingent upon both service and performance criteria. The 2007 Plan was terminated upon the completion of merger with Lumera on December 9, 2008 and the remaining 864 stock options not granted under the 2007 Plan were cancelled. No shares of the Company’s common stock remain available for issuance of new grants under the 2007 Plan other than for satisfying exercises of stock options granted under this plan prior to its termination. As of December 31, 2009, no shares of common stock have been reserved for issuance for new grants under the 2007 Plan and options to purchase a total of 506,105 shares of common stock and 4,125 warrants to purchase common stock were outstanding.

2008 Equity Incentive Plan

In December 2008, the Company adopted the 2008 Equity Incentive Plan, or the 2008 Plan, for directors, employees, consultants and advisors to the Company or its affiliates. Under the 2008 Plan, 2,500,000 shares of common stock were reserved for issuance upon the completion of merger with Lumera on December 9, 2008. On January 1 of each year, starting in 2009, the aggregate number of shares reserved for issuance under the 2008 Plan increase automatically by the lesser of (i) 5% of the number of shares of common stock outstanding as of the Company’s immediately preceding fiscal year, or (ii) a number of shares determined by the Board of Directors. The maximum number of common stock to be granted is up to 21,000,000 shares. Forfeited options or awards generally become available for future awards.

Awards under the 2008 Plan may be granted through June 30, 2018. Under the 2008 Plan, the exercise price of (i) an award is at least 100% of the stock’s fair market value on the date of grant, and (ii) an ISO granted to a 10% stockholder is at least 110% of the stock’s fair market value on the date of grant. Vesting periods for awards are determined by the CEO and generally provide for stock options to vest over a four-year period and have a maximum life of ten years from the date of grant. As of December 31, 2009, 2,371,259 options to purchase common stock were outstanding and 358,275 options were available for issuance under the 2008 Plan.

Lumera 2000 and 2004 Stock Option Plan

In December 2008, in connection with the merger with Lumera, the Company assumed the existing Lumera 2000 Equity Incentive Plan, and the Lumera 2004 Stock Option Plan (the “Lumera Plan”). All unvested options granted under the Lumera Plan were assumed by the Company as part of the merger. All contractual terms of the assumed options remain the same, except for the converted number of shares and exercise price based on merger conversion ratio of 0.125. As of December 31, 2009, no additional options can be granted under the Lumera Plan and options to purchase a total of 207,796 shares of common stock were outstanding. including employee stock options, restricted stock units and employee stock purchase rights based on their estimated fair values. The fair value of equity-based awards is amortized on a straight-line basis over the requisite service period of the award which is generally the vesting period.

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation Expense

The following table summarizes the Company’s stock-based compensation expense for fiscal years 2009 and 2008:

	Years ended December 31,
	2009	2008
Cost of revenue	$10	$27
Research and development expense	246	58
Selling, general and administrative expense	620	236

	$876	$321

Management estimates expected forfeitures and it records compensation expense only for those equity awards expected to vest. When estimating forfeitures, the Company considers voluntary termination behavior as well as an analysis of actual option forfeitures.

As of December 31, 2009, the total compensation cost related to unvested stock options under the Company’s equity compensation plan, but not yet recognized, was approximately $1.9 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 4.22 years.

Determining Fair Value

The Company estimates the fair value of stock options granted using a Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, including the options’ expected life and the price volatility of the Company’s underlying stock options. Actual volatility, expected lives, interest rates and forfeitures may be different than the Company’s assumptions, which would result in an actual value of the options being different than estimated. This fair value of stock option grants is amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period.

The fair value of the Company’s stock options granted to employees was estimated using the following weighted-average assumptions:

	Years ended December 31,
	2009	2008
Expected term	5 years	5 years
Expected volatility	75%	75%
Expected dividends	—	—
Risk-free interest rate	1.9%	1.4%
Weighted-average fair value	$1.51	$0.67

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

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock Option Activity

The following is a summary of option activity for the Company’s equity incentive plans:

	Years Ended December 31,
	2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	2,827,470	$3.91	597,260	$0.73
Granted	602,495	$2.40	2,039,272	$1.10
Granted in conjunction with acquisition of Lumera	—	$—	251,455	$34.65
Exercised	(95,340)	$0.85	—	$—
Forfeited/Expired	(249,465)	$5.37	(60,517)	$5.27

Balance, end of year	3,085,160	$3.58	2,827,470	$3.91

Exercisable, end of year	1,204,487	$6.21	597,260	$11.24

The following table summarizes information about options granted and outstanding under the Company’s equity incentive plans as of December 31, 2009:

	Options Outstanding			Options Exercisable
	Number of Shares Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Exercisable	Weighted- Average Exercise Price
$0.73 – $1.36	2,530,678	8.54	$1.01	1,026,992	$0.92
$1.90 – $4.00	348,248	9.07	$3.50	2,750	$1.90
$7.84 – $18.16	36,299	6.40	$17.27	17,600	$16.79
$24.56 – $57.44	161,113	5.29	$36.98	148,323	$37.28
$80.00 – $80.00	8,822	1.71	$80.00	8,822	$80.00

$0.73 – $80.00	3,085,160	8.38	$3.58	1,204,487	$6.21

The aggregate intrinsic value of options outstanding and exercisable based on the fair value of the underlying stock options as of December 31, 2009 was approximately $2.8 million and $1.2 million, respectively. The aggregate intrinsic value reflects the difference between the exercise price of the underlying stock options and the Company’s closing stock price of $2.10 as of December 31, 2009. The weighted average remaining contractual term of options exercisable as of December 31, 2009 was approximately 7.67 years.

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of restricted stock unit activity for the Company’s equity incentive plans:

	Years Ended December 31,
	2009		2008
Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of year	54,629	$9.66	—	$—
Granted	—	$—	54,629	$9.66
Vested	(49,673)	$9.66	—	$—
Forfeited/Expired	(4,956)	$9.66	—	$—

Unvested, end of year	—	$—	54,629	$9.66

The fair value of the Company’s shares of restricted stock is calculated based upon the fair market value of the Company’s underlying stock at the date of grant. As of December 31, 2009, there was no unrecognized compensation cost related to unvested shares of restricted stock.

NOTE 11—INCOME TAXES

The components of loss before benefit from income taxes are as follows (in thousands):

	Years ended December 31,
	2009	2008
United States	$(9,478)	$(7,708)
International	(632)	(130)

Loss before income taxes	$(10,110)	$(7,838)

Benefit from income taxes differs from the amount computed by applying the statutory United States federal income tax rate to loss before taxes as follows (in thousands):

	Years ended December 31,
	2009	2008
Current
United States	$—	$—
International	(64)	—

Total	$(64)	$—

Deferred
United States	$—	$—
International	133	144

Total	$133	$144

Benefit from income taxes	$69	$144

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Benefit from income taxes differs from the amount computed by applying the statutory United States federal income tax rate to loss before taxes as follows:

	Years ended December 31,
	2009	2008
Income tax benefit at the federal statutory rate	34.00%	34.00%
Foreign tax benefit	0.68%	1.84%
Losses not benefited	(34.00)%	(34.00)%

Effective tax rate	0.68%	1.84%

The components of the net deferred tax assets and liabilities are as follows:

	December 31,
	2009	2008
Deferred tax assets
Net operating losses	$13,609	$23,703
Accruals and reserves	1,756	326
Property and equipment	1,557	813
Other	216	872

Total deferred tax assets	17,138	25,714

Valuation allowance	(15,677)	(25,447)

Net deferred tax assets	1,461	267

Deferred tax liabilities
Intangible assets	(1,461)	(400)

Total deferred tax liabilities	(1,461)	(400)

Net deferred tax liabilities	$—	$(133)

GigOptix LLC and its predecessor iTerra were limited liability companies that elected to be taxed as partnerships and were not subject to U.S. income taxes. Accordingly, no deferred tax assets or liabilities were recognized in fiscal year 2007. All U.S. deferred tax assets have a full valuation allowance at December 31, 2009.

The Company has approximately $27 million of federal net operating losses carryforwards at December 31, 2009. The net operating losses expire through year 2021. The Company has approximately $7 million of state net operating loss carryforwards at December 31, 2009. The net operating losses expire through 2019. Utilization of a portion of the net operating losses and credit carryforwards are subject to an annual limitation due to the ownership change provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. The Company also has approximately $15 million of net operating loss carryforwards in Israel related to its acquisition of ChipX. These losses in that jurisdiction can be carried forward indefinitely.

Any interest and penalties incurred on the settlement of outstanding tax positions would be recorded as a component of interest expense. The Company had no related accrued interest or penalties as of December 31, 2009.

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009, the Company recorded no uncertain tax positions. No such positions are expected to be recorded in the next twelve months.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company’s federal and state tax returns may be subject to examination.

NOTE 12—SEGMENT AND GEOGRAPHIC INFORMATION

The Company has determined that it operates as a single operating and reportable segment. The following tables reflect the results of the Company’s reportable segment consistent with the management system used by the Company’s chief operating decision maker.

The following tables summarizes revenue by geographic region (in thousands)

	Years ended December 31,
	2009	2008
Asia	$3,507	$2,503
Europe	3,957	4,727
United States	7,324	2,425
South America	38	—

	$14,826	$9,655

The Company determines geographic location of its revenue based upon the destination of shipment of its products.

During fiscal year 2009, the United States, Italy and Hong Kong accounted for 49%, 22% and 11% of revenue, respectively. During fiscal year 2008, the United States and Italy accounted for 25% and 33% of revenue, respectively. No other countries accounted for more than 10% of the Company’s consolidated revenue during the periods presented.

The following table summarizes long-lived assets by country (in thousands):

	December 31,
	2009	2008
United States	$3,679	$518
Switzerland	322	253
Israel	333	—

	$4,334	$771

Long-lived assets, comprising property and equipment, are reported based on the location of the assets at end of each fiscal year.

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13—COMMITMENTS AND CONTINGENCIES

Commitments

Leases

The Company leases its domestic and foreign sales offices under non-cancelable operating leases. These leases contain various expiration dates and renewal options. In January 2009, the Company renewed its lease for its office facility located at Palo Alto, California. The new lease term will expire in December 2013. The Company also leases certain software licenses under operating leases. Total rental expense for 2009 and 2008 was $0.7 million and $0.4 million, respectively.

Aggregate non-cancelable future minimum lease payments under capital and operating leases are as follows (in thousands):

Years ending December 31,	Capital Leases	Operating Leases
2010	$331	$1,083
2011	400	481
2012	400	337
2013	400	362
2014	406	—

Total minimum lease payments	$1,937	$2,263

Less: Amount representing interest	(515)

Total capital lease obligations	1,422
Less: Current portion	(195)

Long-term portion of capital lease obligations	$1,227

Contingencies

Tax Contingencies

In 2008, the Franchise Tax Board (“FTB”) completed its audit of the Company’s qualifying sales and use activity for 2004 through 2007 and has proposed an amount due. The Company received a notice from the FTB and was assessed $0.3 million, which represents principal and estimated interest and penalties. As a result, in the fourth quarter of 2008, the Company accrued $0.3 million in relation to the sales and use tax due for the period 2004 through 2007, and in June 2009, the Company paid approximately $0.2 million to the FTB. As of December 31, 2009, the Company has accrued the estimated sales and use tax payable relating to fiscal years 2008 and 2009.

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

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Product Warranties

The Company’s products typically carry a standard warranty period of one year. The table below summarizes the movement in the warranty accrual, which is included as a component of accrued and other current liabilities, for the years ended December 31, 2009 and 2008 (in thousands):

	Year ended December 31,
	2009	2008
Beginning balance	$120	$140
Accrual for warranties issued during the year	50	116
Settlements made (in cash or in kind)	(95)	(136)

Ending balance	$75	$120

NOTE 14—RESTRUCTURING

In December 2009, the Company adopted a plan to reduce the size of its facilities in Bothell, Washington. The Company reduced the amount of square footage it occupies from approximately 32,000 square feet to approximately 12,000 square feet and took a restructuring charge of $0.5 million to reflect the proportionate share of remaining lease expense it will incur for the unoccupied space of the facility and costs associated with improvements needed to segregate the facility. The existing lease on the facility expires in March 2011. Although the Company has made available for sub-lease approximately 20,000 square feet, it does not anticipate it will receive any sub-lease income associated with this space prior to the lease expiration. Approximately $0.4 million will be paid out in 2010 with the balance to be paid in 2011.

In October 2009, in anticipation of its acquisition by the Company, ChipX incurred severance costs of $0.4 million in connection with a reduction in its work force. The Company recognized this expense in its consolidated statement of operations after the acquisition date as a restructuring expense. All amounts were paid prior to December 31, 2009.

NOTE 15—RELATED PARTY TRANSACTIONS

As a result of the acquisition of ChipX on November 9, 2009, National Instruments Corporation, a former stockholder of ChipX, currently holds 1,066,265 shares of GigOptix common stock. Since the date of the acquisition, the Company generated revenue of $231,000 from sales to National Instruments Corporation.

NOTE 16—SUBSEQUENT EVENTS

On January 29, 2010, the Company, entered into a loan agreement for a secured line of credit facility (“Secured Credit Facility”) with Agility Capital, LLC (“Agility Capital”) to pay for transaction expenses incurred by the Company in its acquisition of ChipX. The Secured Credit Facility provides that the Company may borrow one advance of up to $500,000 and has a maturity date of December 1, 2010. Borrowings will bear interest at 14.0% per annum. Beginning March 1, 2010, and on the first day of each month thereafter, $50,000 plus accrued but unpaid interest is to be paid to Agility Capital, and all amounts outstanding on December 1, 2010 are due and payable at that time. In the event of a default, the interest rate will be increased to 5.0% above the rate that would otherwise apply, and in addition, Agility will receive a fee of $5,000, with an additional fee of $5,000 on each thirtieth day thereafter for so long as the event of default continues.

Under the terms of the Secured Credit Facility, the Company paid Agility Capital a $20,000 fee. Additionally, the Company issued a warrant for the purchase of 71,429 shares of the Company’s common stock.

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The warrant may either be (i) converted, on a cashless, net settlement basis, based on the fair market value as determined pursuant to the terms of the warrant, or (ii) exercised at a price per share equal to the lower of $2.10 or the price paid in the next sale or issuance of the Company’s common stock, if any, occurring by April 29, 2010. The warrant has a term of seven years. In the event of a default under the Secured Credit Facility, Agility Capital can acquire an additional 25,000 shares of the Company’s common stock at an exercise price equal to the average closing price of the Company’s common stock for the fifteen days before the date of the occurrence of the event of default, and an additional 35,000 shares on each thirtieth day thereafter for so long as the event of default continues, provided the aggregate additional shares which Agility Capital may acquire does not exceed 100,000 shares.

The Secured Credit Facility is secured by all personal property of the Company and ChipX, including all accounts, equipment, inventory, receivables, and general intangibles, and such security interest shall be junior in priority to such rights as are held by Bridge Bank, pursuant to the terms of the Credit Agreement.

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. In light of the material weakness set forth below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of that date. Notwithstanding the material weakness described below, our management performed additional analyses, reconciliations and other post-closing procedures and has concluded that the Company’s consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that we have the following material weakness in our internal control over financial reporting as of December 31, 2009:

We did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting requirements. Specifically, this deficiency resulted in audit adjustments related to the completeness and accuracy of our prepaid and other current assets, accruals and other current liabilities, capital lease and line of credit accounts, and disclosures in the consolidated financial statements for the year ended December 31, 2009. Additionally, this deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined this control deficiency constitutes a material weakness.

Based on the above described material weakness, our management, including our CEO and CFO has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2009 based on the criteria established in Internal Control—Integrated Framework issued by the COSO.

As a smaller reporting company, pursuant to the rules of the SEC, this Annual Report does not include an attestation report of the Company’s independent registered public accounting firm.

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

We have summarized below the remediation measures that we have implemented in response to the material weakness discussed above:

•

To strengthen our controls over our financial closing and external reporting process, we recently hired a Chief Financial Officer and a Corporate Controller, who we believe have the knowledge, experience and training in the application of U.S. generally accepted accounting principles commensurate with our financial reporting requirements.

We have summarized below the remediation measures that we plan to implement in response to the material weakness discussed above:

•

We will evaluate our business process controls with the intent to automate many of the currently manual processes through increased use of our enterprise resource planning (ERP) system. In addition, we have planned an upgrade and companywide integration of our ERP system, which is expected to be completed in fiscal year 2010.

•

We plan to implement internal control policies and procedures throughout the Company that fully meet the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and related SEC and PCAOB rules and regulations during fiscal year 2010.

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

The information required by this item will be incorporated by reference to the definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2009 Annual Meeting of Stockholders (the “Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be incorporated by reference to the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be incorporated by reference to the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be incorporated by reference to the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be incorporated by reference to the Proxy Statement.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a) Documents filed as part of the report

(1) Financial Statements

Consolidated Balance Sheets – December 31, 2009 and 2008

Consolidated Statement of Operations – Years Ended December 31, 2009 and 2008

Consolidated Statements of Stockholders’ Equity (Deficit) – Years Ended December 31, 2009 and 2008

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008

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
Dr. Avishay S. Katz, Chief Executive Officer and Chairman of the Board

Date: March 31, 2010

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Dr. Avishay S. Katz, as his true and lawful attorney-in-fact and agent, with power to act with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorney and agent may deem necessary or desirable to enable the registrant to comply with the U.S. Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission thereunder in connection with the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “Annual Report”), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his capacity as a director or officer of the registrant, to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorney and agent shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Dr. Avishay S. Katz	Chief Executive Officer and Chairman of the Board	March 31, 2010
Dr. Avishay S. Katz

/s/ Ronald K. Shelton	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2010
Ronald K. Shelton

/s/ C. James Judson	Director	March 31, 2010
C. James Judson

/s/ Joseph Vallner	Director	March 31, 2010
Joseph Vallner

/s/ Kimberly D.C. Trapp	Director	March 31, 2010
Kimberly D.C. Trapp

/s/ Neil Miotto	Director	March 31, 2010
Neil Miotto

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger by and among Lumera Corporation, GigOptix LLC, Galileo Merger Holdings, Inc., Galileo Merger Sub L, Inc. and Galileo Merger Sub G, LLC dated as of March 27, 2008. Filed previously with the Registrant’s Registration Statement on Form S-4 filed on September 8, 2008, SEC File No. 333-153362.

3.1	Form of Amended and Restated Certificate of Incorporation of the Registrant. Filed previously with the Registrant’s Registration Statement on Form S-4 filed on September 8, 2008, SEC File No. 333-153362.

3.2	Amended and Restated Bylaws of the Registrant. Filed previously with the Registrant’s Current Report on Form 8-K filed on June 4, 2009.

4.1	Form of Certificate representing the Common Stock, par value $0.001 per share, of the Registrant. Filed previously with the Registrant’s Amendment No. 2 to Registration Statement on Form S-4 filed on October 24, 2008, SEC File No. 333-153362.

4.2	Form of GigOptix, Inc. Common Stock Purchase Warrant issuable to Lumera Corporation Warrant holders. Filed previously with the Registrant’s Amendment No. 2 to Registration Statement on Form S-4 filed on October 24, 2008, SEC File No. 333-153362.

4.3	Form of Common Stock Warrant dated November 7, 2006. Filed previously with Lumera Corporation’s Current Report on Form 8-K filed on November 8, 2006.

4.4	Warrant for purchase of Shares of Common Stock dated February 21, 2008, issued by Lumera Corporation to Kingsbridge Capital Limited. Filed previously with Lumera Corporation’s Current Report on Form 8-K filed on February 25, 2008.

4.5	Form of Warrant issued to Placement Agent. Filed previously with Lumera Corporation’s Current Report on Form 8-K filed on July 15, 2008.

4.6	Warrant issued to Silicon Valley Bank on January 21, 2009. Filed previously with the Registrant’s Current Report on Form 8-K filed on January 21, 2008.

4.7	Form of Common Stock Warrant. Filed previously with Amendment No. 1 to Lumera Corporation’s Registration Statement on Form S-1 filed on June 24, 2004.

4.8	Warrant to Purchase 170,546 shares of Common Stock. Filed previously with Amendment No. 3 to Lumera Corporation’s Registration Statement on Form S-1 filed on July 12, 2004.

4.9	Form of Common Stock Warrant issued by Lumera Corporation to underwriters July 23, 2004. Filed previously with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 31, 2009.

4.10*	Form of Warrant in connection with the Loan and Security Agreement, dated as of November 12, 2009, by and between GigOptix, Inc. and Bridge Bank, N.A.

4.11*	Form of Warrant in connection with the Securities Purchase Agreement, dated as of December 28, 2009, by and between GigOptix, Inc. and the purchasers listed therein.

10.1	2000 Stock Option Plan of Lumera Corporation. Filed previously with Amendment No. 1 to Lumera Corporation’s Registration Statement on Form S-1 filed on June 24, 2004.

10.2	GigOptix, Inc. 2008 Equity Incentive Plan. Filed previously with the Registrant’s Registration Statement on Form S-4 filed on September 8, 2008, SEC File No. 333-153362.

10.3	2004 Equity Incentive Plan of Lumera Corporation. Filed previously with Amendment No. 1 to Lumera Corporation’s Registration Statement on Form S-1 filed on June 24, 2004.

10.4	2007 GigOptix LLC Equity Incentive Plan. Filed previously with the Registrant’s Registration Statement on Form S-4 filed on September 8, 2008, SEC File No. 333-153362.

1

Exhibit Number	Description
10.5	Lease Agreement, dated as of July 11, 2005, by and between S/I North Creek and Lumera Corporation for facilities located at 19910 North Creek Parkway, Bothell, WA. Filed previously with Lumera Corporation’s Current Report on Form 8-K filed on July 12, 2005.

10.6	Office Lease Agreement dated March 21, 2005 by and between EOP-Embarcadero Place, L.L.C. and iTerra Communications LLC for facilities located at 2400 Geng Road, Suite 100, Palo Alto, CA. Filed previously with the Registrant’s Amendment No. 2 to Registration Statement on Form S-4 filed on October 24, 2008, SEC File No. 333-153362.

10.7	First Amendment dated as of January 26, 2009 by and between EOP-Embarcadero Place, L.L.C. and the Company. Filed previously with Registrant’s Current Report on Form 8-K filed on January 21, 2008.

10.8	Exclusive Licensing Agreement effective October 20, 2000, by and between the University of Washington and Lumera Corporation. Filed previously with Lumera Corporation’s Registration Statement on Form S-1 filed on May 19, 2004.

10.9	License Agreement effective March 27, 2004, by and between Arizona Microsystems, L.L.C. and Lumera Corporation. Filed previously with Lumera Corporation’s Registration Statement on Form S-1 filed on May 19, 2004.

10.10	License Agreement dated August 31, 2007 by and between Digimimic S.r.l. and GigOptix LLC. Filed previously with the Registrant’s Registration Statement on Form S-4 filed on September 8, 2008, SEC File No. 333-153362.

10.11	Form of Note and Warrant Purchase Agreement effective April 20, 2004, by and between Lumera Corporation and the Lenders, as defined therein. Filed previously with Lumera Corporation’s Registration Statement on Form S-1 filed on May 19, 2004.

10.12	Amended and Restated Investors’ Rights Agreement dated August 25, 2003, by and between Lumera Corporation and the Investors, as defined therein. Filed previously with Lumera Corporation’s Registration Statement on Form S-1 filed on May 19, 2004.

10.13	Amendment to 2000 Stock Option Plan of Lumera Corporation. Filed previously with Amendment No. 1 to Lumera Corporation’s Registration Statement on Form S-1 filed on June 24, 2004.

10.14	Modulators Incorporating Polymers with Exceptionally High Electro-Optic Coefficients Development Agreement with the Defense Advanced Research Projects Agency dated June 30, 2006. Filed previously with Lumera Corporation’s Quarterly Report for the quarter ended June 30, 2006.

10.15	Form of Securities Purchase Agreement by and among Lumera Corporation and the Purchasers thereto dated November 7, 2006. Filed previously with Lumera Corporation’s Current Report on Form 8-K filed on November 8, 2006.

10.16	Employment Agreement by and between the Company and Dr. Katz, dated as of January 26, 2009. Filed previously with Registrant’s 8-K filed on January 29, 2009.

10.17	Form of Employment Agreement to be entered into between the Company and its executive officers. Filed previously with the Registrant’s 8-K filed on February 9, 2009.

10.18	Form of Incentive Stock Option Award Agreement. Filed previously with the Registrant’s Current Report on Form 8-K filed on March 17, 2009.

10.19	Form of Nonstatutory Stock Option Award Agreement. Filed previously with the Registrant’s Current Report on Form 8-K filed on March 17, 2009.

10.20	Common Stock Purchase Agreement, dated as of February 21, 2008, by and between Lumera Corporation and Kingsbridge Capital Limited. Filed previously with Lumera Corporation’s Current Report on Form 8-K filed on February 25, 2008.

2

Exhibit Number	Description
10.21	Stock Purchase Agreement by and between GigOptix LLC and the shareholders of Helix AG dated as of January 14, 2008. Filed previously with the Registrant’s Registration Statement on Form S-4 filed on September 8, 2008, SEC File No. 333-153362.

10.22	Contribution Agreement by and among Lumera Corporation and Asyrmatos, Inc., dated as of February 20, 2008. Filed previously with Lumera Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

10.23	Investors’ Rights Agreement by and between Lumera Corporation and Asyrmatos, Inc., dated as of February 20, 2008. Filed previously with Lumera Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

10.24	Right of First Refusal and Co-Sale Agreement by and among Lumera Corporation and Asyrmatos, Inc., dated as of February 20, 2008. Filed previously with Lumera Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

10.25	Voting Agreement by and among Lumera Corporation and Asyrmatos, Inc., dated as of February 20, 2008. Filed previously with Lumera Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

10.26	Loan and Security Agreement between Lumera Corporation and Asyrmatos, Inc., dated as of February 20, 2008. Filed previously with Lumera Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

10.27	Loan Agreement dated January 10, 2008 by and between GigOptix-Helix AG and GigOptix LLC. Filed previously with the Registrant’s Registration Statement on Form S-4 filed on September 8, 2008, SEC File No. 333-153362.

10.28	Registration Rights Agreement, dated February 21, 2008, by and between Lumera Corporation and Kingsbridge Capital Limited. Filed previously with Lumera Corporation’s Current Report on Form 8-K filed on February 25, 2008.

10.29	Common Stock Purchase Agreement, dated as of February 21, 2008, by and between Lumera Corporation and Kingsbridge Capital Limited. Filed previously with Lumera Corporation’s Current Report on Form 8-K filed on February 25, 2008.

10.30	Stock Purchase Agreement between Lumera Corporation and Rodman & Renshaw, LLC. Filed previously with Lumera Corporation’s Current Report on Form 8-K filed on July 14, 2008.

10.31	Unconditional Guaranty between the Company and Silicon Valley Bank, dated as of January 21, 2009. Filed previously with the Registrant’s Current Report on Form 8-K filed on January 21, 2008.

10.32	Default Waiver and Fourth Amendment to Loan and Security Agreement between GigOptix LLC and Silicon Valley Bank, effective as of December 31, 2008. Filed previously with the Registrant’s Current Report on Form 8-K filed on January 21, 2008.

10.33	Loan and Security Agreement, dated as of October 5, 2007, by and between GigOptix LLC and Silicon Valley Bank. Filed previously with Registrant’s Current Report on Form 8-K filed on January 21, 2008.

10.34	First Amendment to Loan and Security Agreement, dated as of August 21, 2008, by and between GigOptix LLC and Silicon Valley Bank. Filed previously with the Registrant’s Current Report on Form 8-K filed on January 21, 2008.

10.35	Default Waiver and Second Amendment to Loan and Security Agreement, dated as of September 26, 2008, by and between GigOptix LLC and Silicon Valley Bank. Filed previously with the Registrant’s Current Report on Form 8-K filed on January 21, 2008.

3

Exhibit Number	Description
10.36	Third Amendment to Loan and Security Agreement, dated as of October 27, 2008, by and between GigOptix LLC and Silicon Valley Bank. Filed previously with the Registrant’s Current Report on Form 8-K filed on January 21, 2008.

10.37	Plexera Asset Purchase Agreement, dated as of February 17, 2009. Filed previously with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 31, 2009.

10.38	Fifth Amendment to Loan and Security Agreement between GigOptix LLC and Silicon Valley Bank, dated as of February 28, 2009. Filed previously with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 31, 2009.

10.39	Agreement and Plan of Merger, dated as of November 9, 2009, among GigOptix, Inc., Ahoy Acquisition Corporation and ChipX, Incorporated. Filed previously with the Registrant’s Current Report on Form 8-K filed on November 10, 2009.

10.40	Loan and Security Agreement, dated as of December 9, 2008, by and between ChipX, Incorporated and Bridge Bank, N.A. Filed previously with the Registrant’s Current Report on Form 8-K filed on November 16, 2009.

10.41	Loan and Security Modification Agreement, dated as of May 5, 2009, by and between ChipX, Incorporated and Bridge Bank, N.A. Filed previously with the Registrant’s Current Report on Form 8-K filed on November 16, 2009.

10.42	Consent, Assignment, Assumption and Amendment Agreement, dated as of November 9, 2009, by and among GigOptix, Inc., ChipX, Incorporated and Bridge Bank, N.A. Filed previously with the Registrant’s Current Report on Form 8-K filed on November 16, 2009.

10.43	Loan and Security Agreement, dated as of November 12, 2009, by and among GigOptix, Inc., ChipX, Incorporated and Bridge Bank, N.A. Filed previously with the Registrant’s Current Report on Form 8-K filed on November 16, 2009.

10.44	Second Amendment to Lease Agreement, dated as of December 9, 2009, by and between GigOptix, Inc. and EOP-Embarcadero Place, L.L.C. Filed previously with the Registrant’s Current Report on Form 8-K filed on December 15, 2009.

10.45*	Securities Purchase Agreement, dated as of December 28, 2009, by and between GigOptix, Inc. and the purchasers listed therein.

21*	Subsidiaries of the registrant

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1*	Powers of Attorney (included on the signature pages hereto)

31.1*	Chief Executive Officer certification pursuant to Rule 13a-14(a)/15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer certification pursuant to Rule 13a-14(a)/15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chief Executive Officer certification pursuant to Rule 13a-14(b) or Rule 13d-14(b) and Section 1350, Chapter 63 of Title 18 United States Code (18 U.S.C. 1350) as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350, Chapter 63 of Title 18 United States Code (18 U.S.C. 1350) as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Filed herewith

4