Form 10-K/A
period 2009-12-31
GigOptix, Inc.
filed 2010-04-30
CIK 1432150

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock, held by non-affiliates as of July 5, 2009, (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $7.3 million.

The number of shares of Common Stock outstanding as of April 26, 2010 the most recent practicable date prior to the filing of this Annual Report on Form 10-K/A was 9,349,339 shares.

Explanatory Note

We are filing this Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2010 (the “10-K”). The purpose of this Amendment is to include in Part III the information that was to be incorporated by reference from the Proxy Statement for our 2010 Annual Meeting of Stockholders. This Amendment hereby amends Part III, Items 10 through 14, and Part IV, Item 15. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No changes have been made in this Amendment to modify or update the other disclosures presented in the 10-K. Other than as indicated in “Recent Developments,” this Amendment does not reflect events occurring after the filing of the original 10-K or modify or update those disclosures that may be affected by subsequent events. This Amendment should be read in conjunction with the 10-K and our other filings with the SEC.

As in the 10-K, GigOptix, Inc. is referred to throughout this report as GigOptix or the Company.

PART III DISCLOSURES

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The table below sets forth information regarding the members of our board of directors and non-director executive officers as of March 31, 2010. Our certificate of incorporation divides the board of directors into three classes with overlapping three-year terms. One class is elected each year at the annual meeting of stockholders, and the classes are to be as nearly equal in number as possible. Each director shall hold office until his or her successor is duly qualified. The board of directors and executive officers of the combined company is as follows:

Name	Age	Position	Director Since
Dr. Avi Katz	51	Chairman of the Board of Directors, Chief Executive Officer and President	2008
Ronald K. Shelton	48	Senior Vice President and Chief Financial Officer
Andrea Betti-Berutto	45	Senior Vice President and Chief Technical Officer
Julie Tipton	46	Senior Vice President of Operations
Kimberly D.C. Trapp	51	Director	2008
Neil J. Miotto	63	Director	2008
C. James Judson	65	Director	2008
Dr. Joseph J. Vallner	61	Director	2008

Dr. Avi Katz served as Chief Executive Officer, President, and chairman of the board of directors of GigOptix LLC and GigOptix Inc. since he co-founded the companies in July 2007 and through its merger with Lumera Corporation in December 2008, respectively. Dr. Katz also served as a board member, Chief Executive Officer and President of iTerra Communications LLC, the predecessor to GigOptix LLC, from April 2007 until October 2007. Dr. Katz also serves as the chairman of the board of directors of GigOptix-Helix AG and GigOptix Israel Ltd. From April 2006 to April 2007, he was the Corporate Development executive with Symphony Services Corp., and a Managing Partner and Chairman of APU-Global, a technology consulting company, which he founded in 2005. Dr. Katz was the Chief Executive Officer, President and a board member of Intransa, Inc., a provider of storage area network (SAN) over the IP systems, from 2003 to 2005, and was the Chief Executive Officer, President and a board member of Equator Technologies, Inc., a fabless semiconductor company, from 2000 to 2003. He holds numerous U.S. and international patents, has published about 300 technical papers and is the editor of a number of technical books. Dr. Katz received his Ph.D. in materials engineering and a B.S. in engineering from Technion-IIT, Israel, and is a graduate of the Israeli Naval Academy. As GigOptix’ co-founder, and the CEO since the inception, Dr. Katz has the benefit of understanding the Company’s complete history. This background, together with his extensive executive experience and exceptional technical skills make Dr. Katz uniquely qualified to serve on our Board of Directors.

Ronald K. Shelton has served as our Chief Financial Officer since December 2009, and in March 2010, was named our Senior Vice President and Chief Financial Officer. Mr. Shelton had previously served as a Consultant for Imara Corporation, a lithium-ion battery company, in 2009 and a Consultant and Acting Chief Financial Officer for IML Inc., a leading supplier of power management products for the TFT LCD market, from 2007 to 2008. Prior to that, Mr. Shelton served as Senior Vice President and Chief Financial Officer of Alien Technology Corporation, a company specializing in emerging radio frequency identification products, from 2005 to 2006 and as Chief Financial Officer of Alliance Semiconductor Corporation, a provider of analog and mixed signal products and high-performance memory products, from 2002 to 2005. Mr. Shelton has also previously served as Chief Financial Officer of Cirrus Logic, Lara Technology and EmpowerTel Networks. Mr. Shelton received his B.A. degree in economics from Stanford University.

Andrea Betti-Berutto is our Senior Vice President and Chief Technical Officer and has served as our Chief Technical Officer since the inception of GigOptix LLC in July 2007. Mr. Betti-Berutto was a co-founder of GigOptix LLC’s predecessor company, iTerra Communications, LLC, where he served in a variety of capacities from 2000 until July 2007. He also co-founded GigOptix LLC in July 2008. He has more than 16 years of experience in the design of Integrated Circuits (IC) and multichip modules for microwave, millimeter-wave, and RF applications. He is the author of several publications in technical journals in the area of power amplifiers, high-speed ICs, and broadband design for lightwave applications. Mr. Betti-Berutto received his M.S. degree in electrical engineering from the University of Rome “La Sapienza”.

Julie Tipton serves as our Senior Vice President of Operations since March 2010 following her tenure as our Vice President of Marketing since the inception of GigOptix LLC in July 2007. Previously, Ms. Tipton held numerous management positions at NXP Semiconductors and its predecessor, Philips Semiconductors, predominantly developing and marketing IC solutions for the consumer and mobile telephony segments from September 1985 until June 2007. She was most recently General Manager for Mobile Wireless LAN product line responsible for P&L. Her other positions at the company included Director of Operations for Business Line Connectivity, General Manager of Networking ASICs product line, Vice President and General Manager of Digital Video Interactive product line, Business Development Manager for Consumer ICs North America, and International Product Marketing Manager for Teletext ICs. Ms. Tipton received her BS degree in physics with electronics from the University of Kent at Canterbury and a Diploma in Marketing from Chartered Institute of Marketing, both in England.

Kimberly D.C. Trapp has served on our board of directors since December 2008. She previously served as a director of Lumera Corporation from October 2006 and a director of GigOptix LLC from October 2007 until the merger of the two companies in December 2008. Since February 2003, she has been an Industry Liaison Officer for the Center of Optical Technologies at Lehigh University, which advances the research and application of optical and electro-optic technologies. The Center has more than 45 industry liaison members and joint partners, has obtained more than $95 million in funding since 2001, and has recently opened The Smith Family Laboratory for Optical Technologies. Prior to joining Lehigh University, Ms. Trapp spent 23 years in the telecommunications industry, her last position being Director of Marketing Operations for the Agere Systems Optotectronics Business. Ms. Trapp received her B.S. degree in chemistry from Purdue University, her M.S. degree in inorganic chemistry from Fairleigh Dickinson University, and has completed an MBA program. From her experience in the industry, Ms. Trapp brings a tremendous amount of technical expertise, especially in the area of optical and electro-optic technologies, that we believe makes her well qualified to sit on our Board of Directors.

Neil J. Miotto has served on our board of directors since December 2008. He is a retired assurance partner of KPMG LLP, where he was a partner for twenty-seven years until his retirement in September 2006. While at KPMG, Mr. Miotto also served as an SEC reviewing partner. He is a member of American Institute of Certified Public Accountants. He holds a Bachelor of Business Administration degree from Baruch College, of The City University of New York. Mr. Miotto is a member of the Board of Directors of Micrel Inc., where he serves on the Audit Committee and Nominating/Corporate Governance Committee. The Company believes that Mr. Miotto’s extensive experience with public and financial accounting matters makes him well qualified to be on our Board of Directors.

C. James Judson has served on our board of directors since December 2008. Until its merger with GigOptix LLC in December 2008, Mr. Judson had served as a director of Lumera Corporation since August 2004 and as chairman of its board of directors since March 2007. In 1995, Mr. Judson co-founded Eagle River Investments, LLC, a Kirkland-based venture capital fund focused on communications. Since 1975, Mr. Judson has been a business law partner at Davis Wright Tremaine in Seattle. Mr. Judson has a B.A. from Stanford University in economics and an L.L.B. from Stanford Law School. Mr. Judson currently serves as a director of Garrett and Ring Management Inc., Port Blakely Tree Farms, L.P., The Joshua Green Corporation, Sonata Capital, Airbiquity, Welco Lumber, Eden Rock Communications, Opanga and TSK America Co., Ltd. We believe Mr. Judson is well qualified to be on our board due to his leadership skills as evidenced by his significant entrepreneurial expertise, his extensive board memberships and more than 40 years of corporate legal practice providing representation to both large and small companies.

Dr. Joseph J. Vallner has served on our board of directors since December 2008. Until its merger with GigOptix LLC in December 2008, Dr. Vallner had served as Interim Chief Executive Officer of Lumera Corporation since August 2007, and as a director since June 2006. From November 2006 until July 2007, Dr. Vallner was President and Chief Executive Officer of Capnia, Incorporated, a private company developing novel therapeutic products using its proprietary medical gas delivery system. From 1999 until 2006, he was President and Chief Operating Officer of Cell Genesys, Inc., a biotechnology company, where he was responsible for the research, development, manufacturing, clinical, regulatory and operations departments. He serves as a board member of the California Healthcare Institute. Dr. Vallner received his Ph.D. in pharmaceutics, an M.S. in physical chemistry and a B.S. in pharmacy from the University of Wisconsin, Madison. We believe Mr. Vallner’s extensive executive management experience with small and emerging companies have provided him the skills and attributes needed to serve on our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 furnished to us and written representations that no other reports were required, we believe that each of our directors, executive officers and beneficial owners of greater than 10% of our common stock complied during fiscal year 2009 with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, except for:

•	One Form 4 filed late in connection with sales of common stock on December 1, 2009 by each of the following persons: Julie Tipton, Dawn Casterson and Dr. Avi Katz; and
•	A Form 4 filed late in connection with a sale of common stock by Andrea Betti-Berutto on December 7, 2009.

Code of Ethics

We have adopted a Code of Business Ethics and Conduct that applies to our directors, executive officers and employees. We will disclose any future amendments to, or waivers from, the Code of Business Ethics and Conduct on our website http://www.gigoptix.com within four business days following the date of the amendment or waiver. We will provide to any person, without charge, a copy of Code of Business Ethics and Conduct upon written request to:

GigOptix, Inc.

2300 Geng Road, Suite 250

Palo Alto, California 94304

Attn: Investor Relations

Audit Committee

We have a separately designated standing audit committee, which has been established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The audit committee is comprised of not less than three nor more than four directors, each of whom is independent as determined by the board of directors and as defined by Rule 10A-3(b)(1) under the Exchange Act. The current independent members of our board serving on the audit committee are Mr. Miotto (who serves as chairman of the committee, and is designated the “audit committee financial expert” under SEC rules), Mr. Judson and Ms. Trapp.

The audit committee is responsible for monitoring and overseeing: (i) our accounting and financial reporting processes; (ii) the preparation and integrity of our financial statements; (iii) our compliance with financial statement and regulatory requirements; (iv) the performance of our internal finance and accounting personnel and our independent registered accounting firm and (v) the qualification and independence of our independent registered public accounting firm.

The audit committee has the authority to retain legal, accounting or other experts that it deems necessary to carry out its duties. It also has the authority to determine the compensation of such advisors, as well as that of our independent registered accounting firm, and to determine appropriate funding needs for ordinary administrative expenses that are necessary or appropriate for carrying out its duties.

Item 11.	Executive Compensation

The table below sets forth the compensation earned by our chief executive officer and our two other most highly compensated executive officers for the fiscal years ended December 31, 2009 and 2008 whose compensation exceeded $100,000. These individuals are collectively referred to as our named executive officers.

2009 Summary Compensation Table

Name and Principal Position	Year		Salary	Bonus	Stock Awards (1)	Option Awards(1)	All Other Compensation	Total
(a)	(b)		(c)	(d)	(e)	(f)	(i)	(j)
Dr. Avi Katz	2009		$326,190	$115,000	$—	$328,064	$912	$770,166
Chairman of the Board of Directors, Chief Executive Officer and President	2008	(2)	301,154	—	9,412	59,409	9,986	379,961

Julie Tipton	2009		223,384	25,000	—	44,136	373	292,893
Senior Vice President of Operations

Andrea Betti-Berutto	2009		203,076	25,000	—	103,682	312	332,070
Senior Vice President and Chief Technology Officer	2008	(2)	198,539	—	5,818	31,007	7,885	243,249

(1)	The amounts in columns (e) and (f) represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 10, “Stockholders’ Equity (Deficit),” to our audited financial statements for the fiscal year ended December 31, 2009 included in this Form 10-K.

(2)	Compensation earned by each of our named executive officers for the periods set forth below from GigOptix LLC, Lumera Corporation and GigOptix, Inc., as applicable, is as follows:

GigOptix LLC (for the period January 1, 2008 through December 8, 2008):

Name and Principal Position	Salary ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Dr. Avi Katz	288,462	9,412	29,695	9,446	337,015
Andrea Betti-Berutto	190,077	5,818	15,880	7,537	219,312

GigOptix, Inc. (for the period from December 9, 2008 through December 31, 2008):

Name and Principal Position	Salary ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Dr. Avi Katz	12,692	29,714	540	42,946
Andrea Betti-Berutto	8,462	15,127	348	23,937

Narrative Disclosure to Summary Compensation Table

On December 9, 2008, Lumera Corporation and GigOptix LLC completed their combination by merger, which resulted in the two companies becoming wholly owned subsidiaries of GigOptix, Inc. Immediately before the completion of the merger, the common stock of Lumera was registered under Section 12(b) of the Exchange Act. Upon the closing of the merger, the common stock of GigOptix, Inc. was deemed registered under Section 12(g) of the Exchange Act by operation of paragraph (a) of Rule 12g-3 under the Exchange Act.

For 2009, the Summary Compensation Table sets forth the aggregate compensation earned by each of our named executive officers in 2009, and also shows compensation earned in 2008 from each of GigOptix LLC or Lumera Corporation, as applicable, prior to the completion of the merger, and by GigOptix, Inc. following the completion of the merger. Footnote 2 to the Summary Compensation Table discloses the specific compensation earned by the named executive officers attributable to their service to each respective entity in 2008. All compensation earned after the closing of the merger, including all compensation earned in 2009, is attributable to the combined company, GigOptix, Inc.

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

Equity awards are generally granted pursuant to the GigOptix, Inc. 2008 Equity Incentive Plan. Equity grants to our executive officers generally vest as to 25% of the underlying award on the one-year anniversary of the grant date and monthly thereafter for a period of three years. In the case of stock options and warrants, the exercise price is set at 100% of the fair market value of the underlying common stock on the date of grant.

We have entered into a standard employment agreement with each of our executive officers, which governs the standard terms of employment as well as provides for certain payments upon termination of employment. We have entered into an employment agreement with Dr. Avi Katz, our chief executive officer, for the same purpose but with different terms. Both Dr. Katz’s employment agreement and the standard employment agreement are discussed in more detail below under the caption “Employment Arrangements with Named Executive Officers.”

Outstanding Equity Awards at Fiscal Year-End (2009)

	Option Awards
Name and Principal Position	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Dr. Avi Katz	8/1/07	27,500	—	$0.73	8/1/17
Chairman of the Board of Directors, Chief Executive Officer and President	8/1/07	6,875	—	$0.73	8/1/17
	8/1/07	10,312	—	$0.73	8/1/17
	8/1/07	137,500	—	$0.73	8/1/17
	11/6/08	37,048	—	$6.08	7/16/13
	12/17/08	145,334	436,004	$1.10	12/17/18
	3/19/09	—	77,764	$0.95	3/19/19
	11/9/09	—	93,176	$3.50	11/9/19
	11/9/09	—	36,824	$3.50	11/9/19
Andrea Betti-Berutto	8/1/07	44,412	—	$0.73	8/1/17
Senior Vice President and Chief Technology Officer	8/1/07	68,200	—	$0.73	8/1/17
	11/6/08	22,900	—	$6.08	7/16/13
	12/17/08	59,728	179,185	$1.10	12/17/18
	3/19/09	—	36,025	$0.95	3/19/19
	11/9/09	—	38,011	$3.50	11/9/19
Julie Tipton	8/1/07	30,250	—	$0.73	8/1/17
Senior Vice President of Operations	11/6/08	6,151	—	$6.08	7/16/13
	12/17/08	30,190	90,573	$1.10	12/17/18
	3/19/09	—	15,335	$0.95	3/19/19
	11/9/09	—	16,181	$3.50	11/9/19

Grant Date	Vesting Schedule for Dr. Katz
11/9/2009	The grant of 93,176 stock options vested as to 25% of the underlying award on the first anniversary of the grant date and as to 1/36 of the underlying award every month thereafter for three years. The grant of 36,824 stock options vested as to 25% of the underlying award on the first anniversary of the grant date and as to 1/36 of the underlying award every month thereafter for three years.

3/19/2009	The grant of 77,764 stock options vested as to 25% of the underlying award on the first anniversary of the grant date and as to 1/36 of the underlying award every month thereafter for three years.

12/17/2008	Grant of 581,338 stock options vests as to 25% of the underlying award on the one year anniversary of the grant date and as to 1/36 of the underlying award every month thereafter for three years.

11/6/2008	Warrant to purchase 37,048 shares was fully vested as of the grant date.

8/1/2007	The grant of 137,500 stock options vested as to 25% of the underlying award on the first anniversary of the grant date and as to 1/36 of the underlying award every month thereafter for three years, and then 50% of the unvested options were fully vested upon the closing of the GigOptix LLC merger with Lumera Corporation and the other 50% will be vested on 12/31/2009. The grant of 10,313 stock options, which was to vest upon the schedule closing of a financing event, fully vested upon the closing of the GigOptix LLC merger with

Lumera Corporation. The grants of 27,500 stock options and 6,875 stock options were fully vested on the grant date.

Grant Date	Vesting Schedule for Mr. Betti-Berutto

11/9/2009	The grant of 38,011 stock options vests as to 25% of the underlying award on the one year anniversary of the grant date and as to 1/36 of the underlying award every month thereafter for three years.

3/19/2009	The grant of 36,025 stock options vests as to 25% of the underlying award on the one year anniversary of the grant date and as to 1/36 of the underlying award every month thereafter for three years.

12/16/2008	The grant of 238,913 stock options vests as to 25% of the underlying award on the one year anniversary of the grant date and as to 1/36 of the underlying award every month thereafter for three years.

11/6/2008	Warrant to purchase 22,900 shares was fully vested as of the grant date.

8/1/2007	The grant of 68,200 stock options vested as to 25% of the underlying award on the first anniversary of the grant date and as to 1/36 of the underlying award every month thereafter for three years, and then 50% of the unvested option were fully vested upon the closing of the GigOptix LLC merger with Lumera Corporation and the other 50% will be vested on 12/31/2009. The grant of 44,412 stock options was fully vested on the grant date.

Grant Date	Vesting Schedule for Ms. Tipton

11/9/2009	The grant of 16,181 stock options vests as to 25% of the underlying award on the one year anniversary of the grant date and as to 1/36 of the underlying award every month thereafter for three years.

3/19/2009	The grant of 15,335 stock options vests as to 25% of the underlying award on the one year anniversary of the grant date and as to 1/36 of the underlying award every month thereafter for three years.

12/16/2008	The grant of 120,763 stock options vests as to 25% of the underlying award on the one year anniversary of the grant date and as to 1/36 of the underlying award every month thereafter for three years.

11/6/2008	Warrant to purchase 6,151 shares was fully vested as of the grant date.

8/1/2007	The grant of 30,250 stock options was fully vested on the grant date.

Employment Arrangements with Named Executive Officers

We do not have deferred compensation plans, pension plans or other similar arrangements or plans for our executive officers, except a tax-qualified 401(k) Plan, which is available generally to all of our employees.

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

Director Compensation

The following table sets forth the compensation earned for services performed for us as a director by each member of our board of directors, other than any directors who are also our named executive officers, during the fiscal year ended December 31, 2009.

2009 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
C. James Judson	—	—	—
Kimberly D.C. Trapp	—	—	—
Neil J. Miotto	—	$12,980	$12,980
Dr. Joseph J. Vallner	—	—	—
Stephen C. Johnson (2)	—	—	—
Douglas L. Swenson (3)	—	—	—

(1)	The amounts represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 13, “Stockholders’ Equity (Deficit),” to our audited financial statements for the fiscal year ended December 31, 2009 included in this Form 10-K.
(2)	Mr. Johnson resigned as a member of our board of directors effective March 19, 2009.
(3)	Mr. Swenson resigned as a member of our board of directors effective August 31, 2009.

As of December 31, 2009, each director held option awards as follows:

Name	Aggregate Number of Shares Underlying Stock Options (#)
C. James Judson	63,125
Kimberly D.C. Trapp	48,251
Neil J. Miotto	56,000
Dr. Joseph J. Vallner	56,249
Stephen C. Johnson (2)	—
Douglas L. Swenson (3)	—

Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our common stock as of April 26, 2010 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock on April 26, 2010;

•	each of our named executive officers and directors; and

•	all our executive officers and current directors, as a group.

	Beneficial Ownership of Our Common Stock as of December 31, 2009 Common Stock (1)
	Shares	Percent of Class
5% Stockholders
DBSI, Inc. (2)	2,375,634	23.73%
Arjesan I Limited Partnership (3)	578,986	6.05%
National Instruments Corporation (4)	1,066,270	11.40%
VantagePoint Venture Associates IV, L.L.C. (5)	699,828	7.49%
Elron Electronic Industries, Ltd. (6)	774,026	8.28%
Directors
C. James Judson (7)	49,375	*
Kimberly D.C. Trapp (7)	33,251	*
Dr. Joseph J. Vallner (7)	42,781	*
Neil J. Miotto (7)	35,500	*
Named Executive Officers
Dr. Avi Katz (7)	434,075	4.44%
Andrea Betti-Berutto (7)	224,906	2.35%
Julie Tipton (7)	82,058	*
All current directors and executive officers as a group (8 persons)	901,946	8.80%

*	Represents less than 1% of our outstanding common stock.
(1)	Unless otherwise indicated, each person’s address is c/o GigOptix, Inc., 2300 Geng Road, Suite 250, Palo Alto, California 94304. If a stockholder holds options or other securities that are exercisable or otherwise convertible into our common stock within 60 days of April 26, 2010, we treat the common stock underlying those securities as owned by that stockholder and as outstanding shares when we calculate that stockholder’s percentage ownership of our common stock. However, we do not consider that common stock to be outstanding when we calculate the percentage ownership of any other stockholder.
(2)	According to a Schedule 13D filed with the SEC on December 23, 2008, there are 742,549 shares held directly by iTerra Communications LLC (“iTerra”) and 972,612 shares held directly and 660,473 shares subject to a warrant held by Stellar Technologies LLC (“Stellar”), all of which the Schedule 13D states may be deemed to be beneficially owned by Douglas Swenson, DBSI, Inc. (“DBSI”) and DBSI Investments Limited Partnership (“DBSI Investments”). Stellar is the managing member of iTerra and is principally owned by DBSI Investments. Mr. Swenson is a general partner of DBSI Investments. DBSI holds the principal partner's interest in DBSI Investments, but the Company is informed that DBSI is currently in Chapter 11 bankruptcy proceedings (but not iTerra, Stellar or DBSI Investments) and that a Chapter 11 trustee was appointed by the bankruptcy court effective on August 31, 2009, at which date Mr. Swenson ceased to be the President of DBSI. The Company is uncertain the extent to which Mr. Swenson or DBSI is in a control position of DBSI Investments, and on that basis, is informed only that Mr. Swenson, DBSI Investments and DBSI (through the trustee) share voting and dispositive power over 2,375,634 shares. iTerra and Stellar share voting and dispositive power over all of the shares that each entity directly owns. The address for DBSI is 1550 S. Tech Lane, Meridian, Idaho 83642.
(3)	Includes 361,866 shares and a warrant to purchase 217,120 shares. According to the Schedule 13D filed with the SEC on December 19, 2008, Arjesan I Limited Partnership, Lionica Corporation and Mr. Leo Lax share voting and dispositive power over 578,986 shares. Mr. Lax is the President of Lionica Corporation, which is the general partner of Arjesan I Limited Partnership. The address for Arjesan I Limited Partnership is 33 Hansen Avenue, Kanata, Ontario K2K 2C8 Canada.
(4)	The information as to National Instruments Corporation is derived from a Schedule 13D filed with the SEC on November 19, 2009.

(5)	The information as to VantagePoint Venture Associates, IV L.L.C. is derived from a Schedule 13G filed with the SEC on November 19, 2009. VantagePoint Venture IV, L.L.C. is the general partner for VantagePoint Venture Partners IV (Q), L.P., which beneficial owns 634,046 shares, VantagePoint Venture Partners IV, L.P. which beneficial owns 63,474 shares, and VantagePoint Venture Partners Principals Fund, L.P., which owns 2,308 shares. Messrs, James Marver and Alan Salzman are the managing members of VantagePoint Venture Associates IV, L.L.C. VantagePoint Venture Associates IV, L.L.C, Mr. Marver and Mr. Salzman each disclaim beneficial ownership of such shares. The address for VantagePoint Venture Associates, IV L.L.C. is 1001 Bayhill Drive, Suite 300, San Bruno, California 94066.
(6)	According to a Schedule 13D filed with the SEC on November 19, 2009, by reason of Discount Investment Corporation Ltd. (“DIC”)’s 49% ownership (directly and through wholly owned subsidiaries) of the outstanding shares of Elron Electronic Industries Ltd. (“Elron”), DIC may be deemed a beneficial owner of, and may exercise voting or dispositive power with respect to, the shares held by Elron. DIC is controlled by IDB Development Corporation Ltd (“IDB Development”), a wholly owned subsidiary of IDB Holding Corporation Ltd. (“IDB Holding”). Nochi Dankner, Shelly Bergman, Ruth Manor and Avraham Livnat (the “Reporting Persons”), through private companies controlled by them, are shareholders of IDB Holding and through their privately owned companies have entered into a Shareholders Agreement for the purpose of maintaining and exercising control of IDB Holding as one single group of shareholders. IDB Development, IDB Holding, and each of the Reporting Persons may be deemed beneficial owners of, and may exercise voting or dispositive power with respect to, the shares held by Elron. Each Reporting Person disclaims beneficial ownership of all of the shares held by Elron. The address for Elron is Triangular Tower, 44th Floor, 3 Azrieli Center, Tel Aviv 67023, Israel.
(7)	Includes options to purchase shares of common stock exercisable within 60 days of April 26, 2010 as follows: 48,125 for Mr. Judson; 35,251 for Ms. Trapp; 41,249 for Dr. Vallner; 35,500 for Mr. Miotto; 397,027 for Dr. Katz; 202,006 for Mr. Betti-Berutto and 74,657 for Ms. Julie Tipton. Also includes warrants to purchase shares of common stock exercisable within 60 days of April 26, 2010 as follows: 22,900 for Mr. Betti-Berutto; 6,151 for Ms. Tipton and 37,048 for Dr. Katz.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Director Independence

The board of directors has determined that Mr. Judson, Mr. Miotto and Ms. Trapp are “independent” directors.

The company uses the independence standards set forth by Rule 5605(a)(2) of the Nasdaq Listing Rules. In reviewing the independence of our directors against these standards, we consider relationships and transactions between each director and members of the director’s family with us and our affiliates. Each member of our two standing committees, the Audit Committee and the Compensation Committee, is independent as defined by Rule 5605(a)(2) of the Nasdaq Listing Rules, and each member of our Audit Committee is also independent as defined by Rule 10A-3(b)(1) under the Securities and Exchange Act. We do not have a separately designated nominating committee. The entire board of directors serves this function, including Dr. Avishay Katz and Dr. Joseph Vallner, who are not independent.

Certain Relationships And Related Transactions

As a result of the acquisition of ChipX on November 9, 2009, National Instruments Corporation, a former stockholder of ChipX, became a stockholder of us, and currently holds 1,066,265 shares of 11.40% of our common stock. Since the date of acquisition through December 31, 2009, we generated revenue of $231,000 from sales to National Instruments.

Item 14.	Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed by PricewaterhouseCoopers LLP for auditing and other services provided to us for the fiscal years 2009 and 2008.

	2009	2008
Audit Fees (1)	$846,000	$968,000
Audit-Related Fees (2)	$100,000	$0
Tax Fees (3)	$25,400	$9,800
All Other Fees	$0	$0

(1)

Audit fees include fees for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in our Forms 10-Q and other services normally provided by accountants in connection with statutory and regulatory filings or engagements for those fiscal years. Included within the audit fees amount for 2008 is $325,000 related to professional services rendered by PricewaterhouseCoopers LLP in connection with their review of the Form S-4 of the predecessor registrant, which was filed on October 24, 2008. Included within the audit fees amount for 2009 is $340,000 related to professional services rendered by PricewaterhouseCoopers LLP in connection with our acquisition of ChipX and associated regulatory filings.

(2)	Included in audit related fees for 2009 is $100,000 related to due diligence services rendered by PricewaterhouseCoopers LLP in connection with our acquisition of ChipX.

(3)	Fees for tax services relate to tax return preparation and other compliance services.

In considering the nature of the services provided by the independent registered public accounting firm, the Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with the independent registered public accounting firm and our management to determine that they are permitted under the rules and regulations concerning auditors’ independence promulgated by the Securities and Exchange Commission, as well as the American Institute of Certified Public Accountants.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee pre-approves all audit services and all permitted non-audit services by the independent registered public accounting firm. The Audit Committee evaluates whether our use of the independent registered public accounting firm for permitted non-audit services is compatible with maintaining the independence of the independent registered public accounting firm. The Audit Committee’s policies prohibit the Company from engaging the independent registered public accounting firm to provide any services relating to bookkeeping or other services related to accounting records or financial statements, financial information systems design and implementation, appraisal or valuation services, fairness opinions or contribution-in-kind reports, actuarial services, or internal audit outsourcing services unless it is reasonable to conclude that the results of these services will not be subject to audit procedures. The Audit Committee’s policies prohibit the Company from engaging the independent registered public accounting firm to provide any services relating to any management function, expert services not related to the audit, legal services, broker-dealer, investment adviser, or investment banking services or human resource consulting. The Audit Committee approved in advance all fees for services provided by our independent registered public accounting firm, PricewaterhouseCoopers LLP, for the years ended December 31, 2009 and 2008 and has concluded that the provision of these services is compatible with the accountants’ independence.

RECENT DEVELOPMENTS

Events of default under our loan agreement with Agility Capital arose in March 2010 that Agility Capital agreed to waive. As consideration for the waiver, we agreed to pay $5,000 to Agility Capital (and under the terms of the loan agreement, in the event of a default, we are obligated to pay a default fee of $5,000). In addition, as set forth in the warrant issued on January 29, 2010 by us to Agility Capital, filed hereto as Exhibit 4.12, in the event of a default under the loan agreement, Agility Capital is to become entitled to an additional 25,000 shares under such warrant with an exercise price equal to the average closing price of our common stock for the 15 days before the date of the occurrence of the event of default. As further consideration for the waiver by Agility Capital, we issued such additional 25,000 warrant shares to Agility Capital with an exercise price of $2.00 per share, which is equal to the average closing price of our common stock for the 15 days before the date of the occurrence of the event of defaults. However, solely for the purpose of clarifying that these 25,000 shares were being issued as a result of the occurrence of the event of defaults, the parties determined to issue a new warrant dated April 5, 2010, filed as Exhibit 4.13 hereto, rather than have the 25,000 shares be exercisable under the existing warrant dated January 29, 2010.

In addition, events of default arose under our credit agreement with Bridge Bank, which Bridge Bank agreed to waive. As consideration for the waiver, we agreed to pay Bridge Bank a waiver fee of $15,000 and to issue to Bridge Bank a warrant dated April 7, 2010 to purchase 20,000 shares of our common stock with an exercise price of $3.65 per share, filed as Exhibit 4.14 hereto.

As disclosed in our Current Report on Form 8-K dated April 23, 2010, we have entered into a loan and security agreement with Silicon Valley Bank on April 23, 2010. With the funding by Silicon Valley Bank under the terms of that loan and security agreement, we are terminating both the credit agreement with Bridge Bank and the loan agreement with Agility Capital as having been fully performed by us. For more information, please review our Current Report on Form 8-K dated April 23, 2010.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a) Documents filed as part of the report:

3. The following exhibits are filed as part of this Report or, where indicated, were previously filed and are hereby incorporated by reference:

Refer to the Exhibit Index herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GigOptix, Inc.

By:	/S/ DR. AVISHAY S. KATZ
Dr. Avishay S. Katz, Chief Executive Officer and Chairman of the Board

Date: April 30, 2010

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Dr. Avishay S. Katz, as his true and lawful attorney-in-fact and agent, with power to act with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorney and agent may deem necessary or desirable to enable the registrant to comply with the U.S. Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission thereunder in connection with the registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009 (the “Annual Report”), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his capacity as a director or officer of the registrant, to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorney and agent shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/S/ DR. AVISHAY S. KATZ Dr. Avishay S. Katz	Chief Executive Officer and Chairman of the Board	April 30, 2010

/S/ RONALD K. SHELTON Ronald K. Shelton	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 30, 2010

/S/ C. JAMES JUDSON C. James Judson	Director	April 30, 2010

/S/ JOSEPH VALLNER Joseph Vallner	Director	April 30, 2010

/S/ KIMBERLY D.C. TRAPP Kimberly D.C. Trapp	Director	April 30, 2010

/S/ NEIL MIOTTO Neil Miotto	Director	April 30, 2010

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger by and among Lumera Corporation, GigOptix LLC, Galileo Merger Holdings, Inc., Galileo Merger Sub L, Inc. and Galileo Merger Sub G, LLC dated as of March 27, 2008. Filed previously with the Registrant’s Registration Statement on Form S-4 filed on September 8, 2008, SEC File No. 333-153362.

3.1	Form of Amended and Restated Certificate of Incorporation of the Registrant. Filed previously with the Registrant’s Registration Statement on Form S-4 filed on September 8, 2008, SEC File No. 333-153362.

3.2	Amended and Restated Bylaws of the Registrant. Filed previously with the Registrant’s Current Report on Form 8-K filed on June 4, 2009.

4.1	Form of Certificate representing the Common Stock, par value $0.001 per share, of the Registrant. Filed previously with the Registrant’s Amendment No. 2 to Registration Statement on Form S-4 filed on October 24, 2008, SEC File No. 333-153362.

4.2	Form of GigOptix, Inc. Common Stock Purchase Warrant issuable to Lumera Corporation Warrant holders. Filed previously with the Registrant’s Amendment No. 2 to Registration Statement on Form S-4 filed on October 24, 2008, SEC File No. 333-153362.

4.3	Form of Common Stock Warrant dated November 7, 2006. Filed previously with Lumera Corporation’s Current Report on Form 8-K filed on November 8, 2006.

4.4	Warrant for purchase of Shares of Common Stock dated February 21, 2008, issued by Lumera Corporation to Kingsbridge Capital Limited. Filed previously with Lumera Corporation’s Current Report on Form 8-K filed on February 25, 2008.

4.5	Form of Warrant issued to Placement Agent. Filed previously with Lumera Corporation’s Current Report on Form 8-K filed on July 15, 2008.

4.6	Warrant issued to Silicon Valley Bank on January 21, 2009. Filed previously with the Registrant’s Current Report on Form 8-K filed on January 21, 2008.

4.7	Form of Common Stock Warrant. Filed previously with Amendment No. 1 to Lumera Corporation’s Registration Statement on Form S-1 filed on June 24, 2004.

4.8	Warrant to Purchase 170,546 shares of Common Stock. Filed previously with Amendment No. 3 to Lumera Corporation’s Registration Statement on Form S-1 filed on July 12, 2004.

4.9	Form of Common Stock Warrant issued by Lumera Corporation to underwriters July 23, 2004. Filed previously with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 31, 2009.

4.10	Form of Warrant in connection with the Loan and Security Agreement, dated as of November 12, 2009, by and between GigOptix, Inc. and Bridge Bank, N.A. Filed previously with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 31, 2010.

4.11	Form of Warrant in connection with the Securities Purchase Agreement, dated as of December 28, 2009, by and between GigOptix, Inc. and the purchasers listed therein. Filed previously with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 31, 2010.

4.12*	Form of Warrant in connection with the Loan Agreement, dated January 29, 2010, by and between GigOptix, Inc. and Agility Capital, LLC.

4.13*	Warrant issued by GigOptix, Inc. to Agility Capital, LLC on April 5, 2010 in connection with the Loan Agreement.

4.14*	Warrant issued by GigOptix, Inc. to Bridge Bank, N.A. on April 7, 2010 in connection with the Loan and Security Agreement.

10.1	2000 Stock Option Plan of Lumera Corporation. Filed previously with Amendment No. 1 to Lumera Corporation’s Registration Statement on Form S-1 filed on June 24, 2004.

10.2	GigOptix, Inc. 2008 Equity Incentive Plan. Filed previously with the Registrant’s Registration Statement on Form S-4 filed on September 8, 2008, SEC File No. 333-153362.

Exhibit Number	Description

10.3	2004 Equity Incentive Plan of Lumera Corporation. Filed previously with Amendment No. 1 to Lumera Corporation’s Registration Statement on Form S-1 filed on June 24, 2004.

10.4	2007 GigOptix LLC Equity Incentive Plan. Filed previously with the Registrant’s Registration Statement on Form S-4 filed on September 8, 2008, SEC File No. 333-153362.

10.5	Lease Agreement, dated as of July 11, 2005, by and between S/I North Creek and Lumera Corporation for facilities located at 19910 North Creek Parkway, Bothell, WA. Filed previously with Lumera Corporation’s Current Report on Form 8-K filed on July 12, 2005.

10.6	Office Lease Agreement dated March 21, 2005 by and between EOP-Embarcadero Place, L.L.C. and iTerra Communications LLC for facilities located at 2400 Geng Road, Suite 100, Palo Alto, CA. Filed previously with the Registrant’s Amendment No. 2 to Registration Statement on Form S-4 filed on October 24, 2008, SEC File No. 333-153362.

10.7	First Amendment dated as of January 26, 2009 by and between EOP-Embarcadero Place, L.L.C. and the Company. Filed previously with Registrant’s Current Report on Form 8-K filed on January 21, 2008.

10.8	Exclusive Licensing Agreement effective October 20, 2000, by and between the University of Washington and Lumera Corporation. Filed previously with Lumera Corporation’s Registration Statement on Form S-1 filed on May 19, 2004.

10.9	License Agreement effective March 27, 2004, by and between Arizona Microsystems, L.L.C. and Lumera Corporation. Filed previously with Lumera Corporation’s Registration Statement on Form S-1 filed on May 19, 2004.

10.10	License Agreement dated August 31, 2007 by and between Digimimic S.r.l. and GigOptix LLC. Filed previously with the Registrant’s Registration Statement on Form S-4 filed on September 8, 2008, SEC File No. 333-153362.

10.11	Form of Note and Warrant Purchase Agreement effective April 20, 2004, by and between Lumera Corporation and the Lenders, as defined therein. Filed previously with Lumera Corporation’s Registration Statement on Form S-1 filed on May 19, 2004.

10.12	Amended and Restated Investors’ Rights Agreement dated August 25, 2003, by and between Lumera Corporation and the Investors, as defined therein. Filed previously with Lumera Corporation’s Registration Statement on Form S-1 filed on May 19, 2004.

10.13	Amendment to 2000 Stock Option Plan of Lumera Corporation. Filed previously with Amendment No. 1 to Lumera Corporation’s Registration Statement on Form S-1 filed on June 24, 2004.

10.14	Modulators Incorporating Polymers with Exceptionally High Electro-Optic Coefficients Development Agreement with the Defense Advanced Research Projects Agency dated June 30, 2006. Filed previously with Lumera Corporation’s Quarterly Report for the quarter ended June 30, 2006.

10.15	Form of Securities Purchase Agreement by and among Lumera Corporation and the Purchasers thereto dated November 7, 2006. Filed previously with Lumera Corporation’s Current Report on Form 8-K filed on November 8, 2006.

10.16	Employment Agreement by and between the Company and Dr. Katz, dated as of January 26, 2009. Filed previously with Registrant’s 8-K filed on January 29, 2009.

10.17	Form of Employment Agreement to be entered into between the Company and its executive officers. Filed previously with the Registrant’s 8-K filed on February 9, 2009.

10.18	Form of Incentive Stock Option Award Agreement. Filed previously with the Registrant’s Current Report on Form 8-K filed on March 17, 2009.

10.19	Form of Nonstatutory Stock Option Award Agreement. Filed previously with the Registrant’s Current Report on Form 8-K filed on March 17, 2009.

10.20	Common Stock Purchase Agreement, dated as of February 21, 2008, by and between Lumera Corporation and Kingsbridge Capital Limited. Filed previously with Lumera Corporation’s Current Report on Form 8-K filed on February 25, 2008.

Exhibit Number	Description

10.21	Stock Purchase Agreement by and between GigOptix LLC and the shareholders of Helix AG dated as of January 14, 2008. Filed previously with the Registrant’s Registration Statement on Form S-4 filed on September 8, 2008, SEC File No. 333-153362.

10.22	Contribution Agreement by and among Lumera Corporation and Asyrmatos, Inc., dated as of February 20, 2008. Filed previously with Lumera Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

10.23	Investors’ Rights Agreement by and between Lumera Corporation and Asyrmatos, Inc., dated as of February 20, 2008. Filed previously with Lumera Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

10.24	Right of First Refusal and Co-Sale Agreement by and among Lumera Corporation and Asyrmatos, Inc., dated as of February 20, 2008. Filed previously with Lumera Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

10.25	Voting Agreement by and among Lumera Corporation and Asyrmatos, Inc., dated as of February 20, 2008. Filed previously with Lumera Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

10.26	Loan and Security Agreement between Lumera Corporation and Asyrmatos, Inc., dated as of February 20, 2008. Filed previously with Lumera Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

10.27	Loan Agreement dated January 10, 2008 by and between GigOptix-Helix AG and GigOptix LLC. Filed previously with the Registrant’s Registration Statement on Form S-4 filed on September 8, 2008, SEC File No. 333-153362.

10.28	Registration Rights Agreement, dated February 21, 2008, by and between Lumera Corporation and Kingsbridge Capital Limited. Filed previously with Lumera Corporation’s Current Report on Form 8-K filed on February 25, 2008.

10.29	Common Stock Purchase Agreement, dated as of February 21, 2008, by and between Lumera Corporation and Kingsbridge Capital Limited. Filed previously with Lumera Corporation’s Current Report on Form 8-K filed on February 25, 2008.

10.30	Stock Purchase Agreement between Lumera Corporation and Rodman & Renshaw, LLC. Filed previously with Lumera Corporation’s Current Report on Form 8-K filed on July 14, 2008.

10.31	Unconditional Guaranty between the Company and Silicon Valley Bank, dated as of January 21, 2009. Filed previously with the Registrant’s Current Report on Form 8-K filed on January 21, 2008.

10.32	Default Waiver and Fourth Amendment to Loan and Security Agreement between GigOptix LLC and Silicon Valley Bank, effective as of December 31, 2008. Filed previously with the Registrant’s Current Report on Form 8-K filed on January 21, 2008.

10.33	Loan and Security Agreement, dated as of October 5, 2007, by and between GigOptix LLC and Silicon Valley Bank. Filed previously with Registrant’s Current Report on Form 8-K filed on January 21, 2008.

10.34	First Amendment to Loan and Security Agreement, dated as of August 21, 2008, by and between GigOptix LLC and Silicon Valley Bank. Filed previously with the Registrant’s Current Report on Form 8-K filed on January 21, 2008.

10.35	Default Waiver and Second Amendment to Loan and Security Agreement, dated as of September 26, 2008, by and between GigOptix LLC and Silicon Valley Bank. Filed previously with the Registrant’s Current Report on Form 8-K filed on January 21, 2008.

Exhibit Number	Description

10.36	Third Amendment to Loan and Security Agreement, dated as of October 27, 2008, by and between GigOptix LLC and Silicon Valley Bank. Filed previously with the Registrant’s Current Report on Form 8-K filed on January 21, 2008.

10.37	Plexera Asset Purchase Agreement, dated as of February 17, 2009. Filed previously with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 31, 2009.

10.38	Fifth Amendment to Loan and Security Agreement between GigOptix LLC and Silicon Valley Bank, dated as of February 28, 2009. Filed previously with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 31, 2009.

10.39	Agreement and Plan of Merger, dated as of November 9, 2009, among GigOptix, Inc., Ahoy Acquisition Corporation and ChipX, Incorporated. Filed previously with the Registrant’s Current Report on Form 8-K filed on November 10, 2009.

10.40	Loan and Security Agreement, dated as of December 9, 2008, by and between ChipX, Incorporated and Bridge Bank, N.A. Filed previously with the Registrant’s Current Report on Form 8-K filed on November 16, 2009.

10.41	Loan and Security Modification Agreement, dated as of May 5, 2009, by and between ChipX, Incorporated and Bridge Bank, N.A. Filed previously with the Registrant’s Current Report on Form 8-K filed on November 16, 2009.

10.42	Consent, Assignment, Assumption and Amendment Agreement, dated as of November 9, 2009, by and among GigOptix, Inc., ChipX, Incorporated and Bridge Bank, N.A. Filed previously with the Registrant’s Current Report on Form 8-K filed on November 16, 2009.

10.43	Loan and Security Agreement, dated as of November 12, 2009, by and among GigOptix, Inc., ChipX, Incorporated and Bridge Bank, N.A. Filed previously with the Registrant’s Current Report on Form 8-K filed on November 16, 2009.

10.44	Second Amendment to Lease Agreement, dated as of December 9, 2009, by and between GigOptix, Inc. and EOP-Embarcadero Place, L.L.C. Filed previously with the Registrant’s Current Report on Form 8-K filed on December 15, 2009.

10.45	Securities Purchase Agreement, dated as of December 28, 2009, by and between GigOptix, Inc. and the purchasers listed therein. Filed previously with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 31, 2010.

10.46*	Loan Agreement, dated January 29, 2010 between GigOptix, Inc., ChipX, Incorporated and Agility Capital, LLC.¿

21	Subsidiaries of the registrant. Filed previously with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 31, 2010.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm. Filed previously with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 31, 2010.

24.1*	Powers of Attorney (included on the signature pages hereto)

31.1*	Chief Executive Officer certification pursuant to Rule 13a-14(a)/15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer certification pursuant to Rule 13a-14(a)/15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer certification pursuant to Rule 13a-14(b) or Rule 13d-14(b) and Section 1350, Chapter 63 of Title 18 United States Code (18 U.S.C. 1350) as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. Filed previously with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 31, 2010.

32.2	Chief Financial Officer certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350, Chapter 63 of Title 18 United States Code (18 U.S.C. 1350) as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. Filed previously with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 31, 2010.

*	Filed herewith
¿	Portions of this exhibit were redacted pursuant to a confidential treatment request filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.