Form 10-Q
period 2010-04-04
GigOptix, Inc.
filed 2010-05-10
CIK 1432150

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2010

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 333-153362

GIGOPTIX, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-2439072
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2300 Geng Road, Suite 250,

Palo Alto, CA 94303

Registrant’s telephone number: (650-424-1937)

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

The number of shares of Common Stock outstanding as of May 4, 2010 the most recent practicable date prior to the filing of this Quarterly Report on Form 10-Q, was 9,349,339 shares.

PART I

FINANCIAL INFORMATION

GIGOPTIX, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	April 4, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$1,719	$3,583
Accounts receivable, net	3,242	3,750
Inventories	1,364	1,457
Prepaid and other current assets	997	816

Total current assets	7,322	9,606
Property and equipment, net	3,854	4,334
Intangible assets, net	4,478	4,716
Goodwill	7,307	7,307
Restricted cash	599	601
Other assets	772	758

Total assets	$24,332	$27,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,749	$4,376
Accrued and other current liabilities	4,880	5,403
Line of credit	1,563	1,324

Total current liabilities	10,192	11,103
Pension liabilities	182	186
Other long term liabilities	1,851	2,035

Total liabilities	12,225	13,324
Commitments and contingencies (Note 10)
Stockholders’ Equity
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of April 4, 2010 and December 31, 2009	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized as of; 9,337,347 and 9,289,682 shares issued and outstanding as of April 4, 2010 and December 31, 2009, respectively	9	9
Additional paid-in capital	83,164	82,814
Accumulated deficit	(71,180)	(68,993)
Accumulated other comprehensive income	114	168

Total stockholders’ equity	12,107	13,998

Total liabilities and stockholders’ equity	$24,332	$27,322

See accompanying Notes to Consolidated Financial Statements

GIGOPTIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended
	April 4, 2010	April 5, 2009
Revenue
Product	$5,134	$2,477
Government contracts	139	1,617

Total revenue	5,273	4,094
Cost of revenue
Product	2,601	1,160
Government contracts	94	580

Total cost of revenue	2,695	1,740

Gross profit	2,578	2,354

Research and development expense	2,080	1,499
Selling, general and administrative expense	2,134	2,285
Restructuring Expense	428	—

Total operating expenses	4,642	3,784

Loss from operations	(2,064)	(1,430)
Interest expense, net	(110)	2
Other income (expense), net	(13)	336

Net loss before benefit from income taxes	(2,187)	(1,092)
Benefit from income taxes	—	77

Net loss	(2,187)	$(1,015)

Net loss per share - basic and diluted	$(0.23)	$(0.20)

Weighted average number of shares used in per share calculations - basic and diluted	9,307	5,173

See accompanying Notes to Consolidated Financial Statements

GIGOPTIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	April 4, 2010	April 5, 2009
Cash flows from operating activities:
Net loss	$(2,187)	$(1,015)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	775	237
Stock-based compensation expense	304	140
Write down of fixed assets	121
Amortization of discount on loan	48	—
Provision for excess and obsolete inventory	19
Deferred taxes	—	(37)
Amortization of acquisition-related payment	150	175
(Gain)/Loss on sale of assets	3	(300)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	505	(544)
Inventories	(83)	12
Prepaid and other current assets	(331)	(329)
Other assets	(14)	99
Accounts payable	(622)	(261)
Accrued and other current liabilities	(654)	(235)

Net cash used in operating activities	(1,966)	(2,058)

Cash flows from investing activities:
Purchases of property and equipment	(37)	(166)
Proceeds from sale of assets	—	300

Net cash provided by (used in) investing activities	(37)	134

Cash flows from financing activities:
Proceeds from issuance of common stock and common stock warrants	47	—
Proceeds from short-term loan	500	792
Repayment of line of credit	(309)	(1,092)
Repayment of capital lease obligations	(51)	—

Net cash provided by (used in) financing activities	187	(300)

Effect of exchange rates on cash and cash equivalents	(48)	(3)
Net decrease in cash and cash equivalents	(1,864)	(2,227)
Cash and cash equivalents at beginning of the period	3,583	6,871

Cash and cash equivalents at end of period	$1,719	$4,644

Supplemental disclosure of cash flow information:
Interest paid	$30	$6

See accompanying Notes to Consolidated Financial Statements

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

GigOptix Inc. (“GigOptix” or “the Company”), the successor to GigOptix LLC., was formed as a Delaware corporation in March 2008 in order to facilitate a combination between GigOptix LLC and Lumera Corporation (Lumera). Before the combination, GigOptix LLC acquired the assets of iTerra Communications LLC in July 2007 (iTerra) and Helix Semiconductors AG (Helix) in January 2008. On November 9, 2009, GigOptix acquired ChipX, Incorporated (ChipX). As a result of the acquisitions, Helix, Lumera and ChipX all became wholly owned subsidiaries of GigOptix.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has incurred significant losses since inception, attributable to its efforts to design and commercialize its products. For the three months ended April 4, 2010 and the year ended December 31, 2009, the Company incurred net losses of $2.2 million and $10.4 million, respectively, and cash outflows from operations of $2.0 million and $4.1 million, respectively. As of April 4, 2010 and December 31, 2009, the Company had an accumulated deficit of $71.2 million and $69.0 million, respectively. The Company has managed its liquidity during this time through a series of cost reduction initiatives, sales of common stock and working capital management.

The Company does not expect to generate sufficient cash from operations needed to finance its anticipated operations for the foreseeable future. Accordingly, the Company will need to seek funding through public or private financings, including equity financings, and through other arrangements including collaborations. The Company could require additional financing sooner than expected if it has poor financial results, including unanticipated expenses, or an unanticipated drop in projected revenues. Such financing may be unavailable when needed or may not be available on acceptable terms. If the Company raises additional funds by issuing equity or convertible debt securities, the percentage ownership of our current stockholders will be reduced, and these securities may have rights superior to those of its common stock. If adequate funds are not available to satisfy either short-term or long-term capital requirements, or if planned revenues are not generated, the Company may be required to limit its operations substantially. These limitations of operations may include a possible sale or shutdown of portions of the business, reductions in capital expenditures and reductions in staff and discretionary costs.

The Company’s ability to continue as a going concern is dependent on many events outside its direct control, including, among other things: obtaining additional financing either privately or through public markets and consumers purchasing its products in substantially higher volumes. The Company’s significant recent operating losses and negative cash flows, among other factors, raise substantial doubt as to its ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Presentation

The Company’s fiscal year ends on December 31. For quarterly reporting, the Company employs a four-week, four-week, five week reporting period. The current three month period ended on Sunday, April 4, 2010. The first quarter of fiscal 2009 ended on Sunday, April 5, 2009. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements as of April 4, 2010 and for the three months ended April 4, 2010 and April 5, 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X, and include the accounts of the Company and all of its subsidiaries. Accordingly, they do not include all of the information and footnotes required by such accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company’s consolidated financial position and operations have been included. The condensed consolidated results of operations for the three months ended April 4, 2010 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2010.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported periods. These judgments can be subjective and complex, and consequently, actual results could differ materially from those estimates and assumptions. Descriptions of these estimates and assumptions are included in the 2009 Form 10-K and the company encourages you to read its 2009 Form 10-K for more information about such estimates and assumptions.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued guidance on determining fair value when the volume and level of activity for an asset or liability has significantly decreased, and in identifying transactions that are not orderly. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value. The guidance was effective on a prospective basis for interim and annual periods ending after June 15, 2009. There has been no material impact on the Company’s consolidated financial statements related to the adoption of this standard.

In April 2009, the FASB issued guidance on the recognition and presentation of other-than-temporary impairments on investments in debt securities. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings) and 2) all other amounts (recorded in other comprehensive income). This guidance was effective on a prospective basis for interim and annual periods ending after June 15, 2009. There was no material impact on the Company’s consolidated financial statements related to the adoption of this standard.

In April 2010, the FASB issued guidance on the recognition of revenue under the milestone method, which allows a vendor to adopt an accounting policy to recognize all of the arrangement consideration that is contingent on the achievement of a substantive milestone (milestone consideration) in the period the milestone is achieved. The pronouncement is effective on a prospective basis for milestones achieved in fiscal years and interim periods within those years, beginning on or after June 15, 2010. The Company does not expect the adoption of ASU 2010-17 to have a significant impact on its consolidated financial statements.

NOTE 3 – BALANCE SHEET COMPONENTS

Accounts receivable, net, consisted of the following (in thousands):

	April 4, 2010	December 31, 2009
Billed accounts receivable	$3,253	$3,591
Unbilled accounts receivable	211	321
Allowance for doubtful accounts	(222)	(162)

	$3,242	$3,750

Inventories consisted of the following (in thousands):

	April 4, 2010	December 31, 2009
Raw materials	$472	$506
Work in process	233	238
Finished goods	659	713

	$1,364	$1,457

Prepaid and other current assets consisted of the following (in thousands):

	April 4, 2010	December 31, 2009
Escrow payment related to continued employment	$450	$600
Other prepaid expenses and current assets	547	216

	$997	$816

Property and equipment, net consisted of the following (in thousands, except depreciable life):

	Depreciable Life	April 4, 2010	December 31, 2009
	(In years)
Network and laboratory equipment	3 - 5	$4,871	$4,878
Computer software and equipment	3	2,551	2,551
Furniture and fixtures	3 - 10	152	152
Licensed property	2	468	468
Office equipment	3 - 5	57	50
Leasehold improvements	1 - 5	171	81
Construction-in-progress	—	164	229

		8,434	8,409
Accumulated depreciation and amortization		(4,580)	(4,075)

Property and equipment, net		$3,854	$4,334

Depreciation and amortization expense related to property and equipment was $384,000 and $115,000 for the three months ended April 4, 2010 and April 5, 2009, respectively. A write down of fixed assets of $121,000 was recorded as part of a restructuring of the Company’s Israel Design Center during the three months ended April 4, 2010.

Other assets consisted of the following (in thousands):

	April 4, 2010	December 31, 2009
Severance Fund	$613	$600
Other	159	112

	$772	$712

Accrued and other current liabilities consisted of the following (in thousands):

	April 4, 2010	December 31, 2009
Additional billings repayable to US Government	$1,154	$1,275
Accrued legal and professional services	247	1,079
Accrued compensation and related taxes	1,147	1,007
Customer deposit	467	467
Restructuring liability	307	—
Other	2,712	2,850

	$4,880	$5,403

Other long – term liabilities consisted of the following (in thousands):

	April 4, 2010	December 31, 2009
Capital lease obligation	$1,181	$1,227
Severance liability in Israel	670	722
Restructuring liability	—	86

	$1,851	$2,035

NOTE 4 – BUSINESS COMBINATIONS

Acquisition of ChipX, Incorporated

On November 9, 2009, the Company completed an acquisition of ChipX, a privately-held fabless supplier of analog and mixed signal custom Application Specific Integrated Circuits (ASICs). The acquisition of ChipX provides the Company with a portfolio of intellectual property and complementary skills that will enable GigOptix to develop new products to expand its offering to the optically connected market. Under the terms of the ChipX Transaction, ChipX stockholders received, in aggregate, 3,540,946 shares of GigOptix common stock. The net assets, including identifiable tangible and intangible assets and liabilities, including interest bearing debt of ChipX assumed by the Company as of the effective time of the ChipX transaction, were recorded at their respective fair values.

The purchase consideration for the merger was approximately $12.4 million, which consisted of the fair value of 3.5 million shares of GigOptix common stock issued to ChipX’s stockholders, was determined using a per share price of $3.50, which reflects the closing price of the Company’s common stock on November 9, 2009.

NOTE 5 – INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of the following (in thousands):

	April 4, 2010			December 31, 2009
		Accumulated			Accumulated
	Gross	Amortization	Net (1)	Gross	Amortization	Net (1)
Existing technology	$2,328	$(1,234)	$1,094	$2,328	$(1,191)	$1,137
Order backlog	459	(291)	168	459	(211)	248
Customer relationships	2,558	(252)	2,306	2,558	(173)	2,385
Trade name	577	(23)	554	577	(8)	569
Patents	457	(101)	356	457	(80)	377

Total	$6,379	$(1,901)	$4,478	$6,379	$(1,663)	$4,716

(1)	Includes foreign currency adjustments totaling zero and $1,300 as of April 4, 2010 and December 31, 2009, respectively.

Amortization expense of intangible assets included in cost of revenue and selling, general and administrative expenses was approximately $144,000 and $94,000, respectively during the three months ended April 4, 2010. Amortization expense of intangible assets included in cost of revenue was approximately $121,000 during the three months ended April 5, 2009. Estimated future amortization expense related to intangible assets as of April 4, 2010 is as follows (in thousands):

Years ending December 31,	Amount
2010	$616
2011	607
2012	607
2013	605
2014	532
Thereafter	1,511

Total	$4,478

The Company performs a review of its carrying value of its intangible assets if circumstances warrant. In its review, the Company compares the gross, undiscounted cash flows expected to be generated by the underlying assets against the carrying value of those assets. To the extent such cash flows do not exceed the carrying value of the underlying asset the Company will record an impairment charge. The Company did not record an impairment charge during the three months ended April 4, 2010. In the three months ended December 31, 2009, the Company determined that due to a sharp decline in revenue in the fourth quarter, an impairment analysis of the intangibles related to existing technology and customer relationships acquired in the acquisition of Helix was warranted. The Company estimated the fair value of the intangible assets using discounted forecasted cash flows; this represents a Level 3 fair value measurement. The analysis indicated that the carrying value of the intangible assets should be reduced to zero and, accordingly, the Company recorded an impairment charge of $436,000.

In connection with our acquisition of ChipX on November 9, 2009, the Company recorded goodwill of $7.3 million. The acquisition of ChipX provides the Company access to new customers and markets, broadens our portfolio of products, technology and customers, and also will enable the Company to integrate and leverage its technology into new products and solutions for the optical interconnect market. These factors primarily contributed to a purchase price that resulted in goodwill, which is not deductible for tax purposes.

NOTE 6 – LINE OF CREDIT AND SHORT-TERM LOAN

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

In connection with the Credit Agreement, the Company issued warrants to purchase 59,773 shares of the Company’s common stock to Bridge Bank at an exercise price of $3.35 per share. The warrants have a seven year life from the date of issuance and have a fair value of approximately $152,000 which was recorded in the quarter ended December 31, 2009 as an increase in additional paid-in-capital and a discount from the face value of the debt.

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

Under the terms of the Secured Credit Facility, the Company paid Agility Capital a $20,000 fee. Additionally, the Company issued a warrant for the purchase of 71,429 shares of the Company’s common stock. The warrant may either be (i) converted, on a cashless, net settlement basis, based on the fair market value as determined pursuant to the terms of the warrant, or (ii) exercised at a price per share equal to the lower of $2.10 or the price paid in the next sale or issuance of the Company’s common stock, if any, occurring by April 29, 2010. The warrant has a term of seven years and a fair value of $106,000 which was expensed immediately to sales, general and administrative expense for the three months ended April 4, 2010. In the event of a default under the Secured Credit Facility, Agility Capital can acquire an additional 25,000 shares of the Company’s common stock at an exercise price equal to the average closing price of the Company’s common stock for the fifteen days before the date of the occurrence of the event of default, and an additional 35,000 shares on each thirtieth day thereafter for so long as the event of default continues, provided the aggregate additional shares which Agility Capital may acquire does not exceed 100,000 shares.

The Secured Credit Facility is secured by all assets of the Company and ChipX, including all accounts, equipment, inventory, receivables, and general intangibles, and such security interest shall be junior in priority to such rights as are held by Bridge Bank, pursuant to the terms of the Credit Agreement.

In April 2010, we entered into a loan and security agreement with Silicon Valley Bank which we used to repay amounts due Bridge Bank and Agility Capital. Please refer to Note 13-Subsequent Events for additional discussion regarding the details of this loan and security agreement.

NOTE 7 – STOCKHOLDERS’ EQUITY

Common and Preferred Stock

In December 2008, the Company’s stockholders approved an amendment to the Certificate of Incorporation to authorize 50,000,000 shares of common stock of par value $0.001. In addition, the Company is authorized to issue 1,000,000 shares of undesignated preferred stock of $0.001 par value, for which the Board of Directors is authorized to fix the designation, powers, preferences and rights. As of April 4, 2010 and December 31, 2009, there were no shares of preferred stock issued or outstanding.

Equity Incentive Plan

On December 9, 2008, at the effective time of the merger with Lumera, all shares and per share amounts for GigOptix LLC awards were converted at the merger conversion ratio of 0.1375.

As of April 4, 2010 there were 5,288,858 options and 4,125 warrants outstanding under all stock option plans. As of December 31, 2009 there were 3,085,160 options and 4,125 warrants outstanding under all stock option plans. As of April 5, 2009 there were 3,071,584 options, 54,629 unvested shares of restricted stock and 4,125 warrants outstanding under all stock option plans. All 54,629 shares of unvested restricted stock had vested by December 31, 2009.

2007 Equity Incentive Plan

In August 2007, GigOptix LLC adopted the GigOptix LLC Equity Incentive Plan, or the 2007 Plan. The 2007 Plan provides for grants of options to purchase membership units and awards of restricted membership units to employees, officers and non-employee directors, and upon the completion of the merger with Lumera were converted into grants of up to 632,500 shares of stock. Vesting periods are determined by the Company’s Board of Directors and generally provide for stock options to vest over a four-year period and expire ten years from date of grant. Vesting for certain stock grants are contingent upon both service and performance criteria. The 2007 Plan was terminated upon the completion of merger with Lumera on December 9, 2008 and the remaining 864 stock options not granted under the 2007 Plan were cancelled. No shares of the Company’s common stock remain available for issuance of new grants under the 2007 Plan other than for satisfying exercises of stock options granted under this plan prior to its termination. As of April 4, 2010, no shares of common stock have been reserved for issuance under the 2007 Plan and options to purchase a total of 486,896 shares of common stock and 4,125 warrants to purchase common stock were outstanding.

2008 Equity Incentive Plan

In December 2008, the Company adopted the 2008 Equity Incentive Plan, or the 2008 Plan, for directors, employees, consultants and advisors to the Company or its affiliates. Under the 2008 Plan, 2,500,000 shares of common stock were reserved for issuance upon the completion of merger with Lumera on December 9, 2008. On January 1 of each year, starting in 2009, the aggregate number of shares reserved for issuance under the 2008 Plan increase automatically by the lesser of (i) 5% of the number of shares of common stock outstanding as of the Company’s immediately preceding fiscal year, or (ii) a number of shares determined by the Board of Directors. The maximum number of common stock to be granted is up to 21,000,000 shares. Forfeited options or awards generally become available for future awards. The automatic increase on January 1, 2009 and January 1, 2010 was 258,661 and 464,505, respectively. In addition, the Company’s Board of Directors and stockholders of the Company authorized an additional 3,000,000 shares effective January 20, 2010.

Under the 2008 Plan, the exercise price of (i) an award is at least 100% of the stock’s fair market value on the date of grant, and (ii) an ISO granted to a 10% stockholder is at least 110% of the stock’s fair market value on the date of grant. Recommended vesting periods for awards are determined by the CEO and are then approved by the compensation committee, and generally provide for stock options to vest over a four-year period and have a maximum life of ten years from the date of grant. As of April 4, 2010, 4,594,166 options to purchase common stock were outstanding and 1,569,491 options were available for issuance under the 2008 Plan.

The above number of outstanding options includes options which the Company’s Board of Directors approved on March 17, 2010 in the amount of 2,285,000 options issued to employees and consultants and 90,000 options to board members at an exercise price of $1.95 which was the closing price of GigOptix shares on the date of grant approval. 1,197,500 of these options will vest over 4 years with 25% vesting on the one year anniversary of the grant with the remaining options vesting at a rate of 1/36 per month over the remaining three years. The fair value per share of these options is $1.21, the total expense associated with these options is $1.4 million, and the amount of expense recognized during the first quarter of 2010 is $15,000. The remaining shares will vest as follows:

471,000 shares will vest on April 1, 2011 if the average share price during March 2011 is at or above $2.50. The fair value per share of these options is $1.05, the total expense associated with these options is $496,000, and the amount of expense recognized during the first quarter of 2010 is $21,000. These options will be amortized over one year.

471,000 shares will vest on April 1, 2012 if the average share price during March 2012 is at or above $3.50. The fair value per share of these options is $1.01, the total expense associated with these options is $477,000, and the amount of expense recognized during the first quarter of 2010 is $10,000. These options will be amortized over two years.

235,500 shares will vest on April 1, 2013 if the average share price during March 2013 is at or above $5.00. The fair value per share of these options is $1.01, the total expense associated with these options is $239,000, and the amount of expense recognized during the first quarter of 2010 is $3,000. These options will be amortized over three years.

In all cases, if the threshold share price is not met, then the options will be cancelled and returned to the pool.

Lumera 2000 and 2004 Stock Option Plan

In December 2008, in connection with the merger with Lumera, the Company assumed the existing Lumera 2000 Equity Incentive Plan, and the Lumera 2004 Stock Option Plan (the “Lumera Plan”). All unvested options granted under the Lumera Plan were assumed by the Company as part of the merger. All contractual terms of the assumed options remain the same, except for the converted number of shares and exercise price based on merger conversion ratio of 0.125. As of April 4, 2010, no additional options can be granted under the Lumera Plan and options to purchase a total of 207,796 shares of common stock were outstanding including employee stock options, restricted stock and employee stock purchase rights based on their estimated fair values. The fair value of equity-based awards is amortized on a straight-line basis over the requisite service period of the award which is generally the vesting period.

Warrants

As of April 4, 2010, the Company had a total of 2,012,038 warrants to purchase common stock outstanding under all warrant arrangements at a weighted average exercise price of $18.62.

Stock-Based Compensation Expense

The following table summarizes the Company’s stock-based compensation expense for the three months ended April 4, 2010 and the three months ended April 5, 2009:

	Three months ended
	April 4,	April 5,
	2010	2009
Cost of revenue	$1	$—
Research and development expense	70	43
Selling, general and administrative expense	233	97

	$304	$140

Management estimates expected forfeitures and it records compensation expense only for those equity awards expected to vest. When estimating forfeitures, the Company considers voluntary termination behavior as well as an analysis of actual option forfeitures.

As of April 4, 2010 and April 5, 2009, the total compensation cost related to unvested stock options under the Company’s equity compensation plan, but not yet recognized, was approximately $4.1 million and $1.4 million, respectively. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 3.0 and 4.0 years, respectively.

The Company estimates the fair value of stock options granted which vest ratably over the required service period using a Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, including the options’ expected life and the price volatility of the Company’s underlying stock. Actual volatility, expected lives, interest rates and forfeitures may be different than the Company’s assumptions, which would result in an actual value of the options being different than estimated. During the first quarter of 2010 the Company awarded stock option grants whose vesting is determined by a market condition. In this case the Company is required to calculate the fair value of these options using a lattice model which creates a distribution of share prices from which a point estimate is determined based on the characteristics of the distribution. Valuations using the lattice model require the same highly subjective assumptions as those required using Black-Scholes. Under both valuation methodologies, the fair value of stock option grants is amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period.

The fair value of the Company’s stock options granted to employees was estimated using the following weighted-average assumptions. Options granted during the first quarter of 2010 were valued using both the Black-Scholes method as well as a lattice model as approximately 50% of the grants had a market condition associated with it. The assumptions used to value the options for the three months ended April 4, 2010 and April 5, 2009 are as follows:

	Black-Scholes	Lattice	Black-Scholes
	April 4,	April 4,	April 5,
	2010	2010	2009
Expected term	5 years	10 years	5 years
Expected volatility	75.0%	75.0%	74.7%
Expected dividends	—	—	—
Risk-free interest rate	2.4%	3.7%	1.4%
Weighted-average fair value	$1.21	$1.01 - $1.05	$0.58

Stock Option Activity

The following is a summary of option activity for the Company’s equity incentive plans:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding, 12/31/2009	3,085,160	$3.58
Granted	2,375,000	1.95
Exercised	(48,665)	0.96
Forfeited/Expired	(122,637)	1.89

Ending Balance, 4/4/2010	5,288,858	$2.91	9.12 years

Exercisable, 4/4/2010	1,345,545	$5.05	7.90 years

The aggregate intrinsic value of options outstanding and based on the fair value of the underlying stock options as of April 4, 2010 and April 5, 2009 was approximately $2.0 million and $1.4 million, respectively. The aggregate intrinsic value reflects the difference between the exercise price of the underlying stock options and the Company’s closing stock price of $4.00 as of April 4, 2010.

NOTE 8 – INCOME TAXES

The Company recorded a provision for income taxes of $0 and a benefit for income taxes of $77,000 for the three months ended April 4, 2010 and April 5, 2009, respectively. The Company’s effective tax rate was 0% and 7% for the three months ended April 4, 2010 and April 5, 2009, respectively. The income tax provision for the three month ended April 4, 2010 was due to losses in all tax jurisdictions, except Switzerland, and a full valuation allowance against such losses. There are sufficient losses to offset any income in Switzerland. The benefit for income tax for the three months ended April 5, 2009 was primarily due to losses in the Company’s Swiss subsidiary.

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such a determination, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. In order to support a conclusion that a valuation allowance in not needed, positive evidence of sufficient quantity and quality is necessary to overcome negative evidence. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. A valuation allowance is recorded for the entire deferred tax asset as a result of uncertainties regarding realization of the asset including lack of profitability through December 31, 2010 and the uncertainty over future operating profitability and taxable income. We will continue to evaluate the potential realization of the deferred tax assets on a quarterly basis.

The Company is subject to income taxes in the U.S. federal jurisdiction and various foreign jurisdictions. All tax years since inception are open and may be subject to potential examination in one or more jurisdictions. The Company does not believe that the ultimate settlement of any tax obligations will materially affect its liquidity.

NOTE 9 – SEGMENT AND GEOGRAPHIC INFORMATION

The Company has determined that it operates as a single operating and reportable segment. The following tables reflect the results of the Company’s reportable segment consistent with the management system used by the Company’s chief operating decision maker. The Company’s Chief Executive Officer is the chief operating decision maker.

The following tables summarizes revenue by geographic region (in thousands):

	Three months ended
	April 4, 2010	April 5, 2009
Asia	$1,284	$813
Europe	1,361	852
United States	2,497	2,429
South America	131	—

	$5,273	$4,094

The Company determines geographic location of its revenue based upon the destination of shipment of its products.

During the three months ended April 4, 2010, the United States and France accounted for 47% and 13% of total revenue, respectively. During the three months ended April 5, 2009, the United States, Italy, and Hong Kong accounted for 59%, 20%, and 10%% of revenue, respectively. No other countries accounted for more than 10% of the Company’s consolidated revenue during the periods presented.

The following table summarizes long-lived assets by country (in thousands):

	April 4, 2010	December 31, 2009
United States	$3,390	$3,679
Switzerland	278	322
Israel	186	333

	$3,854	$4,334

Long-lived assets, comprising property and equipment, are reported based on the location of the assets at end of each fiscal year.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Commitments

Leases

The Company leases its domestic and foreign sales offices under non-cancelable operating leases. These leases contain various expiration dates and renewal options. In January 2009, the Company renewed its lease for its office facility located at Palo Alto, California. The new lease term will expire in December 2013. In February 2010, the Company renewed its lease for its facility in Bothell, Washington at a reduced average monthly rate as it decreased its square footage under lease. The lease term begins in April 2010 and will expire in March 2014. The Company also leases certain software licenses under operating leases. Total rental expense for the three months ending April 4, 2010 and April 5, 2009 was $0.2 million and $0.2 million, respectively.

Aggregate non-cancelable future minimum rental payments under capital and operating leases are as follows (in thousands):

Years ending December 31,	Capital Leases	Operating Leases
2010	$218	$770
2011	402	564
2012	400	541
2013	400	589
2014	448	36

Total minimum lease payments	$1,868	$2,500

Less: amount representing interest	$(507)

Present value of capital lease obligations	1,361

Less: current portion	180

Long-term portion of capital lease obligations	$1,181

Contingencies

Tax Contingencies

In 2008, the Franchise Tax Board (“FTB”) completed its audit of the Company’s qualifying sales and use activity for 2004 through 2007 and has proposed an amount due. The Company received a notice from the FTB and was assessed $0.3 million, which represents principal and estimated interest and penalties. As a result, in the fourth quarter of 2008, the Company accrued $0.3 million in relation to the sales and use tax due for the period 2004 through 2007, and in June 2009, the Company paid approximately $0.2 million to the FTB. As of April 4, 2010 the Company has accrued the estimated sales and use tax payable relating to fiscal periods through the three months ended April 4, 2010.

The Company’s income tax calculations are based on application of the respective U.S. Federal, state or foreign tax law. The Company’s tax filings, however, are subject to audit by the respective tax authorities. Accordingly, the Company recognizes tax liabilities based upon its estimate of whether, and the extent to which, additional taxes will be due.

NOTE 11 – RELATED PARTY TRANSACTIONS

Historically, the Company’s predecessors, GigOptix LLC and iTerra Communications LLC, funded their operations from the proceeds of promissory notes issued to Stellar Technologies LLC, iTerra’s primary member. Beginning in 2002, various promissory notes were issued by iTerra Communications LLC, the predecessor company of GigOptix LLC, to Stellar. Borrowings under the notes bore interest at a fixed rate of 11% per annum and were collateralized by all of iTerra’s assets. The outstanding principal balance of such notes, including accrued interest, were classified as additional paid-in capital as part of a reorganization plan for iTerra in June 2007. In July 2007 and January 2008, GigOptix LLC issued convertible promissory notes to Stellar, which bore interest at a rate of 6% per annum. In August 2008, such convertible notes were converted into membership units of GigOptix LLC. Additionally, in August 2008, Stellar agreed to provide additional funding totaling $1.2 million to GigOptix LLC in consideration for the issuance of membership units.

During the three months ended April 4, 2010, we had sales to National Instruments approximately $287,000. National Instruments currently holds 1,066,270 shares of GigOptix common stock.

NOTE 12 – RESTRUCTURING

In December 2009, the Company adopted a plan to reduce the size of its facilities in Bothell, Washington. The Company reduced the amount of square footage it occupies from approximately 32,000 square feet to approximately 12,000 square feet and took a restructuring charge of $0.5 million to reflect the proportionate share of remaining lease expense it will incur for the unoccupied space of the facility and costs associated with improvements needed to segregate the facility. The existing lease on the facility expires in March 2014. Approximately $0.4 million will be paid out in 2010 with the balance to be paid in 2011. The Company paid out approximately $144,000 related to unoccupied space in Bothell during the three months ended April 4, 2010.

During the three months ended April 4, 2010 the Company decided to close its R&D design center in Haifa, Israel which was acquired as part of the merger with ChipX in 2009. The Company took a restructuring charge of $428,000 to account for employee severance of $196,000, future facility rent expense of $61,000 for the remainder of the lease term through the end of fiscal 2010, a write-down of fixed assets of $121,000, and accounting and legal expenses of $50,000. All cash payments are expected to occur during fiscal 2010. A summary of our restructuring activities is as follows (in thousands):

		Israel Restructuring
	Bothell Excess Space	Severance	Facilities	Equipment Write-down	Legal/Acctg	Total
Q4 2009 Charges	$424	—	—	—	—	$424
Balance, December 31, 2009	424	—	—	—	—	424

Q1 2010 Charges	—	196	61	121	50	428
Q1 2010 Payments	(144)	—	—	—	—	(144)

Balance, April 4, 2010	$280	$196	$61	$121	$50	$708

NOTE 13 – SUBSEQUENT EVENTS

On April 23, 2010 the Company entered into a loan and security agreement with Silicon Valley Bank (“SVB”). Pursuant to the Loan Agreement, the Company is entitled to borrow from SVB up to $3 million based on net eligible accounts receivable after an 80% advance rate and subject to limits based on the Company’s eligible accounts as determined by SVB (the “Revolving Loan”). Interest on extensions of credit under the Revolving Loan is equal to the prime rate of SVB, which is currently 4.0% per annum, plus 1.5% per annum (the “Applicable Rate”). In addition, a monthly collateral handling fee of 0.30% per each gross financed account receivable shall apply (“Collateral Handling Fee”). If the Company achieves certain quarterly financial performance targets as stated in the loan agreement, the Applicable Rate and the Collateral Handling Fee shall be reduced to the prime rate of SVB plus 1.0% per annum and 0.20%, respectively. The Revolving Loan will be used by the Company to replace its revolving accounts receivable credit line with Bridge Bank. With the initial funding by SVB of the Revolving Loan, the Company is terminating its loan and security agreement with Bridge Bank as having been fully performed by the Company. The Loan Agreement also contains events of default customary for credit facilities of this type, including, among other things, nonpayment of principal or interest when due. The Loan Agreement will expire on April 23, 2012.

Pursuant to the Loan Agreement, SVB is making available a term loan (the “Term Loan”) in an amount up to $400,000, subject to the satisfaction of terms and conditions of the Loan Agreement, which can be drawn down one time for the purpose of refinancing the Company’s outstanding obligations to Agility Capital (see Note 6-Line of Credit and Short-Term Loan). The Term Loan is repayable in eighteen equal monthly installments and interest is fixed at a rate per annum of 9.0%. With the funding by SVB of the Term Loan, the Company is terminating its loan agreement with Agility Capital as having been fully performed by the Company.

The Loan Agreement is secured by all assets of the Company, including all accounts, equipment, inventory, receivables, and intangibles. The Loan contains certain restrictive covenants that will impose significant operating and financial restrictions on the Company’s operations, including, but not limited to:

•

Merge or consolidate, or permit any of its subsidiaries to merge or consolidate, with or into any other business organization, or acquire, or permit any of its subsidiaries to acquire, all or substantially all of the capital stock or property of another person;

•	Create, incur, assume or be liable for any indebtedness, other than certain indebtedness permitted under the Loan Agreement;

•	Pay any dividends or make any distribution or payment on, or redeem, retire, or repurchase, any capital stock.

In addition, the Company is required to provide SVB evidence that (i) the Company has received commitments from investors for a new equity investment in the Company in which the Company will receive at least $4 million (the “Equity Investment”) and (ii) that the Equity Investment has occurred not later than August 15, 2010, with such covenants to be waived if the Company’s EBITDA is greater than zero for the quarter ending July 4, 2010.

In connection with the Loan Agreement, the Company granted SVB (i) a warrant to purchase 125,000 shares of the Company’s common stock at an exercise price equal to $4.00 per share and (ii) a warrant to purchase up to 100,000 shares which shall vest 15,000 shares per month incrementally beginning September 1, 2010 (but with the last monthly incremental vesting amount being 10,000 shares) at an exercise price equal to the closing market price on each date of vesting; however, in the event that either an Equity Investment has closed or the Company has been EBITDA positive for the preceding three months, then vesting shall cease, and all unvested shares shall lapse. Together, the two warrants are referred to as the “Warrants.” The Warrants include anti-dilution provisions and “piggy-back” registration rights permitting registration in a future public offering by the Company. The Warrants may either be (i) converted, on a cashless, net settlement basis, based on the fair market value as determined pursuant to the terms of the Warrants, or (ii) exercised by delivering a duly executed notice of exercise. The Warrants have a term of seven years; the fair value of the first tranche of 125,000 warrants will be determined using a Black-Scholes option pricing model. The fair value of the second tranche of 100,000 warrants will be determined using a lattice model as the terms of the warrants include a market condition.

On April 28, 2010 the Company paid Bridge Bank approximately $1.6 million to fully repay its liabilities covering principal and accrued interest, and various fees related to its line of credit. On April 28, 2010 the Company paid Agility Capital $404,000 to fully repay its liabilities covering principal and accrued interest related to its short-term loan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes included elsewhere in our Form 10-K for the year ended December 31, 2009. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in our Form 10-K. We assume no obligation to update the forward-looking statements or such risk factors.

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference include “forward-looking statements” within the meaning and protections of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

Overview

GigOptix Inc., the successor to GigOptix LLC., was formed as a Delaware corporation in March 2008 in order to facilitate a combination between GigOptix LLC and Lumera Corporation (Lumera). Before the combination, GigOptix LLC acquired the assets of iTerra Communications LLC in July 2007 (iTerra) and Helix Semiconductors AG (Helix) in January 2008. On November 9, 2009, GigOptix acquired ChipX, Incorporated (ChipX). As a result of the acquisitions, Helix, Lumera and ChipX all became wholly owned subsidiaries of GigOptix.

GigOptix is a leading supplier of electronic and electro-optic semiconductor products that enables high speed telecommunications and data-communications networks. Our products amplify, process, convert and modulate signals between electrical and optical formats for transmission and reception of voice, data and video, enabling global network providers to offer triple play and other enhanced services. We have a history of innovation in designing and bringing to market unique technologies in 10Gbps, 40Gbps and the emerging 100Gbps standards, both in parallel and serial applications, spanning from short reach datacenter applications up through ultra long-haul submarine networks. Our digital and analog integrated circuit (IC) products include broadband amplifiers, low noise receivers, mixed-signal integrated circuits, monolithic microwave integrated circuits, and we recently introduced electro-optical thin film polymer on silicon (TFPS) modulators for ultra-broadband applications. These products offer our customers numerous benefits over those of our competitors including the ability to operate at higher speeds and over wider temperature ranges, consume less power at peak loads, and offer a smaller footprint compared to other products. We have a global customer base including leading telecommunications and data-communications network equipment systems vendors such as Alcatel-Lucent, CoreOptics, Finisar, Fujitsu, Mitsubishi, Opnext, Source Photonics, ZTE, and other “Tier-One” equipment vendors in the U.S., Europe and Asia, as well as leading industrial, aerospace and defense customers such as Boeing, National Instruments, Northrop Grumman, Raytheon and Rockwell-Collins.

We operate as a fabless company and believe we have positioned ourselves uniquely given our ability to offer the three key components in a transponder; namely TFPS-modulators, matching drivers, and receiver amplifiers, thereby solving the challenging issue of component interoperability and allowing a more highly integrated and durable product at a smaller foot print and lower cost.

Our recent acquisition of ChipX, now our CX product line, enables us to develop and market custom application specific integrated circuits (ASICs) based on our Structured ASIC and Hybrid ASIC platforms. We have over 60 different designs encompassing analog-to-digital converters (ADCs), digital-to-analog converters (DACs), regulators and various power management functions. These products allow us to enhance our product offerings to our telecom and data-com network customers, as well as cross-selling our optical components to our CX defense and aerospace customers. In 2009 we sold our products to over 75 customers globally.

Recent Accounting Pronouncements

In April 2009, the FASB issued guidance on determining fair value when the volume and level of activity for an asset or liability has significantly decreased, and in identifying transactions that are not orderly. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value. The guidance was effective on a prospective basis for interim and annual periods ending after June 15, 2009. There has been no material impact on the Company’s consolidated financial statements related to the adoption of this standard.

In April 2009, the FASB issued guidance on the recognition and presentation of other-than-temporary impairments on investments in debt securities. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings) and 2) all other amounts (recorded in other comprehensive income). This guidance was effective on a prospective basis for interim and annual periods ending after June 15, 2009. There was no material impact on the Company’s consolidated financial statements related to the adoption of this standard.

In April 2010, the FASB issued guidance on the recognition of revenue under the milestone method, which allows a vendor to adopt an accounting policy to recognize all of the arrangement consideration that is contingent on the achievement of a substantive milestone (milestone consideration) in the period the milestone is achieved. The pronouncement is effective on a prospective basis for milestones achieved in fiscal years and interim periods within those years, beginning on or after June 15, 2010. The Company does not expect the adoption of ASU 2010-17 to have a significant impact on its consolidated financial statements.

Results of Operations

Revenue

Revenue for the periods reported was as follows (in thousands, except percentages):

Revenue

	Three months ended
	April 4,	April 5,
	2010	2009
Product	$5,134	$2,477
Government contract	139	1,617

Total revenue	$5,273	$4,094
Increase period over period	$1,179
Percentage increase, period over period	29%

Revenue for the three months ended April 4, 2010 was $5.3 million, an increase of $1.2 million or 29% compared with $4.1 million for the three months ended April 5, 2009. The increase in revenue of $1.2 million was primarily due to an increase in product revenue of $2.7 million, which includes revenues derived from ChipX, which we acquired in November 2009, offset by a reduction in billings under government contracts of $1.5 million.

Gross Profit

Gross profit consists of revenue, less cost of revenue, which includes amortization of certain identified intangible assets. Cost of revenue consists primarily of the manufacture of saleable chips, including outsourced wafer fabrication and testing. Amortization expense of identified intangible assets, namely existing technology, is presented within cost of revenue, as the intangible assets were determined to be directly attributable to revenue generating activities.

Cost of revenue and gross profit for the periods presented was as follows (in thousands, except percentages):

Cost of Revenue

	Three months ended
	April 4,	April 5,
	2010	2009
Product	$2,601	$1,160
Government contract	94	580

Total cost of revenue	$2,695	$1,740
Percentage of revenue	51%	43%
Increase period over period	$955
Percentage increase, period over period	55%

Gross Profit

	Three months ended
	April 4,	April 5,
	2010	2009
Product	$2,533	$1,317
Government contract	45	1,037

Total gross profit	$2,578	$2,354
Gross margin	49%	57%
Increase period over period	$224
Percentage increase period over period	10%

Gross profit for the three months ended April 4, 2010 was $2.6 million, or 49% of revenue, an increase of $224,000 or 10% as compared to a gross profit of $2.4 million, or 57% of revenue, for the three months ended April 5, 2009. The increase in gross profit in Q1 2010 from Q1 2009 is due to the $1.2 million increase in revenue, which results primarily from the Company’s acquisition of ChipX. The decrease in gross margin results primarily from a $1.5 million decrease in government billings which normally carry a high margin percentage compared to product revenue.

Research and Development Expense

Research and development expenses are expensed as incurred. Research and development costs consist primarily of consulting and engineering design, non-capitalized tools and equipment, equipment depreciation and employee compensation.

Research and development expense for the periods presented was as follows (in thousands, except percentages):

	Three months ended
	April 4,	April 5,
	2010	2009
Research and development expense	$2,080	$1,499
Percentage of revenue	39%	37%
Increase, period over period	$581
Percentage increase period over period	39%

Research and development expense for the three months ended April 4, 2010 was $2.1 million compared to $1.5 million for the three months ended April 5, 2009, an increase of $581,000 or 39%. The increase in research and development expense primarily resulted from increased spending associated with the acquisition of ChipX as well as certain costs being classified as R&D resulting from reduced government contract billings. R&D expenditures that are directly related to government projects are classified as cost of revenue against those government contracts; resources that are not being applied to government contracts are charged to R&D expense.

Selling, General and Administrative Expense

Selling, general and administrative expenses consist primarily of salaries and benefits for management, marketing and administration personnel, as well as fees for consultants.

Selling, general and administrative expense for the periods presented was as follows (in thousands, except percentages):

	Three months ended
	April 4, 2010	April 5, 2009
Selling, general and administrative expense	$2,134	$2,285
Percentage of revenue	40%	56%
Increase (decrease) period over period	$(151)
Percentage increase (decrease), period over period	(7)%

Selling, general and administrative expense for the three months ended April 4, 2010 was $2.1 million compared to $2.3 million for the three months ended April 5, 2009, a decrease of $151,000 or 7%. This decrease is primarily due to reduced professional fees, including legal, accounting and auditing services.

Restructuring Expense

Restructuring Expense for the periods presented was as follows (in thousands):

	Three months ended
	April 4,	April 5,
	2010	2009
Restructuring Expense	$428	$—

During the three months ended April 4, 2010 the Company decided to close its R&D design center in Haifa, Israel which was acquired as part of the merger with ChipX in 2009. The Company took a restructuring charge of $428,000 to account for employee severance of $196,000, future facility rent expense of $61,000 for the remainder of the lease term through the end of fiscal 2010, a write-down of fixed assets of $121,000, and accounting and legal expenses of $50,000. All cash payments will occur during fiscal 2010.

Other Expense, Net and Interest Expense, Net

Other expense, net and interest expense, net for the periods presented were as follows (in thousands, except percentages):

	Three months ended
	April 4, 2010	April 5, 2009
Interest expense, net	$(110)	$2
Other income (expense), net	(13)	336

Total	$(123)	$338

Interest expense, net for the three months ended April 4, 2010 increased by $112,000 as compared to the three months ended April 5, 2009. The increase is driven by $26,000 resulting from the amortization of the discount on the Bridge Bank loan, $49,000 resulting from a capital lease for CAD tools, and the remaining $37,000 resulting from interest expense incurred as a result of borrowings with Bridge Bank and Agility Capital. Other income (expense), net decreased by approximately $344,000, primarily due to the Q1 2009 sale of the assets of Plexera Bioscience LLC. The assets were sold “as is” to Plexera, LLC, a newly formed company, for $300,000 and the Company recorded a gain of $300,000 which was included in “Other income (expense), net” for the three months ending April 5, 2009. The Company has not received any further consideration from the sale of the Plexera assets as of April 4, 2010.

Benefit from (Provision for) Income Taxes

The benefit from income taxes was $0 and $77,000 for the three months ended April 4, 2010 and April 5, 2009, respectively. The effective tax rate was 0% and 7% for the three months ended April 4, 2010 and April 5, 2009, respectively. The income tax provision during the three months ended April 4, 2010 was due to losses in all tax jurisdictions, except Switzerland, and a full valuation allowance against such losses. There are sufficient losses to offset any income in Switzerland. The benefit from income taxes during the three months ended April 4, 2010 was primarily due to losses in the Company’s Swiss subsidiary.

Liquidity and Capital Resources

Cash and cash equivalents and cash flow data for the periods presented were as follows (in thousands):

	April 4, 2010	April 5, 2009
Cash and cash equivalents	$1,719	$4,644

	Three months ended
	April 4, 2010	April 5, 2009
Net cash used in operating activities	$(1,966)	$(2,058)
Net cash provided by (used in) investing activities	$(37)	$134
Net cash provided by (used in) financing activities	$187	$(300)

On April 23, 2010, we entered into a loan and security agreement with Silicon Valley Bank. Pursuant to the loan and security agreement, we are entitled to borrow through a revolving loan facility from Silicon Valley Bank up to $3 million, based on net eligible accounts receivable after an 80% advance rate and subject to limits based on our eligible accounts as determined by Silicon Valley Bank. Interest on extensions of credit under the revolving loan is equal to the prime rate of Silicon Valley Bank, which is currently 4.0% per annum, plus 1.50% per annum (the “Applicable Rate”). In addition, a monthly collateral handling fee of 0.30% per each gross financed account receivable shall apply (“Collateral Handing Fee”). Notwithstanding the foregoing, if we achieve certain quarterly financial performance targets as stated in the loan and security agreement, the Applicable Rate and the Collateral Handling Fee shall be reduced to the prime rate of Silicon Valley Bank plus 1.0% per annum and 0.20% respectively. The revolving loan was used to replace our revolving accounts receivable credit line with Bridge Bank which is discussed below. With the initial funding by Silicon Valley Bank of the revolving loan, we terminated our loan and security agreement with Bridge Bank as having been fully performed.

Pursuant to the loan and security agreement, Silicon Valley Bank also is making available a term loan in an amount up to $400,000, subject to the satisfaction of terms and conditions of the loan and security agreement, which can be drawn down one time for the purpose of refinancing our outstanding obligations to Agility Capital (we previously disclosed these obligations to Agility Capital on our Current Report on Form 8-K filed on February 4, 2010). The term loan is repayable in eighteen equal monthly installments and interest is fixed at a rate per annum equal to 9.00%. With the funding by Silicon Valley Bank of the Term Loan, we terminated our loan agreement with Agility Capital.

The loan and security agreement with Silicon Valley Bank is secured by all of the Company’s assets, including all accounts, equipment, inventory, receivables, and intangibles.

In November 2009, we entered into a loan and security agreement with Bridge Bank under which we could borrow up to $4,000,000, based on net eligible accounts receivable. Borrowings under the line of credit bore interest at the bank’s prime rate plus 2.50% (6.50% as of December 31, 2009), provided that in no event would the prime rate be less than 4.00%. Borrowings under the line were collateralized by a security interest in all of our assets. At December 31, 2009, the amount outstanding under the line of credit was approximately $1.5 million, which is classified within current liabilities.

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

If the Company experience sufficient declines in sales, it may have difficulty complying with the financial covenants under this credit facility. A failure to comply with the covenants contained in this credit facility could result in an event of default under the facilities or the existing agreements which, if not cured or waived, could have a material adverse affect on our business, financial condition and results of operations.

Operating Activities

Operating activities used cash of $2.0 million in the three months ended April 4, 2010. This resulted from a net loss of $2.2 million, increases in accounts receivables, inventories, prepaids and other current assets totaling $77,000, and decreases in accounts payable and accrued liabilities of $1.3 million. These uses were partially offset by the following non-cash expenses: depreciation and amortization of $775,000, stock based compensation of $304,000, a fixed asset write down of $121,000, an increase in inventory reserves of $19,000, the amortization of an acquisition related payment of $150,000 and the amortization of a discount on loan of $48,000.

Operating activities used cash of $2.1 million in the three months ended April 5, 2009. This resulted from a net loss of $1.0 million, increases in current and other assets of $762,000, decreases in accounts payable and other liabilities of $496,000, a gain on the sale of assets of $300,000, and deferred taxes of $37,000. These uses were offset by non cash expenses for depreciation and amortization and stock based compensation of $237,000 and $140,000, respectively.

Investing Activities

Net cash used in investing activities for the three months ended April 4, 2010 was $37,000 and consisted of purchases of fixed assets.

Net cash provided by investing activities for the three months ended April 5, 2009 was $134,000 and consisted of $300,000 of proceeds received from the sale of Plexera assets offset by fixed asset purchases of $166,000.

Financing Activities

Net cash provided by financing activities was $187,000 during the three months ended April 4, 2010 and consisted of $47,000 in proceeds from the issuance of common stock and warrants and net proceeds of $500,000 from a short-term loan with Agility Capital. These proceeds were offset by repayments under the Bridge Bank line of credit of $259,000, a partial repayment of the Agility loan of $50,000, and a payment under a capital lease of $51,000.

Net cash used by financing activities during the three months ended April 5, 2009 was $300,000 and consisted solely of net repayment of the line of credit with Silicon Valley Bank.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, due to the material weaknesses disclosed in its Annual Report on Form 10-K for the year ended December 31, 2009 that remain unremediated, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), were not effective as of April 4, 2010. As a result of this conclusion, the financial statements for the periods covered by this report were prepared with particular attention to the material weaknesses previously disclosed. Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows as of and for the periods presented.

Changes in Internal Control

During the three month period ended April 4, 2010, the Company continued to implement its remediation plan in response to the material weaknesses discussed in our annual report on Form 10-K for the year ended December 31, 2009. While the Company’s effort to remediate its material weakness is ongoing, it is in the initial stages of executing its remediation plan. Accordingly, the Company does not believe that its material weaknesses have been fully remediated, as of and for the three month period ended April 4, 2010.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We may be subjected to various claims and pending or threatened lawsuits in the normal course of business. We are not currently party to any legal proceedings that our management believes the adverse outcome of which would have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

We have revised the risk factors that relate to our business, as set forth below. These risks include any material changes to and supersede the risks previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2009. We encourage investors to review the risk factors and uncertainties relating to our business disclosed in that Form 10-K, as well as those contained in Part 1, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, above.

We and our predecessors have incurred substantial operating losses in the past and we may not be able to achieve profitability in the future.

We have incurred negative cash flows from operations since inception. We incurred a net loss of $2.2 million for the quarter ended April 4, 2010 and for the years ended December 31, 2009 and 2008, we incurred net losses of $10.0 million and $7.7 million respectively, and cash outflows from operations of $3.8 million and $6.7 million respectively. As of April 4, 2010 we had an accumulated deficit of $71.2 million. In addition, we acquired ChipX in November 2009, which incurred net losses of $5.7 million for the year ended December 31, 2008 and an additional net loss of $3.3 million for the period from January 1, 2009 through the date of acquisition of November 9, 2009.We expect development, sales and other operating expenses to increase in the future as we expand our business. If our revenue does not grow to offset these expected increased expenses, we may not become profitable. In fact, in future quarters we may not have any revenue growth and our revenues could decline. Furthermore, if our operating expenses exceed expectations, financial performance will be adversely affected and we may continue to incur significant losses in the future.

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

We may fail to realize the anticipated benefits of our mergers with ChipX and Lumera.

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

Successful integration of the operations, products and personnel of GigOptix and ChipX places a significant burden on our management and internal resources. The diversion of management’s attention and any difficulties encountered in the transition and integration process could otherwise harm our business, financial condition and operating results. The integration does require efforts from each company, including the coordination of general and administrative functions. For example, integration of administrative functions includes coordinating employee benefits, payroll, financial reporting, purchasing and disclosure functions. Delays in successfully integrating and managing employee benefits could lead to dissatisfaction and employee turnover. Problems in integrating purchasing and financial reporting could result in control issues, including unplanned costs. In addition, the combination of the GigOptix and ChipX organizations may result in greater competition for resources and elimination of product development programs that might otherwise be successfully completed.

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

We face intense competition and expect competition to increase in the future, which could have an adverse effect on our revenue, revenue growth rate, if any, and market share.

The global semiconductor market in general is highly competitive. We compete in different target markets to various degrees on the basis of a number of principal competitive factors, including our products’ performance, features and functionality, energy efficiency, size, ease of system design, customer support, products, reputation, reliability and price, as well as on the basis of our customer support, the quality of our product roadmap and our reputation. We expect competition to increase and intensify as more and larger semiconductor companies as well as the internal resources of large, integrated original equipment manufacturers, or OEMs, enter our markets. Increased competition could result in price pressure, reduced profitability and loss of market share, any of which could materially and adversely affect our business, revenue, revenue growth rates and operating results.

Our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets and internal engineering groups within device manufacturers, some of which may be our customers. Our primary competitors include Triquint, Vitesse, Oki, Inphi and Gennum. We expect competition in the markets in which we participate to increase in the future as existing competitors improve or expand their product offerings. In addition, we believe that a number of other public and private companies are in the process of developing competing products for digital television and other broadband communication applications. Because our products often are building block semiconductors which provide functions that in some cases can be integrated into more complex integrated circuits we also face competition from manufacturers of integrated circuits, some of which may be existing customers that develop their own integrated circuit products.

Our ability to compete successfully depends on elements both within and outside of our control, including industry and general economic trends. During past periods of downturns in our industry, competition in the markets in which we operate intensified as manufacturers of semiconductors reduced prices in order to combat production overcapacity and high inventory levels. Many of our competitors have substantially greater financial and other resources with which to withstand similar adverse economic or market conditions in the future. Moreover, the competitive landscape is changing as a result of consolidation within our industry as some of our competitors have merged with or been acquired by other competitors, and other competitors have begun to collaborate with each other. These developments may materially and adversely affect our current and future target markets and our ability to compete successfully in those markets.

If we fail to develop and introduce new or enhanced products on a timely basis, our ability to attract and retain customers could be impaired and our competitive position could be harmed.

We operate in a dynamic environment characterized by rapidly changing technologies and industry standards and technological obsolescence. To compete successfully, we must design, develop, market and sell new or enhanced products that provide increasingly higher levels of performance and reliability and meet the cost expectations of our customers. The introduction of new products by our competitors, the market acceptance of products based on new or alternative technologies, or the emergence of new industry standards could render our existing or future products obsolete. Our failure to anticipate or timely develop new or enhanced products or technologies in response to technological shifts could result in decreased revenue. In particular, we may experience difficulties with product design, manufacturing, marketing or certification that could delay or prevent our development, introduction or marketing of new or enhanced products. If we fail to introduce new or enhanced products that meet the needs of our customers or penetrate new markets in a timely fashion, we will lose market share and our operating results will be adversely affected.

We rely on a limited number of third parties to manufacture, assemble and test our products, and the failure to manage our relationships with our third-party contractors successfully could adversely affect our ability to market and sell our products.

We do not have our own manufacturing facilities. We operate an outsourced manufacturing business model that utilizes third-party foundry and assembly and test capabilities. As a result, we rely on third-party foundry wafer fabrication and assembly and test capacity, including sole sourcing for many components or products. Currently, our semiconductor devices are manufactured by foundries like IBM, Win, UMC and SEI. We also use third-party contractors for all of our assembly and test operations, including Bourns, Speel and SCI Sanmina.

Relying on third party manufacturing, assembly and testing presents significant risks to us, including the following:

•	failure by us, our customers, or their end customers to qualify a selected supplier;

•	capacity shortages during periods of high demand;

•	reduced control over delivery schedules and quality;

•	shortages of materials and potential lack of adequate capacity during periods of excess demand;

•	misappropriation of our intellectual property;

•	limited warranties on wafers or products supplied to us;

•	potential increases in prices;

•	inadequate manufacturing yields and excessive costs;

•	difficulties selecting and integrating new subcontractors; and

•	potential instability in countries where third-party manufacturers are located.

The ability and willingness of our third-party contractors to perform is largely outside our control. If one or more of our contract manufacturers or other outsourcers fails to perform its obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market and our reputation could suffer. For example, in the event that manufacturing capacity is reduced or eliminated at one or more facilities, including as a response to the recent worldwide decline in the semiconductor industry, manufacturing could be disrupted, we could have difficulties fulfilling our customer orders and our net revenue could decline. In addition, if these third parties fail to deliver quality products and components on time and at reasonable prices, we could have difficulties fulfilling our customer orders, our net revenue could decline and our business, financial condition and results of operations would be adversely affected.

We do not have any long-term supply contracts with our contract manufacturers or suppliers, and any disruption in our supply of products or materials could have a material adverse affect on our business, revenue and operating results.

We currently do not have long-term supply contracts with any of our third-party vendors. We make substantially all of our purchases on a purchase order basis, our contract manufacturers are not required to supply us products for any specific period or in any specific quantity. We expect that it would take approximately nine to twelve months to transition performance of our foundry or assembly services to new providers. Such a transition would likely require a qualification process by our customers or their end customers. We generally place orders for products with some of our suppliers approximately four to five months prior to the anticipated delivery date, with order volumes based on our forecasts of demand from our customers. Accordingly, if we inaccurately forecast demand for our products, we may be unable to obtain adequate and cost-effective foundry or assembly capacity from our third-party contractors to meet our customers’ delivery requirements, or we may accumulate excess inventories. Our third-party contractors have not provided any assurance to us that adequate capacity will be available to us within the time required to meet additional demand for our products.

Average selling prices of our products could decrease rapidly, which could have a material adverse effect on our revenue and gross margins.

We may experience substantial period-to-period fluctuations in future operating results due to the erosion of our average selling prices. From time to time, we have reduced the average unit price of our products in anticipation of competitive pricing pressures, new product introductions by us our or competitors and for other reasons. We expect that we will have to do so again in the future. If we are unable to offset any reductions in our average selling prices by increasing our sales volumes or introducing new products with higher operating margins, our revenue and gross margins will suffer. To maintain our gross margins, we must develop and introduce new products and product enhancements on a timely basis and continually reduce our and our customers’ costs. Failure to do so would cause our revenue and gross margins to decline.

Due to our limited operating history and our sell-through revenue recognition policy, we may have difficulty accurately predicting our future revenue and appropriately budgeting our expenses.

We were incorporated in 2008 and have only a limited operating history from which to predict future revenue. This limited operating experience, combined with the rapidly evolving nature of the markets in which we sell our products, substantial uncertainty concerning how these markets may develop and other factors beyond our control, reduces our ability to accurately forecast quarterly or annual revenue. In addition, because we record revenue from sales when our products are shipped to end customers by our distributors, some of the revenue we record in a quarter may be derived from sales of products shipped to distributors during previous quarters. This revenue recognition policy reduces our ability to forecast quarterly or annual revenue accurately. We are currently expanding our staffing and increasing our expense levels in anticipation of future revenue growth. If our revenue does not increase as anticipated, we could incur significant losses due to our higher expense levels if we are not able to decrease our expenses in a timely manner to offset any shortfall in future revenue.

Our customers require our products and our third-party contractors to undergo a lengthy and expensive qualification process which does not assure product sales.

Prior to purchasing our products, our customers require that both our products and our third-party contractors undergo extensive qualification processes, which involve testing of the products in the customer’s system and rigorous reliability testing. This qualification process may continue for six months or more. However, qualification of a product by a customer does not assure any sales of the product to that customer. Even after successful qualification and sales of a product to a customer, a subsequent revision to the product, changes in our customer’s manufacturing process or our selection of a new supplier may require a new qualification process, which may result in delays and in us holding excess or obsolete inventory. After our products are qualified, it can take an additional six months or more before the customer commences volume production of components or devices that incorporate our products. Despite these uncertainties, we devote substantial resources, including design, engineering, sales, marketing and management efforts, to qualifying our products with customers in anticipation of sales. If we are unsuccessful or delayed in qualifying any of our products with a customer, sales of this product to the customer may be precluded or delayed, which may impede our growth and cause our business to suffer.

We are subject to order and shipment uncertainties, and differences between our estimates of customer demand and product mix and our actual results could negatively affect our inventory levels, sales and operating results.

Our revenue is generated on the basis of purchase orders with our customers rather than long-term purchase commitments. In addition, our customers can cancel purchase orders or defer the shipments of our products under certain circumstances. Our products are manufactured using a silicon foundry according to our estimates of customer demand, which requires us to make separate demand forecast assumptions for every customer, each of which may introduce significant variability into our aggregate estimate. We have limited visibility into future customer demand and the product mix that our customers will require, which could adversely affect our revenue forecasts and operating margins. Moreover, because our target markets are relatively new, many of our customers have difficulty accurately forecasting their product requirements and estimating the timing of their new product introductions, which ultimately affects their demand for our products. In addition, the rapid pace of innovation in our industry could render significant portions of our inventory obsolete. Excess or obsolete inventory levels could result in unexpected expenses or increases in our reserves that could adversely affect our business, operating results and financial condition. Conversely, if we were to underestimate customer demand or if sufficient manufacturing capacity were unavailable, we could forego revenue opportunities, potentially lose market share and damage our customer relationships. In addition, any significant future cancellations or deferrals of product orders or the return of previously sold products due to manufacturing defects could materially and adversely impact our profit margins, increase our write-offs due to product obsolescence and restrict our ability to fund our operations.

Winning business is subject to lengthy competitive selection processes that require us to incur significant expenditures. Even if we begin a product design, a customer may decide to cancel or change its product plans, which could cause us to generate no revenue from a product and adversely affect our results of operations.

The selection process for obtaining new business typically is lengthy and can require us to incur significant design and development expenditures and dedicate scarce engineering resources in pursuit of a single customer opportunity. We may not win the competitive selection process and may never generate any revenue despite incurring significant design and development expenditures. These risks are exacerbated by the fact that some of our customers’ products likely will have short life cycles. Failure to obtain business in a new product design could prevent us from offering an entire generation of a product, even though this has not occurred to date. This could cause us to lose revenue and require us to write off obsolete inventory, and could weaken our position in future competitive selection processes.

After securing new business, we may experience delays in generating revenue from our products as a result of the lengthy development cycle typically required. Our customers generally take a considerable amount of time to evaluate our products. The typical time from early engagement by our sales force to actual product introduction could run from 12 to 24 months. The delays inherent in these lengthy sales cycles increase the risk that a customer will decide to cancel, curtail, reduce or delay its product plans, causing us to lose anticipated sales. In addition, any delay or cancellation of a customer’s plans could materially and adversely affect our financial results, as we may have incurred significant expense and generated no revenue. Finally, our customers’ failure to successfully market and sell their products could reduce demand for our products and materially and adversely affect our business, financial condition and results of operations. If we were unable to generate revenue after incurring substantial expenses to develop any of our products, our business would suffer.

Many of our products will have long sales cycles, which may cause us to expend resources without an acceptable financial return and which makes it difficult to plan our expenses and forecast our revenue.

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

We are subject to the cyclical nature of the semiconductor industry.

The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The industry is experiencing a significant downturn during the current global recession. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. The current downturn and any future downturns could have a material adverse effect on our business and operating results.

Furthermore, any upturn in the semiconductor industry could result in increased competition for access to third-party foundry and assembly capacity. We are dependent on the availability of this capacity to manufacture and assemble our products, and our third-party manufacturers have not provided assurances that adequate capacity will be available to us in the future.

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

Many of our current products, particularly those based on polymer technology, are either in the development stage or are being tested by potential customers. We cannot be assured that our development efforts or customer tests will be successful or that they will result in actual material sales, or that such products will be commercially viable.

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

We face competitive pressures from a variety of companies in our target markets. The telecom, data-com and consumer opto-electronics markets are highly competitive and we expect that domestic and international competition will increase in these markets, due in part to deregulation, rapid technological advances, price erosion, changing customer preferences and evolving industry standards. Increased competition could result in significant price competition, reduced revenues or lower profit margins. Many of our competitors and potential competitors have or may have substantially greater research and product development capabilities, financial, scientific, marketing, and manufacturing and human resources, name recognition and experience than we do. As a result, these competitors may:

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

Restrictive covenants under our credit facilities with Silicon Valley Bank may adversely affect our operations.

Our loan and security agreement with Silicon Valley Bank contains a number of restrictive covenants that will impose significant operating and financial restrictions on our ability to, without prior written approval from Silicon Valley Bank:

•

Merge or consolidate, or permit any of our subsidiaries to merge or consolidate, with or into any other business organization, or acquire, or permit any of our subsidiaries to acquire, all or substantially all of the capital stock or property of another person;

•	Create, incur, or assume any indebtedness, other than certain indebtedness permitted under the loan and security agreement with Silicon Valley Bank; and

•	Pay any dividends or make any distributions or payment on, or redeem, retire or repurchase any capital stock.

A failure to comply with the covenants contained in our loan and security agreement could result in an event of default under the agreement which, if not cured or waived, could have a material adverse affect on our business, financial condition and results of operations.

We have previously identified a material weakness in our internal control over financial reporting. If we fail to remedy our material weakness or otherwise fail to maintain effective internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected.

In connection with the preparation of our consolidated financial statements for the years ended December 31, 2009 and 2008, material weaknesses in our internal controls over financial reporting, as defined in rules established by the Public Company Accounting Oversight Board, were identified. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis. The material weakness was attributed to us not maintaining a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting requirements. We have adopted a remediation plan which we are in the process of implementing, including the hiring in February 2010 of a corporate controller with technical accounting and financial reporting experience, and we expect to remediate the material weaknesses during 2010.

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

As of April 26, 2010, we had approximately 9,349,339 shares of common stock outstanding, approximately 1,569,491 shares of common stock available for future issuance under our stock option plans and warrants to purchase approximately 2,282,038 shares outstanding. Additional sales of our common stock in the public market after the effectiveness of registration statements we have filed with the SEC or the perception that such sales could occur, could cause the market price of our common stock to decline We may issue additional shares of our common stock in the future in private placements, public offerings or to finance mergers or acquisitions.

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

ITEM 5.	OTHER INFORMATION

On March 16, 2010, the Board of Directors of the Company approved a plan to consolidate operations and reduce costs by closing its R&D design center in Haifa, Israel, which was acquired as part of the merger with ChipX in 2009. The Company took a restructuring charge of $428,000 to account for employee severance of $196,000, future facility rent expense of $61,000 for the remainder of the lease term through the end of fiscal 2010, a write-down of fixed assets of $121,000, and accounting and legal expenses of $50,000. The cash expenditures resulting from the charge are expected to be approximately $307,000, all of which is expected to be paid by the Company during fiscal 2010.

Effective February 24, 2010, the Company amended its lease agreement with S/I North Creek III, LLC for its facility in Bothell, Washington. The amended lease reduces the size of the Company’s Bothell facilities, while also reducing the average monthly rate paid. Under the new lease terms the monthly rent will be approximately $40,000 per month through January 2011, and beginning February 2011, will average approximately $17,000 per month for the remainder of the term. The lease term begins in April 2010 and will expire in March 2014.

ITEM 6.	EXHIBITS

(a)	Exhibits

Exhibit Number	Description
10.1	Third Amendment to Schnitzer North Creek Lease Agreement dated February 24, 2010.

31.1	Chief Executive Officer certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer certification pursuant to Rule 13a-14(b) or Rule 13d-14(b) and Section 1350, Chapter 63 of Title 18 United States Code (18 U.S.C. 1350) as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350, Chapter 63 of Title 18 United States Code (18 U.S.C. 1350) as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIGOPTIX, INC.

Date: May 10, 2010	/S/ AVISHAY S. KATZ
Dr. Avishay S. Katz
Chief Executive Officer and Chairman of the Board

Date: May 10, 2010	/S/ RONALD K. SHELTON
Ronald K. Shelton
Chief Financial Officer

EXHIBIT INDEX

The following documents are filed:

Exhibit Number	Description
10.1	Third Amendment to Schnitzer North Creek Lease Agreement dated February 24, 2010.

31.1	Chief Executive Officer certification pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer certification pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer certification pursuant to Section 1350, Chapter 63 of Title 18 United States Code, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer certification pursuant to Section 1350, Chapter 63 of Title 18 United States Code, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.