Form 10-K/A
period 2009-12-31
GigOptix, Inc.
filed 2010-06-10
CIK 1432150

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

The number of shares of Common Stock outstanding as of June 7, 2010 the most recent practicable date prior to the filing of this Annual Report on Form 10-K/A was 9,361,839 shares.

Explanatory Note

We are filing this Amendment No. 2 to Annual Report on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2010 and amended on Form 10-K/A on April 30, 2010 (collectively, the “10-K”). The purpose of this Amendment is to file a revised Exhibit 10.46 in Part IV. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

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

1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GigOptix, Inc.

By:	/s/ Dr. Avishay S. Katz
Dr. Avishay S. Katz, Chief Executive Officer and Chairman of the Board

Date: June 10, 2010

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

NAME	TITLE	DATE

/s/ Dr. Avishay S. Katz	Chief Executive Officer and Chairman of the Board	June 10, 2010
Dr. Avishay S. Katz

/s/ Ronald K. Shelton	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 10, 2010
Ronald K. Shelton

/s/ C. James Judson	Director	June 10, 2010
C. James Judson

/s/ Frank W. Schneider	Director	June 10, 2010
Frank W. Schneider

/s/ Kimberly D.C. Trapp	Director	June 10, 2010
Kimberly D.C. Trapp

/s/ Neil Miotto	Director	June 10, 2010
Neil Miotto

2

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger by and among Lumera Corporation, GigOptix LLC, Galileo Merger Holdings, Inc., Galileo Merger Sub L, Inc. and Galileo Merger Sub G, LLC dated as of March 27, 2008. Filed previously with the Registrant’s Registration Statement on Form S-4 filed on September 8, 2008, SEC File No. 333-153362.

3.1	Form of Amended and Restated Certificate of Incorporation of the Registrant. Filed previously with the Registrant’s Registration Statement on Form S-4 filed on September 8, 2008, SEC File No. 333-153362.

3.2	Amended and Restated Bylaws of the Registrant. Filed previously with the Registrant’s Current Report on Form 8-K filed on June 4, 2009.

4.1	Form of Certificate representing the Common Stock, par value $0.001 per share, of the Registrant. Filed previously with the Registrant’s Amendment No. 2 to Registration Statement on Form S-4 filed on October 24, 2008, SEC File No. 333-153362.

4.2	Form of GigOptix, Inc. Common Stock Purchase Warrant issuable to Lumera Corporation Warrant holders. Filed previously with the Registrant’s Amendment No. 2 to Registration Statement on Form S-4 filed on October 24, 2008, SEC File No. 333-153362.

4.3	Form of Common Stock Warrant dated November 7, 2006. Filed previously with Lumera Corporation’s Current Report on Form 8-K filed on November 8, 2006.

4.4	Warrant for purchase of Shares of Common Stock dated February 21, 2008, issued by Lumera Corporation to Kingsbridge Capital Limited. Filed previously with Lumera Corporation’s Current Report on Form 8-K filed on February 25, 2008.

4.5	Form of Warrant issued to Placement Agent. Filed previously with Lumera Corporation’s Current Report on Form 8-K filed on July 15, 2008.

4.6	Warrant issued to Silicon Valley Bank on January 21, 2009. Filed previously with the Registrant’s Current Report on Form 8-K filed on January 21, 2008.

4.7	Form of Common Stock Warrant. Filed previously with Amendment No. 1 to Lumera Corporation’s Registration Statement on Form S-1 filed on June 24, 2004.

4.8	Warrant to Purchase 170,546 shares of Common Stock. Filed previously with Amendment No. 3 to Lumera Corporation’s Registration Statement on Form S-1 filed on July 12, 2004.

4.9	Form of Common Stock Warrant issued by Lumera Corporation to underwriters July 23, 2004. Filed previously with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 31, 2009.

4.10	Form of Warrant in connection with the Loan and Security Agreement, dated as of November 12, 2009, by and between GigOptix, Inc. and Bridge Bank, N.A. Filed previously with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 31, 2010.

4.11	Form of Warrant in connection with the Securities Purchase Agreement, dated as of December 28, 2009, by and between GigOptix, Inc. and the purchasers listed therein. Filed previously with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 31, 2010.

4.12	Form of Warrant in connection with the Loan Agreement, dated January 29, 2010, by and between GigOptix, Inc. and Agility Capital, LLC. Filed previously with the Registrant’s Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on April 30, 2010.

4.13	Warrant issued by GigOptix, Inc. to Agility Capital, LLC on April 5, 2010 in connection with the Loan Agreement. Filed previously with the Registrant’s Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on April 30, 2010.

4.14	Warrant issued by GigOptix, Inc. to Bridge Bank, N.A. on April 7, 2010 in connection with the Loan and Security Agreement. Filed previously with the Registrant’s Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on April 30, 2010.

10.1	2000 Stock Option Plan of Lumera Corporation. Filed previously with Amendment No. 1 to Lumera Corporation’s Registration Statement on Form S-1 filed on June 24, 2004.

10.2	GigOptix, Inc. 2008 Equity Incentive Plan. Filed previously with the Registrant’s Registration Statement on Form S-4 filed on September 8, 2008, SEC File No. 333-153362.

Exhibit Number	Description
10.3	2004 Equity Incentive Plan of Lumera Corporation. Filed previously with Amendment No. 1 to Lumera Corporation’s Registration Statement on Form S-1 filed on June 24, 2004.

10.4	2007 GigOptix LLC Equity Incentive Plan. Filed previously with the Registrant’s Registration Statement on Form S-4 filed on September 8, 2008, SEC File No. 333-153362.

10.5	Lease Agreement, dated as of July 11, 2005, by and between S/I North Creek and Lumera Corporation for facilities located at 19910 North Creek Parkway, Bothell, WA. Filed previously with Lumera Corporation’s Current Report on Form 8-K filed on July 12, 2005.

10.6	Office Lease Agreement dated March 21, 2005 by and between EOP-Embarcadero Place, L.L.C. and iTerra Communications LLC for facilities located at 2400 Geng Road, Suite 100, Palo Alto, CA. Filed previously with the Registrant’s Amendment No. 2 to Registration Statement on Form S-4 filed on October 24, 2008, SEC File No. 333-153362.

10.7	First Amendment dated as of January 26, 2009 by and between EOP-Embarcadero Place, L.L.C. and the Company. Filed previously with Registrant’s Current Report on Form 8-K filed on January 21, 2008.

10.8	Exclusive Licensing Agreement effective October 20, 2000, by and between the University of Washington and Lumera Corporation. Filed previously with Lumera Corporation’s Registration Statement on Form S-1 filed on May 19, 2004.

10.9	License Agreement effective March 27, 2004, by and between Arizona Microsystems, L.L.C. and Lumera Corporation. Filed previously with Lumera Corporation’s Registration Statement on Form S-1 filed on May 19, 2004.

10.10	License Agreement dated August 31, 2007 by and between Digimimic S.r.l. and GigOptix LLC. Filed previously with the Registrant’s Registration Statement on Form S-4 filed on September 8, 2008, SEC File No. 333-153362.

10.11	Form of Note and Warrant Purchase Agreement effective April 20, 2004, by and between Lumera Corporation and the Lenders, as defined therein. Filed previously with Lumera Corporation’s Registration Statement on Form S-1 filed on
May 19, 2004.

10.12	Amended and Restated Investors’ Rights Agreement dated August 25, 2003, by and between Lumera Corporation and the Investors, as defined therein. Filed previously with Lumera Corporation’s Registration Statement on Form S-1 filed on May 19, 2004.

10.13	Amendment to 2000 Stock Option Plan of Lumera Corporation. Filed previously with Amendment No. 1 to Lumera Corporation’s Registration Statement on Form S-1 filed on June 24, 2004.

10.14	Modulators Incorporating Polymers with Exceptionally High Electro-Optic Coefficients Development Agreement with the Defense Advanced Research Projects Agency dated June 30, 2006. Filed previously with Lumera Corporation’s Quarterly Report for the quarter ended June 30, 2006.

10.15	Form of Securities Purchase Agreement by and among Lumera Corporation and the Purchasers thereto dated November 7, 2006. Filed previously with Lumera Corporation’s Current Report on Form 8-K filed on November 8, 2006.

10.16	Employment Agreement by and between the Company and Dr. Katz, dated as of January 26, 2009. Filed previously with Registrant’s 8-K filed on January 29, 2009.

10.17	Form of Employment Agreement to be entered into between the Company and its executive officers. Filed previously with the Registrant’s 8-K filed on February 9, 2009.

10.18	Form of Incentive Stock Option Award Agreement. Filed previously with the Registrant’s Current Report on Form 8-K filed on March 17, 2009.

10.19	Form of Nonstatutory Stock Option Award Agreement. Filed previously with the Registrant’s Current Report on Form 8-K filed on March 17, 2009.

10.20	Common Stock Purchase Agreement, dated as of February 21, 2008, by and between Lumera Corporation and Kingsbridge Capital Limited. Filed previously with Lumera Corporation’s Current Report on Form 8-K filed on
February 25, 2008.

Exhibit Number	Description
10.21	Stock Purchase Agreement by and between GigOptix LLC and the shareholders of Helix AG dated as of January 14, 2008. Filed previously with the Registrant’s Registration Statement on Form S-4 filed on September 8, 2008, SEC File No. 333-153362.

10.22	Contribution Agreement by and among Lumera Corporation and Asyrmatos, Inc., dated as of February 20, 2008. Filed previously with Lumera Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

10.23	Investors’ Rights Agreement by and between Lumera Corporation and Asyrmatos, Inc., dated as of February 20, 2008. Filed previously with Lumera Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

10.24	Right of First Refusal and Co-Sale Agreement by and among Lumera Corporation and Asyrmatos, Inc., dated as of February 20, 2008. Filed previously with Lumera Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

10.25	Voting Agreement by and among Lumera Corporation and Asyrmatos, Inc., dated as of February 20, 2008. Filed previously with Lumera Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

10.26	Loan and Security Agreement between Lumera Corporation and Asyrmatos, Inc., dated as of February 20, 2008. Filed previously with Lumera Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

10.27	Loan Agreement dated January 10, 2008 by and between GigOptix-Helix AG and GigOptix LLC. Filed previously with the Registrant’s Registration Statement on Form S-4 filed on September 8, 2008, SEC File No. 333-153362.

10.28	Registration Rights Agreement, dated February 21, 2008, by and between Lumera Corporation and Kingsbridge Capital Limited. Filed previously with Lumera Corporation’s Current Report on Form 8-K filed on February 25, 2008.

10.29	Common Stock Purchase Agreement, dated as of February 21, 2008, by and between Lumera Corporation and Kingsbridge Capital Limited. Filed previously with Lumera Corporation’s Current Report on Form 8-K filed on February 25, 2008.

10.30	Stock Purchase Agreement between Lumera Corporation and Rodman & Renshaw, LLC. Filed previously with Lumera Corporation’s Current Report on Form 8-K filed on July 14, 2008.

10.31	Unconditional Guaranty between the Company and Silicon Valley Bank, dated as of January 21, 2009. Filed previously with the Registrant’s Current Report on Form 8-K filed on January 21, 2008.

10.32	Default Waiver and Fourth Amendment to Loan and Security Agreement between GigOptix LLC and Silicon Valley Bank, effective as of December 31, 2008. Filed previously with the Registrant’s Current Report on Form 8-K filed on January 21, 2008.

10.33	Loan and Security Agreement, dated as of October 5, 2007, by and between GigOptix LLC and Silicon Valley Bank. Filed previously with Registrant’s Current Report on Form 8-K filed on January 21, 2008.

10.34	First Amendment to Loan and Security Agreement, dated as of August 21, 2008, by and between GigOptix LLC and Silicon Valley Bank. Filed previously with the Registrant’s Current Report on Form 8-K filed on January 21, 2008.

10.35	Default Waiver and Second Amendment to Loan and Security Agreement, dated as of September 26, 2008, by and between GigOptix LLC and Silicon Valley Bank. Filed previously with the Registrant’s Current Report on Form 8-K filed on January 21, 2008.

Exhibit Number	Description
10.36	Third Amendment to Loan and Security Agreement, dated as of October 27, 2008, by and between GigOptix LLC and Silicon Valley Bank. Filed previously with the Registrant’s Current Report on Form 8-K filed on January 21, 2008.

10.37	Plexera Asset Purchase Agreement, dated as of February 17, 2009. Filed previously with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 31, 2009.

10.38	Fifth Amendment to Loan and Security Agreement between GigOptix LLC and Silicon Valley Bank, dated as of February 28, 2009. Filed previously with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 31, 2009.

10.39	Agreement and Plan of Merger, dated as of November 9, 2009, among GigOptix, Inc., Ahoy Acquisition Corporation and ChipX, Incorporated. Filed previously with the Registrant’s Current Report on Form 8-K filed on November 10, 2009.

10.40	Loan and Security Agreement, dated as of December 9, 2008, by and between ChipX, Incorporated and Bridge Bank, N.A. Filed previously with the Registrant’s Current Report on Form 8-K filed on November 16, 2009.

10.41	Loan and Security Modification Agreement, dated as of May 5, 2009, by and between ChipX, Incorporated and Bridge Bank, N.A. Filed previously with the Registrant’s Current Report on Form 8-K filed on November 16, 2009.

10.42	Consent, Assignment, Assumption and Amendment Agreement, dated as of November 9, 2009, by and among GigOptix, Inc., ChipX, Incorporated and Bridge Bank, N.A. Filed previously with the Registrant’s Current Report on Form 8-K filed on November 16, 2009.

10.43	Loan and Security Agreement, dated as of November 12, 2009, by and among GigOptix, Inc., ChipX, Incorporated and Bridge Bank, N.A. Filed previously with the Registrant’s Current Report on Form 8-K filed on November 16, 2009.

10.44	Second Amendment to Lease Agreement, dated as of December 9, 2009, by and between GigOptix, Inc. and EOP-Embarcadero Place, L.L.C. Filed previously with the Registrant’s Current Report on Form 8-K filed on December 15, 2009.

10.45	Securities Purchase Agreement, dated as of December 28, 2009, by and between GigOptix, Inc. and the purchasers listed therein. Filed previously with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 31, 2010.

10.46*	Loan Agreement, dated January 29, 2010 between GigOptix, Inc., ChipX, Incorporated and Agility Capital, LLC.¿

21	Subsidiaries of the registrant. Filed previously with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 31, 2010.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm. Filed previously with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 31, 2010.

24.1*	Powers of Attorney (included on the signature pages hereto)

31.1*	Chief Executive Officer certification pursuant to Rule 13a-14(a)/15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer certification pursuant to Rule 13a-14(a)/15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer certification pursuant to Rule 13a-14(b) or Rule 13d-14(b) and Section 1350, Chapter 63 of Title 18 United States Code (18 U.S.C. 1350) as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. Filed previously with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 31, 2010.

32.2	Chief Financial Officer certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350, Chapter 63 of Title 18 United States Code (18 U.S.C. 1350) as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. Filed previously with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 31, 2010.

*	Filed herewith
¿	Portions of this exhibit were redacted pursuant to a confidential treatment request filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. This information has been filed separately with the Securities and Exchange Commission.