Form 10-Q
period 2010-07-04
GigOptix, Inc.
filed 2010-08-02
CIK 1432150

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2010

or

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

The number of shares of Common Stock outstanding as of July 28, 2010 the most recent practicable date prior to the filing of this Quarterly Report on Form 10-Q, was 12,121,839 shares.

PART I

FINANCIAL INFORMATION

GIGOPTIX, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	July 4, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$764	$3,583
Accounts receivable, net	3,955	3,750
Inventories	1,451	1,457
Prepaid and other current assets	1,668	816

Total current assets	7,838	9,606
Property and equipment, net	3,684	4,334
Intangible assets, net	4,246	4,716
Goodwill	7,307	7,307
Restricted cash	400	601
Other assets	725	758

Total assets	$24,200	$27,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,857	$4,376
Accrued and other current liabilities	4,565	5,403
Line of credit	2,755	1,324

Total current liabilities	11,177	11,103
Pension liabilities	182	186
Other long term liabilities	1,596	2,035

Total liabilities	12,955	13,324
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of July 4, 2010 and December 31, 2009	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 9,361,421 and 9,289,682 shares issued and outstanding as of July 4, 2010 and December 31, 2009, respectively	9	9
Additional paid-in capital	83,696	82,814
Accumulated deficit	(72,591)	(68,993)
Accumulated other comprehensive income	131	168

Total stockholders’ equity	11,245	13,998

Total liabilities and stockholders’ equity	$24,200	$27,322

See accompanying Notes to Consolidated Financial Statements

GIGOPTIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended		Six months ended
	July 4, 2010	July 5, 2009	July 4, 2010	July 5 2009
Revenue
Product	$5,524	$2,963	$10,658	$5,440
Government contract	755	1,487	894	3,103

Total revenue	6,279	4,450	11,552	8,543
Cost of revenue
Product	2,621	1,075	5,222	2,136
Government contract	158	718	252	1,398

Total cost of revenue	2,779	1,793	5,474	3,534

Gross profit	3,500	2,657	6,078	5,009

Research and development expense	2,124	1,165	4,204	2,664
Selling, general and administrative expense	2,540	2,141	4,674	4,426
Restructuring expense	—	—	428	—

Total operating expenses	4,664	3,306	9,306	7,090

Loss from operations	(1,164)	(649)	(3,228)	(2,081)
Interest expense, net	(118)	(5)	(228)	(2)
Other income (expense), net	(105)	(8)	(118)	330

Net loss before income taxes	(1,387)	(662)	(3,574)	(1,753)
(Provision for) benefit from income taxes	(24)	53	(24)	129

Net loss	(1,411)	$(609)	(3,598)	$(1,624)

Net loss per share - basic and diluted	$(0.15)	$(0.12)	$(0.39)	$(0.31)

Shares used in computing basic and diluted net loss per shares	9,353	5,178	9,329	5,175

See accompanying Notes to Consolidated Financial Statements

GIGOPTIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended
	July 4, 2010	July 5, 2009
Cash flows from operating activities:
Net loss	$(3,598)	$(1,624)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,378	457
Stock-based compensation expense	827	362
Write down of fixed assets	121	—
Amortizaton of discount on loan	152	—
Provision for excess and obsolete inventory	19	—
Deferred income taxes	(1)	(59)
Amortization of acquisition-related payment	300	350
(Gain) loss on sale of assets	4	(300)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(206)	(2,669)
Inventories	(171)	181
Prepaid and other current assets	(1,150)	22
Other assets	33	(80)
Accounts payable	(515)	78
Increase in book overdrafts	—	109
Accrued and other current liabilities	(1,172)	(917)

Net cash used in operating activities	(3,979)	(4,090)

Cash flows from investing activities:
Purchases of property and equipment	(241)	(232)
Change in restricted cash	200	—
Proceeds from sale of assets	—	300

Net cash provided by (used in) investing activities	(41)	68

Cash flows from financing activities:
Proceeds from issuance of common stock and common stock warrants	56	4
Proceeds from line of credit	8,332	—
Proceeds from short-term loan	900	792
Repayment of line of credit	(7,437)	(1,592)
Repayment of short-term loan	(515)	—
Repayment of capital lease obligations	(103)	—

Net cash provided by (used in) financing activities	1,233	(796)

Effect of exchange rates on cash and cash equivalents	(32)	8
Net decrease in cash and cash equivalents	(2,819)	(4,810)
Cash and cash equivalents at beginning of the period	3,583	6,871

Cash and cash equivalents at end of period	$764	$2,061

Supplemental disclosure of cash flow information:
Interest paid	$108	$14

See accompanying Notes to Consolidated Financial Statements

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

Organization

GigOptix, Inc. (“GigOptix” or “the Company”), the successor to GigOptix LLC, was formed as a Delaware corporation in March 2008 in order to facilitate a combination between GigOptix LLC and Lumera Corporation (Lumera). Before the combination, GigOptix LLC acquired the assets of iTerra Communications LLC in July 2007 (iTerra) and Helix Semiconductors AG (Helix) in January 2008. On November 9, 2009, GigOptix acquired ChipX, Incorporated (ChipX). As a result of the acquisitions, Helix, Lumera and ChipX all became wholly owned subsidiaries of GigOptix.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has incurred significant losses since inception, attributable to its efforts to design and commercialize its products. For the six months ended July 4, 2010 and the year ended December 31, 2009, the Company incurred net losses of $3.6 million and $10.4 million, respectively, and cash outflows from operations of $4.0 million and $4.1 million, respectively. As of July 4, 2010 and December 31, 2009, the Company had an accumulated deficit of $72.6 million and $69.0 million, respectively. The Company has managed its liquidity during this time through a series of cost reduction initiatives, sales of common stock and working capital management.

At December 31, 2009 the Company determined that due to its significant operating losses and negative cash flows through that date, among other factors, there was substantial doubt about its ability to continue as a going concern. At that time, the Company determined that it would need to raise additional capital and begin to generate positive and what the Company believes to be sustainable, Adjusted EBITDA (a measure of cash flow from operations, absent changes in working capital and capital equipment purchases) in order to continue as a going concern.

On July 8, 2010 the Company closed a public offering in which it issued 2,460,000 shares of common stock at a price per share of $1.75, resulting in proceeds to the Company (net of underwriter discount and commissions) of $4,000,000. In addition, for the three months ended July 4, 2010 the Company had an Adjusted EBITDA of $221,000 and currently anticipates that it will have positive Adjusted EBITDA for the rest of fiscal 2010. Given these two factors, management believes the Company can continue as a going concern.

Basis of Presentation

The Company’s fiscal year ends on December 31. For quarterly reporting, the Company employs a four-week, four-week, five week reporting period. The current three month period ended on Sunday, July 4, 2010. The second quarter of fiscal 2009 ended on Sunday, July 5, 2009. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements as of July 4, 2010 and for the three and six months ended July 4, 2010 and July 5, 2009, respectively, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X, and include the accounts of the Company and all of its subsidiaries. Accordingly, they do not include all of the information and footnotes required by such accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company’s consolidated financial position and operations have been included. The condensed consolidated results of operations for the three and six months ended July 4, 2010 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2010.

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

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 3—BALANCE SHEET COMPONENTS

Accounts receivable, net, consisted of the following (in thousands):

	July 4, 2010	December 31, 2009
Billed accounts receivable	$3,925	$3,591
Unbilled accounts receivable	250	321
Allowance for doubtful accounts	(220)	(162)

	$3,955	$3,750

Inventories consisted of the following (in thousands):

	July 4, 2010	December 31, 2009
Raw materials	$676	$506
Work in process	208	238
Finished goods	567	713

	$1,451	$1,457

Prepaid and other current assets consisted of the following (in thousands):

	July 4, 2010	December 31, 2009
Escrow payment related to continued employment	$300	$600
Prepayment to suppliers	771	2
Other prepaid expenses and current assets	597	214

	$1,668	$816

Property and equipment, net consisted of the following (in thousands, except depreciable life):

	Depreciable Life	July 4, 2010	December 31, 2009
	(In years)
Network and laboratory equipment	3 - 5	$4,969	$4,878
Computer software and equipment	3	2,555	2,551
Furniture and fixtures	3 -10	152	152
Licensed property	2	468	468
Office equipment	3 - 5	57	50
Leasehold improvements	1 - 5	171	81
Construction-in-progress	—	263	229

		8,635	8,409
Accumulated depreciation and amortization		(4,951)	(4,075)

Property and equipment, net		$3,684	$4,334

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation and amortization expense related to property and equipment was $371,000 and $99,000 for the three months ended July 4, 2010 and July 5, 2009, respectively. Depreciation and amortization expense related to property and equipment was $756,000 and $213,000 for the six months ended July 4, 2010 and July 5, 2009, respectively. A write down of fixed assets of $121,000 was recorded as part of a restructuring of the Company’s Israel Design Center during the six months ended July 4, 2010.

Other assets consisted of the following (in thousands):

	July 4, 2010	December 31, 2009
Severance fund	$435	$666
Other	290	92

	$725	$758

Accrued and other current liabilities consisted of the following (in thousands):

	July 4, 2010	December 31, 2009
Additional billings repayable to US Government	1,154	1,275
Accrued legal and professional services	$530	$1,079
Accrued compensation and related taxes	1,134	1,007
Customer deposit	467	467
Accrued restructuring	290	339
Other	990	1,236

	$4,565	$5,403

Other long – term liabilities consisted of the following (in thousands):

	July 4, 2010	December 31, 2009
Capital lease obligation	$1,122	$1,227
Severance liability in Israel	474	722
Restructuring liability	—	86

	$1,596	$2,035

NOTE 4—BUSINESS COMBINATIONS

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

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5—INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of the following (in thousands):

	Jul y 4, 2010			December 31, 2009
	Gross	Accumulated Amortization	Net (1)	Gross	Accumulated Amortization	Net (1)
Existing technology	$2,328	$(1,276)	$1,052	$2,328	$(1,191)	$1,137
Order backlog	459	(370)	89	459	(211)	248
Customer relationships	2,558	(329)	2,229	2,558	(173)	2,385
Trade name	577	(38)	539	577	(8)	569
Patents	457	(120)	337	457	(80)	377

Total	$6,379	$(2,133)	$4,246	$6,379	$(1,663)	$4,716

(1)	Includes foreign currency adjustments totaling zero and $1,300 as of July 4, 2010 and December 31, 2009, respectively.

Amortization expense of intangible assets included in cost of revenue and selling, general and administrative expenses was approximately $232,000 and $470,000, respectively for the three and six months ended July 4, 2010. Amortization expense of intangible assets included in cost of revenue and selling, general and administrative expenses was approximately $123,000 and $244,000, respectively during the three and six months ended July 5, 2009.

Estimated future amortization expense related to intangible assets as of July 4, 2010 is as follows (in thousands):

Years ending December 31,	Amount
2010	$384
2011	607
2012	607
2013	605
2014	532
Thereafter	1,511

Total	$4,246

The Company performs a review of the carrying value of its intangible assets if circumstances warrant. In its review, the Company compares the gross, undiscounted cash flows expected to be generated by the underlying assets against the carrying value of those assets. To the extent such cash flows do not exceed the carrying value of the underlying asset the Company will record an impairment charge. The Company did not record an impairment charge during the three or six months ended July 4, 2010. In the three months ended December 31, 2009, the Company determined that due to a sharp decline in revenue in the fourth quarter, an impairment analysis of the intangibles related to existing technology and customer relationships acquired in the acquisition of Helix was warranted. The Company estimated the fair value of the intangible assets using undiscounted forecasted cash flows; this represents a Level 3 fair value measurement. The analysis indicated that the carrying value of the intangible assets should be reduced to zero and, accordingly, the Company recorded an impairment charge of $436,000 in the fourth quarter of 2009.

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

NOTE 6—LINE OF CREDIT AND SHORT-TERM LOAN

On April 23, 2010 the Company entered into a loan and security agreement with Silicon Valley Bank (“SVB”). Pursuant to the Loan Agreement, the Company is entitled to borrow from SVB up to $3 million based on net eligible accounts receivable after an 80% advance rate and subject to limits based on the Company’s eligible accounts as determined by SVB (the “Revolving Loan”). Interest on extensions of credit under the Revolving Loan is equal to the prime rate of SVB, which is currently 4.0% per annum, plus 1.5% per annum (the “Applicable Rate”). In addition, a monthly collateral handling fee of 0.30% per each gross financed account receivable shall apply (“Collateral Handling Fee”). If the Company achieves certain quarterly financial performance targets as stated in the loan agreement, the Applicable Rate and the Collateral Handling Fee shall be reduced to the prime rate of SVB plus 1.0% per annum and 0.20%, respectively. The Revolving Loan will be used by the Company to replace its revolving accounts receivable credit line with Bridge Bank. With the initial funding by SVB of the Revolving Loan, the Company has terminated its loan and security agreement with Bridge Bank as having been fully performed by the Company. The Loan Agreement also contains events of default customary for credit facilities of this type, including, among other things, nonpayment of principal or interest when due. The Loan Agreement will expire on April 23, 2012.

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pursuant to the Loan Agreement, SVB is making available a term loan (the “Term Loan”) in an amount up to $400,000, subject to the satisfaction of terms and conditions of the Loan Agreement, which can be drawn down one time for the purpose of refinancing the Company’s outstanding obligations to Agility Capital. The Term Loan is repayable in eighteen equal monthly installments and interest is fixed at a rate per annum of 9.0%. With the funding by SVB of the Term Loan, the Company terminated its loan agreement with Agility Capital as having been fully performed by the Company.

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

In addition, the Company is required to provide SVB evidence that (i) the Company has received commitments from investors for a new equity investment in the Company in which the Company will receive at least $4 million (the “Equity Event”) and (ii) that the Equity Investment has occurred not later than August 15, 2010, with such covenants to be waived if the Company’s EBITDA is greater than zero for the quarter ending July 4, 2010. On July 8, 2010, the Company completed a public offering which satisfied the covenant above (see Note 13—Subsequent Events).

In connection with the Loan Agreement, the Company granted SVB (i) a warrant to purchase 125,000 shares of the Company’s common stock at an exercise price equal to $4.00 per share and (ii) a warrant to purchase up to 100,000 shares of the Company’s common stock which shall vest 15,000 shares per month incrementally beginning September 1, 2010 (but with the last monthly incremental vesting amount being 10,000 shares) at an exercise price equal to the closing market price on each date of vesting; however, in the event that either an Equity Investment has closed or the Company has been EBITDA positive for the preceding three months, then vesting shall cease, and all unvested shares shall lapse. An “Equity Investment” is a new equity investment in the Company in which the Company receives at least $4 million on terms satisfactory to SVB in form and substance. As a result of its public offering described in Note 13, the second tranche of 100,000 warrants lapsed in its entirety. Each remaining warrant has a term of seven years; the fair value of the 125,000 warrants was determined using a Black-Scholes option pricing model. The calculated fair value per warrant is $2.86 as of April 23, 2010. The fair value of the 125,000 warrants is $357,000 and is being amortized over two years. The company recorded stock based expense of $35,000 during the three months ended July 4, 2010.

The revolving loan was used to replace our revolving accounts receivable credit line with Bridge Bank which is discussed below. With the initial funding by Silicon Valley Bank of the revolving loan, we terminated our loan and security agreement with Bridge Bank as having been fully performed.

In November 2009, we entered into a loan and security agreement with Bridge Bank under which we could borrow up to $4.0 million, based on net eligible accounts receivable. Borrowings under the line of credit bore interest at the bank’s prime rate plus 2.50% (6.50% as of December 31, 2009), provided that in no event would the prime rate be less than 4.0%. Borrowings under the line were collateralized by a security interest in all of our assets. At December 31, 2009, the amount outstanding under the line of credit was $1.3 million, which is classified within current liabilities.

In connection with the Credit Agreement, the Company issued warrants to purchase 59,773 shares of the Company’s common stock to Bridge Bank at an exercise price of $3.35 per share. The warrants have a seven year life from the date of issuance and had a fair value of approximately $152,000 which was recorded in the quarter ended December 31, 2009 as an increase in additional paid-in-capital and a discount from the face value of the debt. The remaining discount was expensed during the second quarter of 2010.

On January 29, 2010, the Company, entered into a loan agreement for a secured line of credit facility (“Secured Credit Facility”) with Agility Capital, LLC (“Agility Capital”) to pay for transaction expenses incurred by the Company in its acquisition of ChipX. The Secured Credit Facility provides that the Company may borrow one advance of up to $500,000 and has a maturity date of December 1, 2010. Borrowings will bear interest at 14.0% per annum. Beginning March 1, 2010, and on the first day of each month thereafter, $50,000 plus accrued but unpaid interest was to be paid to Agility Capital, and all amounts outstanding on December 1, 2010 were due and payable at that time. In the event of a default, the interest rate would have been increased to 5.0% above the rate that would otherwise apply, and in addition, Agility would have received a fee of $5,000, with an additional fee of $5,000 on each thirtieth day thereafter for so long as the event of default continued.

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the terms of the Secured Credit Facility, the Company paid Agility Capital a $20,000 fee. Additionally, the Company issued a warrant for the purchase of 71,429 shares of the Company’s common stock. The warrant may either be (i) converted, on a cashless, net settlement basis, based on the fair market value as determined pursuant to the terms of the warrant, or (ii) exercised at a price per share equal to the lower of $2.10 or the price paid in the next sale or issuance of the Company’s common stock, if any, occurred by April 29, 2010. The warrant has a term of seven years and a fair value of $106,000 which was expensed immediately to sales, general and administrative expense for the three months ended April 4, 2010. In the event of a default under the Secured Credit Facility, Agility Capital can acquire an additional 25,000 shares of the Company’s common stock at an exercise price equal to the average closing price of the Company’s common stock for the fifteen days before the date of the occurrence of the event of default, and an additional 35,000 shares on each thirtieth day thereafter for so long as the event of default continues, provided the aggregate additional shares which Agility Capital may acquire does not exceed 100,000 shares.

On April 28, 2010 the Company paid Bridge Bank approximately $1.6 million to fully repay its liabilities covering principal, accrued interest, and various fees related to its line of credit. On April 28, 2010 the Company paid Agility Capital $404,000 to fully repay its liabilities covering principal and accrued interest related to its short-term loan.

NOTE 7—STOCKHOLDERS’ EQUITY

Common and Preferred Stock

In December 2008, the Company’s stockholders approved an amendment to the Certificate of Incorporation to authorize 50,000,000 shares of common stock of par value $0.001. In addition, the Company is authorized to issue 1,000,000 shares of undesignated preferred stock of $0.001 par value, for which the Board of Directors is authorized to fix the designation, powers, preferences and rights. As of July 4, 2010 and December 31, 2009, there were no shares of preferred stock issued or outstanding.

Equity Incentive Plan

On December 9, 2008, at the effective time of the merger with Lumera, all shares and per share amounts for GigOptix LLC awards were converted at the merger conversion ratio of 0.1375.

As of July 4, 2010 there were 5,211,199 options and 4,125 warrants outstanding under all stock option plans. As of December 31, 2009 there were 3,085,160 options and 4,125 warrants outstanding under all stock option plans. As of July 4, 2009 there were 2,894,119 options, 50,092 unvested shares of restricted stock units and 83,925 warrants outstanding under all stock option plans. All 54,629 shares of unvested restricted stock had vested by December 31, 2009.

2007 Equity Incentive Plan

In August 2007, GigOptix LLC adopted the GigOptix LLC Equity Incentive Plan, or the 2007 Plan. The 2007 Plan provides for grants of options to purchase membership units and awards of restricted membership units to employees, officers and non-employee directors, and upon the completion of the merger with Lumera were converted into grants of up to 632,500 shares of stock. Vesting periods are determined by the Company’s Board of Directors and generally provide for stock options to vest over a four-year period and expire ten years from date of grant. Vesting for certain stock unit grants are contingent upon both service and performance criteria. The 2007 Plan was terminated upon the completion of merger with Lumera on December 9, 2008 and the remaining 864 stock options not granted under the 2007 Plan were cancelled. No shares of the Company’s common stock remain available for issuance of new grants under the 2007 Plan other than for satisfying exercises of stock options granted under this plan prior to its termination. As of July 4, 2010, no shares of common stock have been reserved for issuance under the 2007 Plan and options to purchase a total of 484,850 shares of common stock and 4,125 warrants to purchase common stock were outstanding.

2008 Equity Incentive Plan

In December 2008, the Company adopted the 2008 Equity Incentive Plan, or the 2008 Plan, for directors, employees, consultants and advisors to the Company or its affiliates. Under the 2008 Plan, 2,500,000 shares of common stock were reserved for issuance upon the completion of the merger with Lumera on December 9, 2008. On January 1 of each year, starting in 2009, the aggregate number of shares reserved for issuance under the 2008 Plan increase automatically by the lesser of (i) 5% of the number of shares of common stock outstanding as of the last day of the Company’s immediately preceding fiscal year, or (ii) a number of shares determined by the Board of Directors. The maximum number of common stock to be granted is up to 21,000,000 shares, respectively. Forfeited options or awards generally become available for future awards. The automatic increase on January 1, 2009 and January 1, 2010 was 258,661 and 464,505, respectively. In addition, the Company’s Board of Directors and stockholders of the Company authorized an additional 3,000,000 shares effective January 20, 2010.

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the 2008 Plan, the exercise price of (i) an award is at least 100% of the stock’s fair market value on the date of grant, and (ii) an ISO granted to a 10% stockholder is at least 110% of the stock’s fair market value on the date of grant. Vesting periods for awards are determined by the CEO and generally provide for stock options to vest over a four-year period and have a maximum life of ten years from the date of grant. As of July 4, 2010, 4,552,124 options to purchase common stock were outstanding and 1,552,321 options were available for issuance under the 2008 Plan.

The above number of options outstanding includes 2,287,000 options held by employees, and 70,000 options held by board members at an exercise price of $1.95 which was the closing price of GigOptix shares on the date of grant approval (March 17, 2010). 1,188,500 of these options will vest over 4 years with 25% vesting on the one year anniversary of the grant with the remaining options vesting at a rate of 1/36 per month over the remaining three years. The fair value per share of these options is $1.21, the total expense associated with these options is $1.4 million, and the amount of expense recognized for the three and six months ended July 4, 2010 was $79,000 and $94,000, respectively. The remaining shares will vest as follows:

467,400 shares will vest on April 1, 2011 if the average share price during March 2011 is at or above $2.50. The fair value per share of these options is $1.05 as of the grant date, the total expense associated with these options is $496,000, and the amount of expense recognized for the three and six months ended July 4, 2010 was $107,000 and $128,000, respectively. These options will be amortized over one year.

467,400 shares will vest on April 1, 2012 if the average share price during March 2012 is at or above $3.50. The fair value per share of these options is $1.01 as of the grant date, the total expense associated with these options is $477,000, and the amount of expense recognized for the three and six months ended July 4, 2010 was $51,000 and $61,000, respectively. These options will be amortized over two years.

233,700 shares will vest on April 1, 2013 if the average share price during March 2013 is at or above $5.00. The fair value per share of these options is $1.01 as of the grant date, the total expense associated with these options is $239,000, and the amount of expense recognized for the three and six months ended July 4, 2010 was $17,000 and $21,000, respectively. These options will be amortized over three years.

In all cases, if the threshold share price is not met, then the options will be cancelled and returned to the pool and the expenses recognized will be reversed.

Lumera 2000 and 2004 Stock Option Plan

In December 2008, in connection with the merger with Lumera, the Company assumed the existing Lumera 2000 Equity Incentive Plan, and the Lumera 2004 Stock Option Plan (the “Lumera Plan”). All unvested options granted under the Lumera Plan were assumed by the Company as part of the merger. All contractual terms of the assumed options remain the same, except for the converted number of shares and exercise price based on merger conversion ratio of 0.125. As of July 4, 2010, no additional options can be granted under the Lumera Plan and options to purchase a total of 174,225 shares of common stock were outstanding including employee stock options, restricted stock and employee stock purchase rights based on their estimated fair values. The fair value of equity-based awards is amortized on a straight-line basis over the requisite service period of the award which is generally the vesting period.

Warrants

As of July 4, 2010, the Company had a total of 2,182,038 warrants to purchase common stock outstanding under all warrant arrangements at a weighted average exercise price of $17.45.

Stock-Based Compensation Expense

The following table summarizes the Company’s stock-based compensation expense for the three and six months ended July 4, 2010 and the three and six months ended July 5, 2009:

	Three months ended		Six months ended
	July 4, 2010	July 5, 2009	July 4, 2010	July 5, 2009
Cost of revenue	$4	$2	$5	$2
Research and development expense	133	56	203	99
Selling, general and administrative expense	386	164	619	261

	$523	$222	$827	$362

Management estimates expected forfeitures and it records compensation expense only for those equity awards expected to vest. When estimating forfeitures, the Company considers voluntary termination behavior as well as an analysis of actual option forfeitures.

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of July 4, 2010 and July 5, 2009, the total compensation cost related to unvested stock options under the Company’s equity compensation plan, but not yet recognized, was approximately $3.8 million and $1.0 million, respectively. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 2.8 and 3.3 years, respectively.

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

The fair value of the Company’s stock options granted to employees was estimated using the following weighted-average assumptions. Options granted during the first quarter of 2010 were valued using both the Black-Scholes method as well as a lattice model as approximately 50% of the grant had a market condition associated with it. The assumptions used to value the options for the three and six months ended July 4, 2010 and the three and six months ended July 5, 2009 are as follows:

	Three months ended			Six months ended
	Black-Scholes July 4, 2010	Lattice July 4, 2010	Black-Scholes July 5, 2009	Black-Scholes July 4, 2010	Lattice July 4, 2010	Black-Scholes July 5, 2009
Expected term	5` years	5 years	5 years	5 years	5 years	5 years
Expected volatility	75.0%	75.0%	75.0%	75.0%	75.0%	75.0%
Expected dividends	—		—	—		—
Risk-free interest rate	2.4%	3.7%	2.1%	2.4%	3.7%	1.7%
Weighted-average fair value	$1.21	$1.01 -$1.05	$1.18	$1.21	$1.01 -$1.05	$0.60

Stock Option Activity

The following is a summary of option activity for the Company’s equity incentive plans:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding, December 31, 2009	3,085,160	$3.58
Granted	2,442,000	1.97
Exercised	(60,239)	0.97
Forfeited/expired	(255,722)	6.23

Ending balance, July 4, 2010	5,211,199	$2.73	8.9 years

Exercisable, July 4, 2010	1,432,775	$4.82	7.7 years

The aggregate intrinsic value of options outstanding and based on the fair value of the underlying stock options as of July 4, 2010 and July 5, 2009 was approximately $1.9 million and $3.0 million, respectively. The aggregate intrinsic value reflects the difference between the exercise price of the underlying stock options and the Company’s closing stock price of $1.80 as of July 2, 2010 and $2.10 as of July 2, 2009.

NOTE 8—INCOME TAXES

The Company recorded a provision for income taxes of $24,000 and a benefit for income taxes of $53,000 for the three months ended July 4, 2010 and July 5, 2009, respectively. The Company recorded a provision for income taxes of $24,000 and a benefit from income taxes of $129,000 for the six months ended July 4, 2010, and July 5, 2009, respectively. The Company’s effective tax rate was <1% and 8% for the three months ended July 4, 2010 and July 5, 2009, respectively. The Company’s effective tax rate was <1% and 7% for the six months ended July 4, 2010 and July 5, 2009, respectively. The income tax provision for the three and six months ended July 4, 2010 was due to a franchise tax liability in the state of Texas which is based on revenues as opposed to income. The benefit from income taxes for the three and six months ended July 5, 2009 was primarily due to losses in the Company’s Swiss subsidiary.

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such a determination, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. In order to support a conclusion that a valuation allowance in not needed, positive evidence of sufficient quantity and quality is necessary to overcome negative evidence. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. A valuation allowance is recorded for the entire deferred tax asset as a result of uncertainties regarding realization of the asset including lack of profitability through December 31, 2009 and the uncertainty over future operating profitability and taxable income. We will continue to evaluate the potential realization of the deferred tax assets on a quarterly basis.

The Company is subject to income taxes in the U.S. and various state and foreign jurisdictions. All tax years since inception are open and may be subject to potential examination in one or more jurisdictions. The Company does not believe that the ultimate settlement of any tax obligations will materially affect its liquidity.

NOTE 9—SEGMENT AND GEOGRAPHIC INFORMATION

The Company has determined that it operates as a single operating and reportable segment. The following tables reflect the results of the Company’s reportable segment consistent with the management system used by the Company’s chief operating decision maker. The Company’s Chief Executive Officer is the chief operating decision maker.

The following table summarizes revenue by geographic region (in thousands):

	Three months ended		Six months ended
	July 4, 2010	July 5, 2009	July 4, 2010	July 5, 2009
Asia	$1,558	$1,031	$2,841	$1,843
Europe	1,220	1,365	2,580	2,217
United States	3,501	2,054	6,000	4,483
South America	—	—	131	—

	$6,279	$4,450	$11,552	$8,543

The Company determines geographic location of its revenue based upon the destination of shipment of its products.

During the three months ended July 4, 2010, the United States and Japan accounted for 56% and 12% of total revenue, respectively. During the six months ended July 4, 2010, the United States and France accounted for 52% and 10% of total revenue, respectively. During the three and six months ended July 5, 2009, the United States, Italy, and Hong Kong accounted for 45%, 28%, and 15% and 51%, 24% and 12%, respectively of revenue, respectively. No other countries accounted for more than 10% of the Company’s consolidated revenue during the periods presented.

The following table summarizes long-lived assets by country (in thousands):

	July 4, 2010	December 31, 2009
United States	$3,278	$3,679
Switzerland	241	322
Israel	165	333

	$3,684	$4,334

Long-lived assets, comprised of property and equipment, are reported based on the location of the assets at end of each period.

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10—COMMITMENTS AND CONTINGENCIES

Commitments

Leases

The Company leases its domestic and foreign sales offices under non-cancelable operating leases. These leases contain various expiration dates and renewal options. In January 2009, the Company renewed its lease for its office facility located at Palo Alto, California. The new lease term will expire in December 2013. In February 2010, the Company renewed its lease for its facility in Bothell, Washington at a reduced average monthly rate as it decreased its square footage under lease. The lease term begins in April 2010 and will expire in March 2014. The Company also leases certain software licenses under operating leases. Total rental expense for the three and six months ending July 4, 2010 was $0.1 million and $0.3 million, respectively. Total rental expense for the three and six months ending July 5, 2009 was $0.3 million and $0.6 million, respectively.

Aggregate non-cancelable future minimum rental payments under capital and operating leases are as follows (in thousands):

Years ending December 31,	Capital Leases	Operating Leases
2010	$210	$512
2011	404	563
2012	400	541
2013	400	589
2014	457	36

Total minimum lease payments	$1,871	$2,241

Less: amount representing interest	$(513)
Present value of capital lease obligations	$1,358
Less: current portion	$162

Long-term portion of capital lease obligations	$1,196

Contingencies

Tax Contingencies

In 2008, the Franchise Tax Board (“FTB”) completed its audit of the Company’s qualifying sales and use activity for 2004 through 2007 and has proposed an amount due. The Company received a notice from the FTB and was assessed $0.3 million, which includes estimated interest and penalties. As a result, in the fourth quarter of 2008, the Company accrued $0.3 million in relation to the sales and use tax due for the period 2004 through 2007, and in June 2009, the Company paid approximately $0.2 million to the FTB. As of July 4, 2010 the Company has accrued the estimated sales and use tax payable relating to fiscal periods through the three and six months ended July 4, 2010.

The Company’s income tax calculations are based on application of the respective U.S. Federal, state or foreign tax law. The Company’s tax filings, however, are subject to audit by the respective tax authorities. Accordingly, the Company recognizes tax liabilities based upon its estimate of whether, and the extent to which, additional taxes will be due.

NOTE 11—RELATED PARTY TRANSACTIONS

During the three and six months ended July 4, 2010, we had sales to National Instruments of approximately $407,000 and $694,000, respectively. As of July 4, 2010, National Instruments held 1,066,270 shares of GigOptix common stock.

NOTE 12—RESTRUCTURING

In December 2009, the Company adopted a plan to reduce the size of its facilities in Bothell, Washington. The Company reduced the amount of square footage it occupies from approximately 32,000 square feet to approximately 12,000 square feet and took a restructuring charge of $0.5 million to reflect the proportionate share of remaining lease expense it will incur for the unoccupied space of the facility and costs associated with improvements needed to segregate the facility. Although the Company has made available for sub-lease approximately 20,000 square feet, it does not anticipate it will receive any sub-lease income associated with this space prior to the lease expiration. Approximately $0.4 million will be paid out in 2010 with the balance to be paid in 2011. The Company paid out approximately $103,000 and $247,000 related to unoccupied space in Bothell during the three and six months ended July 4, 2010, respectively.

On February 24, 2010, the Company amended its lease agreement on this facility. The amendment extends the lease through March 2014 and, effective February 1, 2011, reduces the amount of space under lease to 11,700 square feet.

During the three months ended April 4, 2010 the Company decided to close its R&D design center in Haifa, Israel which was acquired as part of the merger with ChipX in 2009. The Company took a restructuring charge of $428,000 to account for employee severance of $196,000, future facility rent expense of $61,000 for the remainder of the lease term through the end of fiscal 2010, a write-down of fixed assets of $121,000, and accounting and legal expenses of $50,000. All cash payments will occur during fiscal 2010. The Company paid out approximately $194,000 during the three and six months ended, July 4, 2010, respectively, related to the restructuring.

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

		Israel Restructuring
	Bothell Excess Space	Severance	Facilities	Equipment Write-down	Legal/Acctg	Total
Q4 2009 Charges	424	—	—		—	424
Balance, December 31, 2009	$424	$—	$—	$—	$—	$424

Q1 2010 Charges	—	196	61	121	50	428
Q1 2010 Uses	(144)	—	—	(121)	—	(265)
Balance, April 4, 2010	$280	$196	$61	$—	$50	$587

Q2 2010 Charges	—	—	—	—	—	—
Q2 2010 Uses	(103)	(146)	(36)	—	(12)	(297)

Balance, July 4, 2010	$177	$50	$25	$—	$38	$290

NOTE 13—SUBSEQUENT EVENTS

On July 8, 2010, the Company closed a public offering of 2,460,000 shares of common stock at a price of $1.75 per share. Proceeds of the offering, net of underwriter’s discounts, commissions and expenses and excluding the Company’s out of pocket expenses, was $4.0 million. In addition, the Company granted the underwriters a 30-day option to purchase up to 300,000 additional shares to cover over-allotments. On July 28, 2010, the underwriter exercised its over-allotment option and the Company issued an additional 300,000 shares of common stock at a price of $1.75 per share. Proceeds of the overallotment, net of underwriter’s discounts, commissions and expenses and excluding the Company’s out of pocket expenses was $483,000.

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

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference include “forward-looking statements” within the meaning and protections of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements are also made in reliance upon the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

Overview

We are a leading supplier of electronic and electro-optic semiconductor products that enable high speed telecommunications, or telecom, and data-communications, or data-com, networks. Our products amplify, process, convert and modulate signals between electrical and optical formats for transmission and reception of voice, data and video, enabling global network providers to offer “triple play” and other enhanced services. We have a history of innovation in designing and bringing to market unique technologies in 10Gbps, 40Gbps and the emerging 100Gbps standards, both in parallel and serial applications, spanning from short reach datacenter applications up through ultra long-haul submarine networks. Our digital and analog integrated circuit (IC) products include broadband amplifiers, low noise receivers, mixed-signal integrated circuits, and monolithic microwave integrated circuits, and we recently introduced electro-optical thin film polymer on silicon (TFPS) modulators for ultra-broadband applications. These products offer our customers numerous benefits over those of our competitors including the ability to operate at higher speeds and over wider temperature ranges, consume less power at peak loads, and offer a smaller footprint compared to other products. We have a global customer base including leading telecommunications and data-communications network equipment systems vendors such as Alcatel-Lucent, CoreOptics, Finisar, Fujitsu, Mitsubishi, Opnext, Source Photonics, ZTE, and other “Tier-One” equipment vendors in the United States, Europe and Asia, as well as leading industrial, aerospace and defense customers such as Boeing, National Instruments, Northrop Grumman, Raytheon and Rockwell-Collins.

We operate as a fabless company, which means that we outsource the manufacturing of silicon wafers, and believe we have positioned ourselves uniquely given our ability to offer the three key components in a transponder, namely, TFPS-modulators, matching drivers, and receiver amplifiers, thereby solving the challenging issue of component interoperability and allowing a more highly integrated and durable product at a smaller foot print and lower cost.

Our recent acquisition of ChipX, Incorporated, now our CX product line, enables us to develop and market custom application specific integrated circuits (ASICs) based on our Structured ASIC and Hybrid ASIC platforms. We have over 60 different designs encompassing analog-to-digital converters (ADCs), digital-to-analog converters (DACs), regulators and various power management functions. These products allow us to enhance our product offerings to our telecom and data-com network customers, as well as cross-sell our optical components to our CX defense and aerospace customers. In 2009, we sold our products to over 75 customers globally.

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

Results of Operations

Revenue

Revenue for the periods reported was as follows (in thousands, except percentages):

	Three months ended		Six months ended
	July 4, 2010	July 5, 2009	July 4, 2010	July 5, 2009
Product	$5,524	$2,963	$10,658	$5,440
Government contract	755	1,487	894	3,103

Total revenue	$6,279	$4,450	$11,552	$8,543
Increase period over period	$1,829		$3,009
Percentage increase, period over period	41%		35%

Revenue for the three months ended July 4, 2010 was $6.3 million, an increase of $1.8 million or 41% compared with $4.5 million for the three months ended July 5, 2009. The increase in revenue of $1.8 million was primarily due to an increase in product revenue of $2.6 million, which includes revenues derived from ChipX, which we acquired in November 2009, offset by a reduction in billings under government contracts of $0.8 million.

Revenue for the six months ended July 4, 2010 was $11.6 million, an increase of $3.0 million or 35% compared with $8.5 million for the six months ended July 5, 2009. The increase in revenue of $3.0 million was primarily due to an increase in product revenue of $5.2 million, which includes revenues derived from ChipX, which we acquired in November 2009, offset by a reduction in billings under government contracts of $2.2 million.

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

Cost of revenue and gross profit for the periods presented was as follows (in thousands, except percentages):

Cost of Revenue	Three months ended		Six months ended
	July 4, 2010	July 5, 2009	July 4, 2010	July 5, 2009
Product	$2,621	$1,075	$5,222	$2,136
Government contract	158	718	252	1,398

Total cost of revenue	$2,779	$1,793	$5,474	$3,534
Percentage of revenue	44%	40%	47%	41%
Increase period over period	$986		$1,940
Percentage increase, period over period	55%		55%

Gross Profit	Three months ended		Six months ended
	July 4, 2010	July 5, 2009	July 4, 2010	July 5, 2009
Product	$2,903	$1,888	$5,436	$3,304
Government contract	597	769	642	1,705

Total gross profit	$3,500	$2,657	$6,078	$5,009
Gross margin	56%	60%	53%	59%
Increase, period over period	$843		$1,069
Percentage increase, period over period	32%		21%

Gross profit for the three months ended July 4, 2010 was $3.5 million, or 56% of revenue, an increase of $843,000 or 32% as compared to a gross profit of $2.6 million, or 60% of revenue, for the three months ended July 5, 2009. The increase in gross profit in the three months ended July 4, 2010 compared to the three months ended July 5, 2009 is due to the $1.8 million increase in revenue, which results primarily from the Company’s acquisition of ChipX . Gross margin was 56% of revenue for the three months ended July 4, 2010 and 60% of revenue for the three months ended July 5, 2009. The decrease in gross margin resulted primarily from a $0.8 million decrease in government billings which normally carry a higher margin percentage compared to product revenue and the impact on gross margin of a low margin product line acquired as part of the ChipX transaction.

Gross profit for the six months ended July 4, 2010 was $6.1 million, or 53% of revenue, an increase of $1.1 million or 21% as compared to a gross profit of $5.0 million, or 59% of revenue, for the six months ended July 5, 2009. The increase in gross profit in the six months ended July 4, 2010 compared to the six months ended July 5, 2009 is due to the $3.0 million increase in product revenue, which results primarily from the Company’s acquisition of ChipX . Gross margin was 53% of revenue for the six months ended July 4, 2010 and 59% of revenue for the six months ended July 5, 2009. The decrease in gross margin resulted primarily from a $2.2 million decrease in government billings which normally carry a higher margin percentage compared to product revenue and the impact on gross margin of a low margin product line acquired as part of the ChipX transaction.

Research and Development Expense

Research and development expenses are expensed as incurred. Research and development costs consist primarily of consulting, engineering, non-capitalized tools and equipment, equipment depreciation and employee compensation.

Research and development expense for the periods presented was as follows (in thousands, except percentages):

	Three months ended		Six months ended
	July 4, 2010	July 5, 2009	July 4, 2010	July 5, 2009
Research and development expense	$2,124	$1,165	$4,204	$2,664
Percentage of revenue	34%	26%	36%	31%
Increase, period over period	$959		$1,540
Percentage increase period over period	82%		58%

Research and development expense for the three months ended July 4, 2010 was $2.1 million compared to $1.2 million for the three months ended July 5, 2009, an increase of $959,000 or 82%. The increase in research and development expense primarily resulted from increased spending associated with the acquisition of ChipX as well as certain costs being classified as R&D resulting from reduced government contract billings. R&D expenditures that are directly related to government projects are classified as cost of revenue against those government contracts; resources that are not being applied to government contracts are charged to R&D expense.

Research and development expense for the six months ended July 4, 2010 was $4.2 million compared to $2.7 million for the six months ended July 5, 2009, an increase of $1.5 million or 58%. The increase in research and development expense primarily resulted from increased spending associated with the acquisition of ChipX as well as certain costs being classified as R&D resulting from reduced government contract billings. R&D expenditures that are directly related to government projects are classified as cost of revenue against those government contracts; resources that are not being applied to government contracts are charged to R&D expense.

Selling, General and Administrative Expense

Selling, general and administrative expenses consist primarily of salaries and benefits for management, marketing and administration personnel, as well as fees for consultants.

Selling, general and administrative expense for the periods presented was as follows (in thousands, except percentages):

	Three months ended		Six months ended
	July 4, 2010	July 5, 2009	July 4, 2010	July 5, 2009
Selling, general and administrative expense	$2,540	$2,141	$4,674	$4,426
Percentage of revenue	40%	48%	40%	52%
Increase period over period	$399		$248
Percentage increase, period over period	19%		6%

Selling, general and administrative expense for the three months ended July 4, 2010 was $2.5 million compared to $2.1 million for the three months ended July 5, 2009, an increase of $399,000 or 19%. This increase is primarily due to an increase in stock based compensation of $270,000, an increase in legal expense of $178,000, a decrease in salaries of $60,000, and an increase in other expenses of $11,000.

Selling, general and administrative expense for the six months ended July 4, 2010 was $4.7 million compared to $4.4 million for the six months ended July 5, 2009, an increase of $248,000 or 6%. This increase is primarily due to an increase in stock based compensation of $403,000, an increase in legal expense of $138,000, a decrease in rent expense of $188,000, a decrease in the amortization of employment escrow of $72,000 and a decrease in other expenses of $33,000.

Restructuring Expense

Restructuring expense for the periods presented was as follows (in thousands):

	Three months ended		Six months ended
	July 4, 2010	July 5, 2009	July 4, 2010	July 5, 2009
Restructuring expense	$—	$—	$428	$—

During the three months ended July 4, 2010 and July 5, 2009, the Company did not incur any restructuring expense.

During the six months ended July 4, 2010 the Company decided to close its R&D design center in Haifa, Israel which was acquired as part of the merger with ChipX in 2009. The Company took a restructuring charge of $428,000 to account for employee severance of $196,000, future facility rent expense of $61,000 for the remainder of the lease term through the end of fiscal 2010, a write-down of fixed assets of $121,000, and accounting and legal expenses of $50,000. All cash payments will occur during fiscal 2010.

During the three months ended July 4, 2010, the Company made cash payments of $194,000 related to the restructuring.

Other Expense, Net and Interest Expense, Net

Other expense, net and interest expense, net for the periods presented were as follows (in thousands, except percentages):

	Three months ended		Six months ended
	July 4, 2010	July 5, 2009	July 4, 2010	July 5, 2009
Interest expense, net	$(118)	$(5)	$(228)	$(2)
Other income (expense), net	(105)	(8)	(118)	330

Total	$(223)	$(13)	$(346)	$328

Interest expense, net for the three months ended July 4, 2010 increased by $113,000 as compared to the three months ended July 5, 2009. The increase is driven by $6,000 resulting from the amortization of the discount on the Bridge Bank loan, $48,000 resulting from a capital lease for CAD tools, and the remaining $59,000 resulting from interest expense incurred as a result of borrowings with Bridge Bank, Agility Capital and Silicon Valley Bank. Other income (expense), net increased by approximately $97,000, due to the amortization of discount on the Bridge Bank credit facility.

Interest expense, net for the six months ended July 4, 2010 increased by $226,000 as compared to the six months ended July 5, 2009. The increase is driven by $32,000 resulting from the amortization of the discount on the Bridge Bank loan, $97,000 resulting from a capital lease for CAD tools, and the remaining $97,000 resulting from interest expense incurred as a result of borrowings with Bridge Bank, Agility Capital and Silicon Valley Bank. Other income (expense), net decreased by approximately $448,000, primarily due to the 2009 sale of the assets of Plexera Bioscience LLC. The assets were sold “as is” to Plexera, LLC, a newly formed company, for $300,000 and the Company recorded a gain of $300,000 which was included in “Other income (expense), net” for the six months ending April 5, 2009. The Company has not received any further consideration from the sale of the Plexera assets as of July 4, 2010.

Benefit from (Provision for) Income Taxes

The provision for income taxes was $24,000 for the three months ended July 4, 2010 is related to a franchise tax liability in the state of Texas. This tax is based on revenue as opposed to income. The benefit from income taxes was $53,000 for the three months ended July 5, 2009. The effective tax rate was <1% and 8% for the three months ended July 4, 2010 and July 5, 2009, respectively. The income tax provision recorded during the three months ended July 4, 2010 was due to a franchise tax liability in the state of Texas which is based on revenues as opposed to income. The benefit from income taxes during the three months ended July 5, 2009 was primarily due to the tax benefit from losses in the Company’s Swiss subsidiary.

The provision for income taxes was $24,000 for the six months ended July 4, 2010 and the benefit from income taxes was $129,000 for the six months ended July 5, 2009, respectively. The effective tax rate was <1% and 7% for the six months ended July 4, 2010 and July 5, 2009, respectively. The income tax provision recorded during the first six months of 2010 is due to a franchise tax liability in the state of Texas which is based on revenues as opposed to income. The benefit from income taxes during the six months ended July 5, 2009 was primarily due to losses in the Company’s Swiss subsidiary.

Liquidity and Capital Resources

Cash and cash equivalents and cash flow data for the periods presented were as follows (in thousands):

	July 4, 2010	July 5, 2009
Cash and cash equivalents	$764	$2,061

	Six months ended
	July 4, 2010	July 5, 2009
Net cash used in operating activities	$(3,979)	$(4,090)
Net cash provided by (used in) investing activities	$(41)	$68
Net cash provided by (used in) financing activities	$1,233	$(796)

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

The loan and security agreement with Silicon Valley Bank is secured by all of the Company’s assets , including all accounts, equipment, inventory, receivables, and general intangibles.

In November 2009, we entered into a loan and security agreement with Bridge Bank under which we could borrow up to $4,000,000, based on net eligible accounts receivable. Borrowings under the line of credit bore interest at the bank’s prime rate plus 2.50% provided that in no event would the prime rate be less than 4.00%. Borrowings under the line were collateralized by a security interest in all of our assets. At December 31, 2009, the amount outstanding under the line of credit was approximately $1.3 million, which is classified within current liabilities.

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

On April 28, 2010 the Company paid Bridge Bank approximately $1.6 million to fully repay its liabilities covering principal accrued interest, and various fees related to its line of credit. On April 28, 2010 the Company paid Agility Capital $404,000 to fully repay its liabilities covering principal and accrued interest related to its short-term loan.

Operating Activities

Operating activities used cash of $4.0 million in the six months ended July 4, 2010. This resulted from a net loss of $3.6 million, increases in accounts receivables, inventories, prepaids and other current assets totaling $1.5 million, and decreases in accounts payable and accrued liabilities of $1.7 million. These uses were partially offset by the following non-cash expenses: depreciation and amortization of $1.4 million, stock based compensation of $827,000, a fixed asset write down of $121,000, the amortization of an acquisition related payment of $300,000 and the amortization of a discount on loan of $152,000.

Operating activities used cash of $4.1 million in the six months ended July 5, 2009. This resulted from a net loss of $1.6 million, increases in accounts receivable of $2.7 million, decreases in accrued and other current liabilities of $917,000, a gain on the sale of assets of $300,000, and deferred taxes of $59,000. These uses were offset by non cash expenses for depreciation and amortization and stock based compensation of $457,000 and $362,000, respectively.

Investing Activities

Net cash used in investing activities for the six months ended July 4, 2010 was $41,000 and consisted of purchases of fixed assets of $241,000 offset by a reduction in restricted cash of $200,000.

Net cash provided by investing activities for the six months ended July 5, 2009 was $68,000 and consisted of $300,000 of proceeds received from the sale of Plexera assets offset by fixed asset purchases of $232,000.

Financing Activities

Net cash provided by financing activities was $1.2 million during the six months ended July 4, 2010 and consisted of $56,000 in proceeds from the issuance of common stock and warrants , net borrowings under the Company’s line of credit facilities with Bridge Bank and Silicon Valley Bank of $1.0 million, net borrowings of $335,000 under a term loan arrangement with Agility Capital subsequently refinanced by Silicon Valley Bank offset by capital lease payments of $103,000.

Net cash used by financing activities during the six months ended July 5, 2009 was $796,000 and consisted primarily of net repayment of the line of credit with Silicon Valley Bank.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, due to the material weaknesses disclosed in its Annual Report on Form 10-K for the year ended December 31, 2009 that remain unremediated, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), were not effective as of July 4, 2010. As a result of this conclusion, the financial statements for the periods covered by this Quarterly Report on Form 10-Q were prepared with particular attention to the material weaknesses previously disclosed. Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows as of and for the periods presented.

Changes in Internal Control

During the six month period ended July 4, 2010, the Company continued to implement its remediation plan in response to the material weakness discussed in our Annual Report on Form 10-K for the year ended December 31, 2009. While the Company’s effort to remediate its material weakness is ongoing, it is in the initial stages of executing its remediation plan. Accordingly, the Company does not believe that its material weakness have been fully remediated, or that the changes made to its internal control over financial reporting during the six month period ended July 4, 2010 have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We may be subjected to various claims and pending or threatened lawsuits in the normal course of business. We are not currently party to any legal proceedings that our management believes the adverse outcome of which would have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

We have revised the risk factors that relate to our business, as set forth below. These risks include any material changes to and supersede the risks previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2009. Before you invest in our securities, you should be aware that our business faces numerous financial and market risks, including those described below, as well as general economic and business risks. The following discussion provides information concerning the material risks and uncertainties that we have identified and believe may adversely affect our business, our financial condition and our results of operations. Before you decide whether to invest in our securities, you should carefully consider these risks and uncertainties, together with all of the other information included in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2009 and in our other public filings.

We and our predecessors have incurred substantial operating losses in the past and we may not be able to achieve profitability in the future.

We have incurred negative cash flows from operations since inception. We incurred a net loss of $3.6 million for the six months ended July 4, 2010 and for the years ended December 31, 2009 and 2008, we incurred net losses of $10.0 million and $7.7 million, respectively, and cash outflows from operations of $4.1 million and $6.7 million, respectively. As of July 4, 2010, we had an accumulated deficit of $72.6 million. We expect development, sales and other operating expenses to increase in the future as we expand our business. If our revenue does not grow to offset these expected increased expenses, we may not be profitable. In fact, in future quarters we may not have any revenue growth and our revenues could decline. Furthermore, if our operating expenses exceed expectations, financial performance will be adversely affected and we may continue to incur significant losses in the future.

In addition, we acquired ChipX in November 2009, which incurred net losses of $5.7 million for the year ended December 31, 2008 and an additional net loss of $3.3 million for the period from January 1, 2009 through the date of acquisition of November 9, 2009.

We may require additional capital to continue to fund our operations.

At December 31, 2009 the Company determined that due to its significant operating losses and negative cash flows through that date, among other factors, there was substantial doubt about its ability to continue as a going concern. At that time, the Company determined that it would need to raise additional capital and begin to generate positive and what the Company believes to be sustainable, Adjusted EBITDA (a measure of cash flow from operations, absent changes in working capital and capital equipment purchases) in order to continue as a going concern.

On July 8, 2010 the Company closed a public offering in which it issued 2,460,000 shares of common stock at a price per share of $1.75, resulting in proceeds to the Company (net of underwriter discount and commissions) of $4,000,000. In addition, for the three months ended July 4, 2010 the Company had an Adjusted EBITDA of $221,000 and currently anticipates that it will have positive Adjusted EBITDA for the rest of fiscal 2010. Given these two factors, management believes the Company can continue as a going concern.

However, if planned revenues are not generated or should our operating expenses exceed expectations, our financial performance will be adversely affected which may require the need to raise additional capital. There can be no assurance that we would be able to raise capital on acceptable terms, if at all.

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

Any estimates of cost savings are based upon our assumptions concerning a number of factors, including operating efficiencies, the consolidation of functions, and the integration of operations, systems, marketing methods and procedures. These assumptions are uncertain and are subject to significant business, economic and competitive conditions that are difficult to predict and are often beyond our control.

Integrating the GigOptix and ChipX businesses may divert management’s attention away from our operations.

Successful integration of the operations, products and personnel of GigOptix and ChipX places a significant burden on our management and internal resources. The diversion of management’s attention and any difficulties encountered in the transition and integration process could harm our business, financial condition and operating results. The integration does require efforts from each company, including the coordination of general and administrative functions. For example, integration of administrative functions includes coordinating employee benefits, payroll, financial reporting, purchasing and disclosure functions. Delays in successfully integrating and managing employee benefits could lead to employee dissatisfaction and turnover. Problems in integrating purchasing and financial reporting could result in internal control issues, including unplanned costs. In addition, the combination of the GigOptix and ChipX businesses may result in greater competition for resources and elimination of product development programs that might otherwise be successfully completed.

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

Our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets and internal engineering groups within device manufacturers, some of which may be our customers. Our primary competitors include Triquint, Vitesse, Oki, Inphi and Gennum. We expect competition in the markets in which we participate to increase in the future as existing competitors improve or expand their product offerings. In addition, we believe that a number of other public and private companies are in the process of developing competing products for digital television and other broadband communication applications. Because our products often are “building block” semiconductors which provide functions that in some cases can be integrated into more complex integrated circuits, we also face competition from manufacturers of integrated circuits, some of which may be existing customers that develop their own integrated circuit products.

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

We do not have our own manufacturing facilities. We operate an outsourced manufacturing business model that utilizes third-party foundry and assembly and test capabilities. As a result, we rely on third-party foundry wafer fabrication and assembly and test capacity, including sole sourcing, for many components or products. Currently, our semiconductor devices are manufactured by foundries operated by IBM, Win, UMC and SEI. We also use third-party contractors for all of our assembly and test operations, including Bourns, Speel and SCI Sanmina.

Relying on third party manufacturing, assembly and testing presents significant risks to us, including the following:

•	failure by us, or our customers or their end customers to qualify a selected supplier;

•	capacity shortages during periods of high demand;

•	reduced control over delivery schedules and quality;

•	shortages of materials and potential lack of adequate capacity during periods of excess demand;

•	misappropriation of our intellectual property;

•	limited warranties on wafers or products supplied to us;

•	potential increases in prices;

•	inadequate manufacturing yields and excessive costs;

•	difficulties selecting and integrating new subcontractors; and

•	potential instability in countries where third-party manufacturers are located.

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

We currently do not have long-term supply contracts with any of our third-party vendors. We make substantially all of our purchases on a purchase order basis, and our contract manufacturers are not required to supply us products for any specific period or in any specific quantity. We expect that it would take approximately nine to twelve months to transition performance of our foundry or assembly services to new providers. Such a transition would likely require a qualification process by our customers or their end customers. We generally place orders for products with some of our suppliers approximately four to five months prior to the anticipated delivery date, with order volumes based on our forecasts of demand from our customers. Accordingly, if we inaccurately forecast demand for our products, we may be unable to obtain adequate and cost-effective foundry or assembly capacity from our third-party contractors to meet our customers’ delivery requirements, or we may accumulate excess inventories. Our third-party contractors have not provided any assurance to us that adequate capacity will be available to us within the time required to meet additional demand for our products.

Average selling prices of our products could decrease rapidly, which could have a material adverse effect on our revenue and gross margins.

We may experience substantial period-to-period fluctuations in future operating results due to the erosion of our average selling prices. From time to time, we have reduced the average unit price of our products in anticipation of competitive pricing pressures, new product introductions by us or our competitors and for other reasons. We expect that we will have to do so again in the future. If we are unable to offset any reductions in our average selling prices by increasing our sales volumes or introducing new products with higher operating margins, our revenue and gross margins will suffer. To maintain our gross margins, we must develop and introduce new products and product enhancements on a timely basis and continually reduce our and our customers’ costs. Failure to do so would cause our revenue and gross margins to decline.

Due to our limited operating history, we may have difficulty accurately predicting our future revenue and appropriately budgeting our expenses.

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

Twenty-four percent of our revenue for the year ended December 31, 2009 was derived from performance on a limited number of development contracts with various agencies within the U.S. government. Any failure by us to continue these relationships or significant disruption or deterioration of our relationship with the U.S. Department of Defense may reduce revenues. Government programs must compete with programs managed by other contractors for limited and uncertain levels of funding. The total amount and levels of funding are susceptible to significant fluctuations on a year-to-year basis. Our competitors frequently engage in efforts to expand their business relationships with the government and are likely to continue these efforts in the future. In addition, our development contracts with government agencies are subject to potential profit and cost limitations and standard provisions that allow the U.S. government to terminate such contracts at any time at its convenience. Termination of these development contracts, a shift in government spending to other programs in which we are not involved, or a reduction in government spending generally or defense spending specifically could severely harm our business. We intend to continue to compete for government contracts and expect such contracts will be a large percentage of our revenue for the foreseeable future. The development contracts in place with various agencies within the U.S. Department of Defense require ongoing compliance with applicable federal procurement regulations. Violations of these regulations can result in civil, criminal or administrative proceedings involving fines, compensatory and punitive damages, restitution and forfeitures, as well as suspensions or prohibitions from entering into such development contracts. Also, the reporting and appropriateness of costs and expenses under these development contracts are subject to extensive regulation and audit by the Defense Contract Audit Agency (DCAA), an agency of the U.S. Department of Defense. In addition, we obtain provisional billing rates from the DCAA to bill under government contracts. Any differences between provisional billing rates and actual billed rates may result in an adjustment to revenue. In the fourth quarter of fiscal 2009, we reduced revenue by $1.3 million as a result of such an adjustment applied to government contract revenue for all of fiscal 2009. Any failure to comply with applicable government regulations could jeopardize our development contracts and otherwise harm our business.

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

The likelihood of our success must be considered in light of the risks frequently encountered by early stage companies, especially those formed to develop and market new technologies. These risks include our potential inability to:

•	establish product sales and marketing capabilities;

•	establish and maintain markets for our potential products;

•	identify, attract, retain and motivate qualified personnel;

•	continue to develop and upgrade our technologies to keep pace with changes in technology and the growth of markets using semiconductors and polymer materials;

•	develop expanded product production facilities and outside contractor relationships;

•	maintain our reputation and build trust with customers;

•	improve existing and implement new transaction processing, operational and financial systems;

•	scale up from small pilot or prototype quantities to large quantities of product on a consistent basis;

•	contract for or develop the internal skills needed to master large volume production of our products; and

•	fund the capital expenditures required to develop volume production due to the limits of available financial resources.

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

Products as complex as ours may contain errors, defects and bugs when first introduced or as new versions are released. Delivery of products with production defects or reliability, quality or compatibility problems could significantly delay or hinder market acceptance of our products or result in a costly recall and could damage our reputation and adversely affect our ability to retain existing customers and to attract new customers. In particular, certain products are customized or designed for integration into specific network systems. If our products experience defects, we may need to undertake a redesign of the product, a process which may result in significant additional expenses.

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

Our operating cash flows are dependent on the continued collection of receivables. We could suffer losses if a customer is unable to pay. A significant loss on any accounts receivable would have an adverse impact on our business and financial results.

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

We may be unable to export some of our potential products or technology to other countries, convey information about our technology to citizens of other countries or sell certain products commercially, if the products or technology are subject to U.S. export or other regulations.

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

Sales to customers located outside of the United States comprised 75%, 51% and 48% of our revenue for 2008, 2009 and the first six months of 2010, respectively. In addition, we have a subsidiary overseas (Switzerland) which records its operating expenses in a foreign currency. Because sales of our products have been denominated to date primarily in U.S. dollars, increases in the value of the U.S. dollar could increase the price of our products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales and profitability in that country. Future international activity may result in increased foreign currency denominated sales. Gains and losses on the conversion to U.S. dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in our results of operations. We currently do not have hedging or other programs in place to protect against adverse changes in the value of the U.S. dollar as compared to other currencies to minimize potential adverse effects.

Restrictive covenants under our credit facility with Silicon Valley Bank may adversely affect our operations.

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

A failure to comply with the covenants contained in our loan and security agreement could result in an event of default under the agreement which, if not cured or waived, could result in the acceleration of the indebtedness and have a material adverse affect on our business, financial condition and results of operations.

We have previously identified a material weakness in our internal control over financial reporting. If we fail to remedy our material weakness or otherwise fail to maintain effective internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected.

In connection with the preparation of our consolidated financial statements for the years ended December 31, 2009 and 2008, material weaknesses in our internal controls over financial reporting, as defined in rules established by the Public Company Accounting Oversight Board, were identified. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis. The material weakness was attributed to us not maintaining a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting requirements. We have adopted a remediation plan which we are in the process of implementing, including through the hiring in February 2010 of a corporate controller with technical accounting and financial reporting experience, and we expect to remediate the material weaknesses during 2010.

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

Risks Related to Ownership of Our Common Stock

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

Broker-dealers often decline to trade in OTC stocks given that the market for such securities is often limited, the stocks are more volatile, and the risk to investors is greater than with stocks listed on other national securities exchanges. Consequently, selling our common stock can be difficult because smaller quantities of shares can be bought and sold, transactions can be delayed and news media coverage of our Company may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of our common stock as well as lower trading volume. Investors should realize that they may be unable to sell shares of our common stock that they purchase. Accordingly, investors must be able to bear the financial risks associated with losing their entire investment in our common stock.

Substantial future sales of our common stock in the public market could cause our stock price to fall.

As of July 28, 2010, we had approximately 12,121,839 shares of common stock outstanding, approximately 1,552,321 shares of common stock available for future issuance under our stock option plans and warrants to purchase approximately 2,182,038 shares outstanding. Additional sales of our common stock in the public market after the effectiveness of registration statements we have filed with the SEC or the perception that such sales could occur, could cause the market price of our common stock to decline. We may issue additional shares of our common stock in the future in private placements, public offerings or to finance mergers or acquisitions.

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

.

GIGOPTIX, INC

Date: August 2, 2010	/S/ AVISHAY S. KATZ
Dr. Avishay S. Katz
Chief Executive Officer and Chairman of the Board

Date: August 2, 2010	/S/ RONALD K. SHELTON
Ronald K. Shelton
Chief Financial Officer and Treasurer

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