Form 10-Q
period 2010-10-03
GigOptix, Inc.
filed 2010-11-17
CIK 1432150

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2010

or

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

The number of shares of Common Stock outstanding as of November 11, 2010 the most recent practicable date prior to the filing of this Quarterly Report on Form 10-Q, was 12,195,909 shares.

PART I

FINANCIAL INFORMATION

GIGOPTIX, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	October 3, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$4,852	$3,583
Accounts receivable, net	4,235	3,750
Inventories	1,846	1,457
Prepaid and other current assets	572	816

Total current assets	11,505	9,606
Property and equipment, net	4,042	4,334
Intangible assets, net	4,016	4,716
Goodwill	7,407	7,307
Restricted cash	404	601
Other assets	592	758

Total assets	$27,966	$27,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,117	$4,376
Accrued and other current liabilities	4,592	5,403
Line of credit	3,271	1,324

Total current liabilities	10,980	11,103
Pension liabilities	199	186
Other long term liabilities	1,486	2,035

Total liabilities	12,665	13,324
Commitments and contingencies (Note 10)
Stockholders’ Equity
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of October 3, 2010 and December 31, 2009	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 12,195,031 and 9,289,682 shares issued and outstanding as of October 3, 2010 and December 31, 2009, respectively	12	9
Additional paid-in capital	88,076	82,814
Accumulated deficit	(72,998)	(68,993)
Accumulated other comprehensive income	211	168

Total stockholders’ equity	15,301	13,998

Total liabilities and stockholders’ equity	$27,966	$27,322

See accompanying Notes to Consolidated Financial Statements

GIGOPTIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
Revenue
Product	$5,866	$2,142	$16,525	$7,582
Government contract	1,357	1,005	2,251	4,108

Total revenue	7,223	3,147	18,776	11,690
Cost of revenue
Product	3,106	964	8,329	3,100
Government contract	305	367	557	1,765

Total cost of revenue	3,411	1,331	8,886	4,865

Gross profit	3,812	1,816	9,890	6,825

Research and development expense	1,852	1,255	6,056	3,919
Selling, general and administrative expense	2,247	1,744	6,921	6,170
Restructuring expense	—	—	428	—

Total operating expenses	4,099	2,999	13,405	10,089

Loss from operations	(287)	(1,183)	(3,515)	(3,264)
Interest expense, net	(105)	—	(335)	(2)
Other income (expense), net	(16)	8	(132)	338

Net loss before income taxes	(408)	(1,175)	(3,982)	(2,928)
(Provision for)/benefit from income taxes	2	(22)	(22)	107

Net loss	(406)	$(1,197)	(4,004)	$(2,821)

Net loss per share - basic and diluted	$(0.03)	$(0.23)	$(0.39)	$(0.54)

Shares used in computing basic and diluted net loss per shares	11,972	5,229	10,204	5,193

See accompanying Notes to Consolidated Financial Statements

GIGOPTIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended
	October 3, 2010	October 4, 2009
Cash flows from operating activities:
Net loss	$(4,004)	$(2,821)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,021	685
Stock-based compensation expense	1,189	577
Write down of fixed assets	121	—
Amortizaton of discount on loan	152	—
Deferred taxes	—	(83)
Amortization of acquisition-related payment	450	525
(Gain)/Loss on sale of assets	3	(300)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(481)	(516)
Inventories	(523)	24
Prepaid and other current assets	(200)	(2)
Other assets	69	(118)
Accounts payable	(1,259)	34
Accrued and other current liabilities	(1,218)	(1,163)

Net cash used in operating activities	(3,680)	(3,158)

Cash flows from investing activities:
Purchases of property and equipment	(971)	(427)
Change in restricted cash	200
Proceeds from sale of assets	—	300

Net cash used in investing activities	(771)	(127)

Cash flows from financing activities:
Proceeds from issuance of common stock and common stock warrants	4,076	17
Proceeds from line of credit	12,977	792
Proceeds from short-term loan	900	—
Repayment of line of credit	(11,502)	(1,592)
Repayment of short-term loan	(579)	—
Repayment of capital lease obligations	(157)	—

Net cash provided by (used in) financing activities	5,715	(783)

Effect of exchange rates on cash and cash equivalents	5	11
Net increase (decrease) in cash and cash equivalents	1,269	(4,057)
Cash and cash equivalents at beginning of the period	3,583	6,871

Cash and cash equivalents at end of period	$4,852	$2,814

Supplemental disclosure of cash flow information:
Interest paid	$213	$29

See accompanying Notes to Consolidated Financial Statements

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

Organization

GigOptix, Inc. (GigOptix or the Company), the successor to GigOptix LLC, was formed as a Delaware corporation in March 2008 in order to facilitate a combination between GigOptix LLC and Lumera Corporation (Lumera). Before the combination, GigOptix LLC acquired the assets of iTerra Communications LLC in July 2007 (iTerra) and Helix Semiconductors AG (Helix) in January 2008. On November 9, 2009, GigOptix acquired ChipX, Incorporated (ChipX). As a result of the acquisitions, Helix, Lumera and ChipX all became wholly owned subsidiaries of GigOptix.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has incurred significant losses since inception, attributable to its efforts to design and commercialize its products. For the nine months ended October 3, 2010 and the year ended December 31, 2009, the Company incurred net losses of $4.0 million and $10.0 million, respectively, and cash outflows from operations of $3.7 million and $4.1 million, respectively. As of October 3, 2010 and December 31, 2009, the Company had an accumulated deficit of $73.0 million and $69.0 million, respectively. The Company has managed its liquidity during this time through a series of cost reduction initiatives, sales of common stock and working capital management.

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

In July 2010 the Company closed a public offering in which it issued 2,760,000 shares of common stock at a price per share of $1.75, resulting in net proceeds to the Company of $3,900,000. In addition, for the three and nine months ended October 3, 2010 the Company had an Adjusted EBITDA of $868,000 and $725,000, respectively and currently anticipates that it will have positive Adjusted EBITDA for the rest of fiscal 2010. Given these two factors, as of October 3, 2010 management believes the Company can continue as a going concern through approximately the end of the quarter ended October 2, 2011.

Basis of Presentation

The Company’s fiscal year ends on December 31. For quarterly reporting, the Company employs a four-week, four-week, five week reporting period. The current three month period ended on Sunday, October 3, 2010. The third quarter of fiscal 2009 ended on Sunday, October 4, 2009. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements as of October 3, 2010 and for the three and nine months ended October 3, 2010 and October 4, 2009, respectively, have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission (SEC) Regulation S-X, and include the accounts of the Company and all of its subsidiaries. Accordingly, they do not include all of the information and footnotes required by such accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company’s consolidated financial position and operations have been included. The condensed consolidated results of operations for the three and nine months ended October 3, 2010 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2010.

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS

In April 2010, the FASB issued Accounting Standards Update (ASU) 2010-17 which provides guidance on the recognition of revenue under the milestone method, which allows a vendor to adopt an accounting policy to recognize all of the arrangement consideration that is contingent on the achievement of a substantive milestone (milestone consideration) in the period the milestone is achieved. The pronouncement is effective on a prospective basis for milestones achieved in fiscal years and interim periods within those years, beginning on or after June 15, 2010. The Company does not expect the adoption of ASU 2010-17 to have a significant impact on its consolidated financial statements.

NOTE 3—BALANCE SHEET COMPONENTS (update)

Accounts receivable, net, consisted of the following (in thousands):

	October 3, 2010	December 31, 2009
Billed accounts receivable	$4,128	$3,591
Unbilled accounts receivable	327	321
Allowance for doubtful accounts	(220)	(162)

	$4,235	$3,750

Inventories consisted of the following (in thousands):

	October 3, 2010	December 31, 2009
Raw materials	$977	$506
Work in process	255	238
Finished goods	614	713

	$1,846	$1,457

Prepaid and other current assets consisted of the following (in thousands):

	October 3, 2010	December 31, 2009
Escrow payment related to continued employment	$150	$600
Other prepaid expenses and current assets	422	216

	$572	$816

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and equipment, net consisted of the following (in thousands, except depreciable life):

	Depreciable Life	October 3, 2010	December 31, 2009
	(In years)
Network and laboratory equipment	3 - 5	$5,782	$4,878
Computer software and equipment	3	2,557	2,551
Furniture and fixtures	3 - 10	152	152
Licensed property	2	468	468
Office equipment	3 - 5	55	50
Leasehold improvements	1 - 5	120	81
Construction-in-progress	—	264	229

		9,398	8,409
Accumulated depreciation and amortization		(5,356)	(4,075)

Property and equipment, net		$4,042	$4,334

Depreciation and amortization expense related to property and equipment was $412,000 and $98,000 for the three months ended October 3, 2010 and October 4, 2009, respectively. Depreciation and amortization expense related to property and equipment was $1.2 million and $312,000 for the nine months ended October 3, 2010 and October 4, 2009, respectively. A write down of fixed assets of $121,000 was recorded as part of a restructuring of the Company’s Israel Design Center during the nine months ended October 3, 2010.

Other assets consisted of the following (in thousands):

	October 3, 2010	December 31, 2009
Severance fund	$399	$666
Other	193	92

	$592	$758

Accrued and other current liabilities consisted of the following (in thousands):

	October 3, 2010	December 31, 2009
Additional billings repayable to US Government	$1,154	$1,275
Accrued legal and professional services	218	1,079
Accrued compensation and related taxes	1,141	1,007
Customer deposit	522	467
Deferred revenue	334	88
Accrued restructuring	173	339
Other	1,050	1,148

	$4,592	$5,403

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other long – term liabilities consisted of the following (in thousands):

	October 3, 2010	December 31, 2009
Capital lease obligation	$1,062	$1,227
Severance liability in Israel	424	722
Restructuring liability	—	86

	$1,486	$2,035

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

The purchase consideration for the merger was approximately $12.5 million, which consisted of the fair value of 3.5 million shares of GigOptix common stock issued to ChipX’s stockholders, was determined using a per share price of $3.50, which reflects the closing price of the Company’s common stock on November 9, 2009.

NOTE 5—INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of the following (in thousands):

	October 3, 2010			December 31, 2009
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Existing technology	$2,328	$(1,318)	$1,010	$2,328	$(1,191)	$1,137
Order backlog	459	(447)	12	459	(211)	248
Customer relationships	2,558	(407)	2,151	2,558	(173)	2,385
Trade name	577	(53)	524	577	(8)	569
Patents	457	(138)	319	457	(80)	377

Total	$6,379	$(2,363)	$4,016	$6,379	$(1,663)	$4,716

Amortization expense of intangible assets included in cost of revenue and selling, general and administrative expenses was approximately $231,000 and $700,000, respectively during the three and nine months ended October 3, 2010. Amortization expense of intangible assets included in cost of revenue and selling, general and administrative expenses was approximately $131,000 and $375,000, respectively during the three and nine months ended October 4, 2009.

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated future amortization expense related to intangible assets as of October 3, 2010 is as follows (in thousands):

Years ending December 31,	Amount
2010 (remaining period)	$154
2011	607
2012	607
2013	605
2014	532
Thereafter	1,511

Total	$4,016

In addition to its annual review, the Company also performs a review of the carrying value of its intangible assets if the Company believes that indicators of impairment exist. In its review, the Company compares the gross, undiscounted cash flows expected to be generated by the underlying assets against the carrying value of those assets. To the extent such cash flows do not exceed the carrying value of the underlying asset the Company will record an impairment charge. The Company did not record an impairment charge during the three or nine months ended October 3, 2010. In the three months ended December 31, 2009, the Company determined that due to a sharp decline in revenue in the fourth quarter, an impairment analysis of the intangibles related to existing technology and customer relationships acquired in the acquisition of Helix was warranted. The Company estimated the fair value of the intangible assets using undiscounted forecasted cash flows; this represents a Level 3 fair value measurement. The analysis indicated that the carrying value of the intangible assets should be reduced to zero and, accordingly, the Company recorded an impairment charge of $436,000. The Company performs an impairment analysis of goodwill on an annual basis. The Company did not record an impairment of goodwill for the year ended December 31, 2009 and will perform an analysis as of December 31, 2010.

In connection with our acquisition of ChipX on November 9, 2009, the Company recorded goodwill of $7.4 million. The acquisition of ChipX provides the company access to new customers and markets, broadens our portfolio of products, technology and customers, and also will enable the Company to integrate and leverage its technology into new products and solutions for the optical interconnect market. These factors primarily contributed to a purchase price that resulted in goodwill, which is not deductible for tax purposes.

NOTE 6—LINE OF CREDIT AND SHORT-TERM LOAN

On April 23, 2010 the Company entered into a loan and security agreement with Silicon Valley Bank (SVB). Pursuant to the Loan Agreement, the Company is entitled to borrow from SVB up to $3 million based on net eligible accounts receivable after an 80% advance rate and subject to limits based on the Company’s eligible accounts as determined by SVB (the Revolving Loan). Interest on extensions of credit under the Revolving Loan is equal to the prime rate of SVB, which is currently 4.0% per annum, plus 1.5% per annum (the Applicable Rate). In addition, a monthly collateral handling fee of 0.30% per each gross financed account receivable shall apply (Collateral Handling Fee). If the Company achieves certain quarterly financial performance targets as stated in the loan agreement, the Applicable Rate and the Collateral Handling Fee shall be reduced to the prime rate of SVB plus 1.0% per annum and 0.20%, respectively. The Revolving Loan will be used by the Company to replace its revolving accounts receivable credit line with Bridge Bank. With the initial funding by SVB of the Revolving Loan, the Company has terminated its loan and security agreement with Bridge Bank, which is discussed below, as having been fully performed by the Company. The Loan Agreement also contains events of default customary for credit facilities of this type, including, among other things, nonpayment of principal or interest when due. The Loan Agreement will expire on April 23, 2012.

Pursuant to the Loan Agreement, SVB is making available a term loan (the Term Loan) in an amount up to $400,000, subject to the satisfaction of terms and conditions of the Loan Agreement, which can be drawn down one time for the purpose of refinancing the Company’s outstanding obligations to Agility Capital. The Term Loan is repayable in eighteen equal monthly installments and interest is fixed at a rate per annum of 9.0%. The Company used the proceeds of the Term Loan to pay off its loan and terminate its loan agreement with Agility Capital.

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

•	Create, incur, assume or be liable for any indebtedness, other than certain indebtedness permitted under the Loan Agreement; or

•	Pay any dividends or make any distribution or payment on, or redeem, retire, or repurchase, any capital stock.

In connection with the Loan Agreement, the Company granted SVB (i) a warrant to purchase 125,000 shares of the Company’s common stock at an exercise price equal to $4.00 per share, or the Warrant, and (ii) a warrant to purchase a second tranche of up to 100,000 shares of the Company’s common stock which shall vest 15,000 shares per month incrementally beginning September 1, 2010 (although the last monthly incremental vesting amount shall be 10,000 shares) at an exercise price equal to the closing market price on each date of vesting; or the Second Tranche Warrant. In the event that either an Equity Investment has closed or the Company has been EBITDA positive for the preceding three months, then vesting shall cease, and all unvested shares under the Second Tranche Warrant shall lapse. In July 2010, the Company satisfied the requirements of an Equity Investment and the Second Tranche Warrant expired. The Warrant includes anti-dilution provisions and “piggy-back” registration rights permitting registration in a future public offering by the Company. The Warrant may either be (i) converted, on a cashless, net settlement basis, based on the fair market value as determined pursuant to the terms of the Warrant, or (ii) exercised by delivering a duly executed notice of exercise. The Warrant has a term of seven years; the fair value of the Warrant has been determined using a Black-Scholes option pricing model. The Warrant has a fair value of $357,000 and is being amortized over a two year period. The Company recorded stock based expense of $45,000 and $80,000 during the three and nine months ended October 3, 2010, respectively.

In November 2009, we entered into a loan and security agreement (Credit Agreement) with Bridge Bank under which we could borrow up to $4.0 million, based on net eligible accounts receivable. Borrowings under the line of credit bore interest at the bank’s prime rate plus 2.50% (6.50% as of December 31, 2009), provided that in no event would the prime rate be less than 4.0%. Borrowings under the line were collateralized by a security interest in all of our assets. At December 31, 2009, the amount outstanding under the line of credit was $1.3 million, which is classified within current liabilities.

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

On January 29, 2010, the Company, entered into a loan agreement for a secured line of credit facility (Secured Credit Facility) with Agility Capital, LLC (Agility Capital) to pay for transaction expenses incurred by the Company in its acquisition of ChipX. The Secured Credit Facility provides that the Company may borrow one advance of up to $500,000 and has a maturity date of December 1, 2010. Borrowings will bear interest at 14.0% per annum. Beginning March 1, 2010, and on the first day of each month thereafter, $50,000 plus accrued but unpaid interest is to be paid to Agility Capital, and all amounts outstanding on December 1, 2010 are due and payable at that time. In the event of a default, the interest rate will be increased to 5.0% above the rate that would otherwise apply, and in addition, Agility will receive a fee of $5,000, with an additional fee of $5,000 on each thirtieth day thereafter for so long as the event of default continues.

Under the terms of the Secured Credit Facility, the Company paid Agility Capital a $20,000 fee. Additionally, the Company issued a warrant for the purchase of 71,429 shares of the Company’s common stock. The warrant may either be (i) converted, on a cashless, net settlement basis, based on the fair market value as determined pursuant to the terms of the warrant, or (ii) exercised at a price per share equal to the lower of $2.10 or the price paid in the next offering or issuance of the Company’s common stock, if such offering occurs by April 29, 2010. The

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

warrant has a term of seven years and a fair value of $106,000 which was expensed immediately to sales, general and administrative expense for the three months ended April 4, 2010. In the event of a default under the Secured Credit Facility, Agility Capital can acquire an additional 25,000 shares of the Company’s common stock at an exercise price equal to the average closing price of the Company’s common stock for the fifteen days before the date of the occurrence of the event of default, and an additional 35,000 shares on each thirtieth day thereafter for so long as the event of default continues, provided the aggregate additional shares which Agility Capital may acquire does not exceed 100,000 shares.

On April 28, 2010 the Company paid Bridge Bank approximately $1.6 million to fully repay its liabilities covering principal accrued interest, and various fees related to its line of credit. On April 28, 2010 the Company paid Agility Capital $404,000 to fully repay its liabilities covering principal and accrued interest related to its short-term loan.

NOTE 7—STOCKHOLDERS’ EQUITY

Common and Preferred Stock

In December 2008, the Company’s stockholders approved an amendment to the Certificate of Incorporation to authorize 50,000,000 shares of common stock of par value $0.001. In addition, the Company is authorized to issue 1,000,000 shares of undesignated preferred stock of $0.001 par value, for which the Board of Directors is authorized to fix the designation, powers, preferences and rights. As of October 3, 2010 and December 31, 2009, there were no shares of preferred stock issued or outstanding.

Equity Incentive Plan

On December 9, 2008, at the effective time of the merger with Lumera, all shares and per share amounts for GigOptix LLC awards were converted at the merger conversion ratio of 0.1375.

As of October 3, 2010 there were 4,982,586 options and 4,125 warrants outstanding under all stock option plans. As of December 31, 2009 there were 3,085,160 options and 4,125 warrants outstanding under all stock option plans. As of October 4, 2009 there were 2,866,393 options, 50,092 unvested shares of restricted stock units and 83,925 warrants outstanding under all stock option plans. All 54,629 shares of unvested restricted stock had vested by December 31, 2009.

2007 Equity Incentive Plan

In August 2007, GigOptix LLC adopted the GigOptix LLC Equity Incentive Plan, or the 2007 Plan. The 2007 Plan provides for grants of options to purchase membership units and awards of restricted membership units to employees, officers and non-employee directors, and upon the completion of the merger with Lumera were converted into grants of up to 632,500 shares of stock. Vesting periods are determined by the Company’s Board of Directors and generally provide for stock options to vest over a four-year period and expire ten years from date of grant. Vesting for certain stock unit grants are contingent upon both service and performance criteria. The 2007 Plan was terminated upon the completion of merger with Lumera on December 9, 2008 and the remaining 864 stock options not granted under the 2007 Plan were cancelled. No shares of the Company’s common stock remain available for issuance of new grants under the 2007 Plan other than for satisfying exercises of stock options granted under this plan prior to its termination. As of October 3, 2010, no shares of common stock have been reserved for issuance under the 2007 Plan and options to purchase a total of 453,432 shares of common stock and 4,125 warrants to purchase common stock were outstanding.

2008 Equity Incentive Plan

In December 2008, the Company adopted the 2008 Equity Incentive Plan, or the 2008 Plan, for directors, employees, consultants and advisors to the Company or its affiliates. Under the 2008 Plan, 2,500,000 shares of common stock were reserved for issuance upon the completion of the merger with Lumera on December 9, 2008. On January 1 of each year, starting in 2009, the aggregate number of shares reserved for issuance under the 2008 Plan increase automatically by the lesser of (i) 5% of the number of shares of common stock outstanding as of the Company’s immediately preceding fiscal year, or (ii) a number of shares determined by the Board of Directors. The

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

maximum number of common stock to be granted is up to 21,000,000 shares, respectively. Forfeited options or awards generally become available for future awards. The automatic increase on January 1, 2009 and January 1, 2010 was 258,661 and 464,505 shares, respectively. In addition, the Company’s Board of Directors and stockholders of the Company authorized an additional 3,000,000 shares effective January 20, 2010.

Under the 2008 Plan, the exercise price of (i) an award is at least 100% of the stock’s fair market value on the date of grant, and (ii) an ISO granted to a 10% stockholder is at least 110% of the stock’s fair market value on the date of grant. Vesting periods for awards are determined by the CEO and generally provide for stock options to vest over a four-year period and have a maximum life of ten years from the date of grant. As of October 3, 2010, 4,374,834 options to purchase common stock were outstanding and 1,680,481 options were available for issuance under the 2008 Plan.

The above number of outstanding options includes options which the Company’s Board of Directors approved on March 17, 2010 in the amount of 2,287,000 options issued to employees and consultants and 70,000 options to board members at an exercise price of $1.95 which was the closing price of GigOptix shares on the date of grant approval. 1,188,500 of these options will vest over 4 years with 25% vesting on the one year anniversary of the grant with the remaining options vesting at a rate of 1/36 per month over the remaining three years. The fair value per share of these options is $1.21, the total expense associated with these options is $1.4 million, and the amount of expense recognized for the three and nine months ended October 3, 2010 is $72,000 and $166,000, respectively. The remaining shares will vest as follows:

467,400 shares will vest on April 1, 2011 if the average share price during March 2011 is at or above $2.50. The fair value per share of these options is $1.05, the total expense associated with these options is $496,000, and the amount of expense recognized for the three and nine months ended October 3, 2010 is $93,000 and $221,000, respectively. These options will be amortized over one year.

467,400 shares will vest on April 1, 2012 if the average share price during March 2012 is at or above $3.50. The fair value per share of these options is $1.01, the total expense associated with these options is $477,000, and the amount of expense recognized for the three and nine months ended October 3, 2010 is $49,000 and $111,000, respectively. These options will be amortized over two years.

233,700 shares will vest on April 1, 2013 if the average share price during March 2013 is at or above $5.00. The fair value per share of these options is $1.01, the total expense associated with these options is $239,000, and the amount of expense recognized for the three and nine months ended October 3, 2010 is $16,000 and $37,000, respectively. These options will be amortized over three years.

In all cases, if the threshold share price is not met, then the options will be cancelled and returned to the pool.

Lumera 2000 and 2004 Stock Option Plan

In December 2008, in connection with the merger with Lumera, the Company assumed the existing Lumera 2000 Equity Incentive Plan, and the Lumera 2004 Stock Option Plan (the “Lumera Plan”). All unvested options granted under the Lumera Plan were assumed by the Company as part of the merger. All contractual terms of the assumed options remain the same, except for the converted number of shares and exercise price based on merger conversion ratio of 0.125. As of October 3, 2010, no additional options can be granted under the Lumera Plan and options to purchase a total of 154,320 shares of common stock were outstanding including employee stock options, restricted stock and employee stock purchase rights based on their estimated fair values. The fair value of equity-based awards is amortized on a straight-line basis over the requisite service period of the award which is generally the vesting period.

Warrants

As of October 3, 2010, the Company had a total of 2,182,038 warrants to purchase common stock outstanding under all warrant arrangements at a weighted average exercise price of $17.45.

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation Expense

The following table summarizes the Company’s stock-based compensation expense for the three and nine months ended October 3, 2010 and the three and nine months ended October 4, 2009:

	Three months ended		Nine months ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
Cost of revenue	$3	$3	$9	$5
Research and development expense	125	55	327	154
Selling, general and administrative expense	234	157	853	418

	$362	$215	$1,189	$577

Management estimates expected forfeitures and it records compensation expense only for those equity awards expected to vest. When estimating forfeitures, the Company considers voluntary termination behavior as well as an analysis of actual option forfeitures.

As of October 3, 2010 and October 4, 2009, the total compensation cost related to unvested stock options under the Company’s equity compensation plan, but not yet recognized, was approximately $3.2 million and $1.2 million, respectively. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 2.7 and 3.3 years, respectively.

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

The fair value of the Company’s stock options granted to employees was estimated using the following weighted-average assumptions. Options granted during the first quarter of 2010 were valued using both the Black-Scholes method as well as a lattice model as approximately 50% of the grant had a market condition associated with it. The assumptions used to value the options for the three and nine months ended October 3, 2010 and the three and nine months ended October 4, 2009 are as follows:

	Three months ended			Nine months ended
	Black-Scholes October 3, 2010	Lattice October 3, 2010	Black-Scholes October 4, 2009	Black-Scholes October 3, 2010	Lattice October 3, 2010	Black-Scholes October 4, 2009
Expected term	5 years	—	5 years	5 years	5 years	5 years
Expected volatility	75.0%	—	75.0%	75.0%	75.0%	75.0%
Expected dividends	$—	$—	$—	$—	$—	$—
Risk-free interest rate	1.7%	—	2.2%	1.7% - 2.4%	3.7%	2.2%
Weighted-average fair value	$1.20	$—	$2.46	$1.22	$1.01 - $1.05	$0.85

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Activity

The following is a summary of option activity for the Company’s equity incentive plans:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding, December 31, 2009	3,085,160	$3.58
Granted	2,572,000	1.95
Exercised	(133,431)	0.97
Forfeited/expired	(541,143)	5.10
Ending balance, October 3, 2010	4,982,586	$2.64	8.66 years

Exercisable, October 3, 2010	1,487,158	$4.28	7.56 years

The aggregate intrinsic value of options outstanding and based on the fair value of the underlying stock options as of October 3, 2010 and October 4, 2009 was approximately $4.8 million and $6.1 million, respectively. The aggregate intrinsic value reflects the difference between the exercise price of the underlying stock options and the Company’s closing stock price of $2.55 as of October 3, 2010.

NOTE 8—INCOME TAXES

The Company recorded a benefit for income taxes of $2,000 and a provision for income taxes of $22,000 for the three months ended October 3, 2010 and October 4, 2009, respectively. The Company recorded a provision for income taxes of $22,000 and a benefit for income taxes of $107,000 for the nine months ended October 3, 2010, and October 4, 2009, respectively. The Company’s effective tax rate was 0% and 2% for the three months ended October 3, 2010 and October 4, 2009, respectively. The Company’s effective tax rate was 1% and (4%) for the nine months ended October 3, 2010 and October 4, 2009, respectively. The income tax provision for the three months ended October 4, 2009 and nine months ended October 3, 2010 was due primarily to state and foreign income taxes due and to losses in all tax jurisdictions and full valuation allowance against such losses. The benefit for income tax for the nine months ended October 4, 2009 was primarily due to losses in the Company’s Swiss subsidiary. The benefit for income tax for the three months ended October 3, 2010 was due primarily to a reduction in state and foreign income taxes due and to losses in all tax jurisdictions and full valuation allowance against such losses.

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such a determination, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. In order to support a conclusion that a valuation allowance in not needed, positive evidence of sufficient quantity and quality is necessary to overcome negative evidence. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. A valuation allowance is recorded for the entire deferred tax asset as a result of uncertainties regarding realization of the asset including lack of profitability through October 3, 2010 and the uncertainty over future operating profitability and taxable income. We will continue to evaluate the potential realization of the deferred tax assets on a quarterly basis.

The Company is subject to income taxes in the U.S. federal jurisdiction and various foreign jurisdictions. All tax years since inception are open and may be subject to potential examination in one or more jurisdictions. The Company does believe that the ultimate settlement of any tax obligations will materially affect its liquidity.

NOTE 9—SEGMENT AND GEOGRAPHIC INFORMATION

The Company has determined that it operates as a single operating and reportable segment. The following tables reflect the results of the Company’s reportable segment consistent with the management system used by the Company’s chief operating decision maker. The Company’s Chief Executive Officer is the chief operating decision maker.

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes revenue by geographic region (in thousands):

	Three months ended		Nine months ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
Asia	$1,502	$711	$4,344	$2,554
Europe	2,200	1,007	4,780	3,224
United States	3,521	1,429	9,521	5,912
South America	—	—	131	—

	$7,223	$3,147	$18,776	$11,690

The Company determines geographic location of its revenue based upon the destination of shipment of its products.

During the three months ended October 3, 2010, the United States, Italy and Japan accounted for 48%, 15% and 13% of total revenue, respectively. During the nine months ended October 3, 2010, the United States and Japan accounted for 50% and 10% of total revenue, respectively. During the three and nine months ended October 4, 2009, the United States, Italy, and Hong Kong accounted for 44%, 23%, and 11% and 50%, 24% and 12%, respectively of revenue, respectively. No other countries accounted for more than 10% of the Company’s consolidated revenue during the periods presented.

The following table summarizes long-lived assets by country (in thousands):

	October 3, 2010	December 31, 2009
United States	$3,141	$3,679
Switzerland	758	322
Israel	143	333

	$4,042	$4,334

Long-lived assets, comprising property and equipment, are reported based on the location of the assets at end of each period.

NOTE 10—COMMITMENTS AND CONTINGENCIES

Commitments

Leases

The Company leases its domestic and foreign sales offices under non-cancelable operating leases. These leases contain various expiration dates and renewal options. In January 2009, the Company renewed its lease for its office facility located at Palo Alto, California. The new lease term will expire in December 2013. In February 2010, the Company renewed its lease for its facility in Bothell, Washington at a reduced average monthly rate as it decreased its square footage under lease. The lease term began in April 2010 and will expire in March 2014. The Company also leases certain software licenses under operating leases. Total rental expense for the three and nine months ending October 3, 2010 was $0.1 million and $0.4 million, respectively. Total rental expense for the three and nine months ending October 4, 2009 was $0.3 million and $0.8 million, respectively.

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Aggregate non-cancelable future minimum rental payments under capital and operating leases are as follows (in thousands):

Years ending December 31,	Capital Leases	Operating Leases
2010 (remaining period)	$210	$316
2011	402	706
2012	400	587
2013	400	589
2014	457	36

Total minimum lease payments	$1,869	$2,234

Less: Amount representing interest	$(514)
Present value of capital lease obligations	$1,355
Less: current portion	$293

Long-term portion of capital lease obligations	$1,062

Contingencies

Tax Contingencies

In 2008, the Franchise Tax Board (FTB) completed its audit of the Company’s qualifying sales and use activity for 2004 through 2007 and has proposed an amount due. The Company received a notice from the FTB and was assessed $0.3 million, which represents principal and estimated interest and penalties. As a result, in the fourth quarter of 2008, the Company accrued $0.3 million in relation to the sales and use tax due for the period 2004 through 2007, and in June 2009, the Company paid approximately $0.2 million to the FTB. As of October 3, 2010 the Company has accrued the estimated sales and use tax payable relating to fiscal periods through the three and nine months ended October 3, 2010.

The Company’s income tax calculations are based on application of the respective U.S. Federal, state or foreign tax law. The Company’s tax filings, however, are subject to audit by the respective tax authorities. Accordingly, the Company recognizes tax liabilities based upon its estimate of whether, and the extent to which, additional taxes will be due.

Legal Contingencies

From time to time, we may become involved in legal proceedings, claims and litigation arising in the ordinary course of business. When we believe a loss is probable and can be reasonably estimated, we accrue the estimated loss in our consolidated financial statements. Where the outcome of these matters is not determinable, we do not make a provision in our financial statements until the loss, if any, is probable and can be reasonable estimated or the outcome becomes known.

In or about November 2008, an entity named DBSI Inc., which at the time was the beneficial owner of approximately 1.7 million shares of GigOptix common stock, filed for bankruptcy in the United States Bankruptcy Court for the District of Delaware (Case No. 08-12687 (PJW)). GigOptix understands the DBSI Estate Litigation Trustee is currently evaluating claims that it may assert against a number of entities, including GigOptix and/or its predecessors and affiliates. In November 2010, GigOptix entered into tolling agreements, which expire March 7, 2011, with the Trustee to allow the parties to continue discussions in an attempt to avoid litigation. Management has engaged in discussions with the Trustee and intends to vigorously defend any claims made against the Company.

NOTE 11—RELATED PARTY TRANSACTIONS

During the three and nine months ended October 3, 2010, we had sales to National Instruments of approximately $448,000 and $1.1 million, respectively. National Instruments currently holds 1,066,270 shares of GigOptix common stock.

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12—RESTRUCTURING

In December 2009, the Company adopted a plan to reduce the size of its facilities in Bothell, Washington. The Company reduced the amount of square footage it occupies from approximately 32,000 square feet to approximately 12,000 square feet and took a restructuring charge of $0.5 million to reflect the proportionate share of remaining lease expense it will incur for the unoccupied space of the facility and costs associated with improvements needed to segregate the facility. The existing lease on the facility expires in March 2011. Although the Company has made available for sub-lease approximately 20,000 square feet, it does not anticipate it will receive any sub-lease income associated with this space prior to the lease expiration. Approximately $0.4 million will be paid out in 2010 with the balance to be paid in 2011. The company paid out approximately $105,000 and $352,000 related to unoccupied space in Bothell during the three and nine months ended October 3, 2010, respectively.

During the three months ended April 4, 2010 the Company decided to close its R&D design center in Haifa, Israel which was acquired as part of the merger with ChipX in 2009. The Company took a restructuring charge of $428,000 to account for employee severance of $196,000, future facility rent expense of $61,000 for the remainder of the lease term through the end of fiscal 2010, a write-down of fixed assets of $121,000, and accounting and legal expenses of $50,000. All cash payments will occur during fiscal 2010. The Company paid out approximately $14,000 and $208,000, respectively, during the three and nine months ended, October 3, 2010, respectively, related to the restructuring.

		Israel Restructuring
	Bothell Excess Space	Severance	Facilities	Equipment Write-down	Legal/Acctg	Total
Balance, December 31, 2009	$424	$—	$—	$—	$—	$424
Q1 2010 Charges	—	196	61	121	50	428
Q1 2010 Uses	(144)	—	—	(121)	—	(265)
Balance, April 4, 2010	$280	$196	$61	$—	$50	$587

Q2 2010 Charges	—	—	—	—	—	—
Q2 2010 Uses	(103)	(146)	(36)	—	(12)	(297)
Balance, July 4, 2010	$177	$50	$25	$—	$38	$290

Q3 2010 Charges	—	—	—	—	—	—
Q3 2010 Uses	(105)	11	(25)	—	—	(119)
Balance, October 3, 2010	$72	$61	$—	$—	$38	$171

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes included elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2009. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2009 and this Quarterly Report on Form 10-Q. We assume no obligation to update the forward-looking statements or such risk factors.

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference include “forward-looking statements” within the meaning and protections of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements area lso made in reliance upon the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

Overview

We are a leading supplier of electronic and electro-optic semiconductor products that enable high speed telecommunications, or telecom, and data-communications, or data-com, networks. Our products amplify, process, drive, convert and modulate signals between electrical and optical formats for transmission and reception of voice, data and video, enabling global network providers to offer “triple play” and other enhanced information streaming services. We have a history of innovation in designing and bringing to market unique technologies in 10Gbps, 40Gbps and the emerging 100Gbps standards, both in parallel and serial applications, spanning from short reach consumer electronics, datacenter applications up through ultra long-haul submarine networks. Our digital, analog and mixed-signal integrated circuit (IC) products include high power precision drivers, broadband amplifiers, low noise receivers, mixed-signal integrated circuits, and monolithic microwave integrated circuits, and we recently introduced electro-optical thin film polymer on silicon (TFPS) modulators for ultra-broadband applications. These products offer our customers numerous benefits over those of our competitors including the ability to operate at higher speeds and over wider temperature ranges, consume less power at peak loads, offer a smaller footprint and a lower cost compared to other products. We have a global customer base including leading telecommunications and data-communications network equipment systems vendors such as Alcatel-Lucent, Coreoptics (now a division of Cisco), Finisar, Fujitsu, Mitsubishi, Opnext, Source Photonics, ZTE, and other “Tier-One” equipment vendors in the United States, Europe and Asia, as well as leading industrial, aerospace and defense customers such as Boeing, National Instruments, Northrop Grumman, Raytheon and Rockwell-Collins.

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

Our recent acquisition of ChipX, Incorporated (ChipX), whose products now comprise our CX product line, enables us to develop and market custom application specific integrated circuits (ASICs) based on our proprietary Structured ASIC and Hybrid ASIC platforms. We have over 60 different designs encompassing analog-to-digital converters (ADCs), digital-to-analog converters (DACs), regulators and various power management functions. These products allow us to enhance our product offerings to our telecom and data-com network customers, as well as cross-sell our optical components to our CX defense and aerospace customers. In 2009, we sold our products to over 75 customers globally.

GigOptix, Inc. (GigOptix or the Company), the successor to GigOptix LLC, was formed as a Delaware corporation in March 2008 in order to facilitate a combination between GigOptix LLC and Lumera Corporation (Lumera). Before the combination, GigOptix LLC acquired the assets of iTerra Communications LLC in July 2007 (iTerra) and Helix Semiconductors AG (Helix) in January 2008. On November 9, 2009, GigOptix acquired ChipX. As a result of the acquisitions, Helix, Lumera and ChipX all became wholly owned subsidiaries of GigOptix.

Recent Accounting Pronouncements

In April 2010, the FASB issued Accounting Standards Update (ASU) 2010-17 which provides guidance on the recognition of revenue under the milestone method, which allows a vendor to adopt an accounting policy to recognize all of the arrangement consideration that is contingent on the achievement of a substantive milestone (milestone consideration) in the period the milestone is achieved. The pronouncement is effective on a prospective basis for milestones achieved in fiscal years and interim periods within those years, beginning on or after June 15, 2010. The Company does not expect the adoption of ASU 2010-17 to have a significant impact on its consolidated financial statements.

Results of Operations

Revenue

Revenue for the periods reported was as follows (in thousands, except percentages):

	Three months ended		Nine months ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
Product	$5,866	$2,142	$16,525	$7,582
Government contract	1,357	1,005	2,251	4,108

Total revenue	$7,223	$3,147	$18,776	$11,690
Increase period over period	$4,076		$7,086
Percentage increase, period over period	130%		61%

Revenue for the three months ended October 3, 2010 was $7.2 million, an increase of $4.1 million or 130% compared with $3.1 million for the three months ended October 4, 2009. The increase in revenue of $4.1 million was primarily due to an increase in product revenue of $3.7 million, which includes increased revenue from our 40G and 100G optical products, revenues derived from ChipX, which we acquired in November 2009, and an increase in billings under government contracts of $0.4 million.

Revenue for the nine months ended October 3, 2010 was $18.8 million, an increase of $7.1 million or 61% compared with $11.7 million for the nine months ended October 4, 2009. The increase in revenue of $7.1 million was primarily due to an increase in product revenue of $9.0 million, which includes increased revenue from our 40G and 100G optical products, revenues derived from ChipX, which we acquired in November 2009, offset by a reduction in billings under government contracts of $1.9 million.

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

Cost of revenue and gross profit for the periods presented was as follows (in thousands, except percentages):

Cost of Revenue	Three months ended		Nine months ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
Product	$3,106	$964	$8,329	$3,100
Government contract	305	367	557	1,765

Total cost of revenue	$3,411	$1,331	$8,886	$4,865
Percentage of revenue	47%	42%	47%	42%
Increase period over period	$2,080		$4,021
Percentage increase, period over period	156%		83%

Gross Profit	Three months ended		Nine months ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
Product	$2,760	$1,178	$8,196	$4,482
Government contract	1,052	638	1,694	2,343

Total gross profit	$3,812	$1,816	$9,890	$6,825
Gross margin	53%	58%	53%	58%
Increase, period over period	$1,996		$3,065
Percentage increase, period over period	110%		45%

Gross profit for the three months ended October 3, 2010 was $3.8 million, or 53% of revenue, an increase of $2.0 million or 110% as compared to a gross profit of $1.8 million, or 58% of revenue, for the three months ended October 4, 2009. The increase in gross profit in the three months ended October 3, 2010 compared to the three months ended October 4, 2009 is due to the $4.1 million increase in revenue, which results primarily from the Company’s acquisition of ChipX. The decrease in gross margin results primarily from the impact on gross margin of a low margin product line acquired as part of the ChipX transaction, offset by a decrease in overhead allocation to cost of revenue associated with our government contract revenue.

Gross profit for the nine months ended October 3, 2010 was $9.9 million, or 53% of revenue, an increase of $3.1 million or 45% as compared to a gross profit of $6.8 million, or 58% of revenue, for the nine months ended October 4, 2009. The increase in gross profit in the nine months ended October 3, 2010 compared to the nine months ended October 4, 2009 is due to the $7.1 million increase in revenue, which results primarily from the Company’s acquisition of ChipX. The decrease in gross margin results primarily from a $0.6 million decrease in government billings which normally carry a higher margin percentage compared to product revenue and the impact on gross margin of a low margin product line acquired as part of the ChipX transaction.

Research and Development Expense

Research and development expenses are expensed as incurred. Research and development costs consist primarily of consulting and engineering design, non-capitalized tools and equipment, equipment depreciation and employee compensation.

Research and development expense for the periods presented was as follows (in thousands, except percentages):

	Three months ended		Nine months ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
Research and development expense	$1,852	$1,255	$6,056	$3,919
Percentage of revenue	26%	40%	32%	34%
Increase, period over period	$597		$2,137
Percentage increase, period over period	48%		55%

Research and development expense for the three months ended October 3, 2010 was $1.9 million compared to $1.3 million for the three months ended October 4, 2009, an increase of $597,000 or 48%. The increase in research and development expense primarily resulted from increased spending associated with higher investments in new product development across all product lines and included increases in employee salaries and benefits of $493,000, stock based compensation expense of $69,000 and amortization of licenses of $42,000.

Research and development expense for the nine months ended October 3, 2010 was $6.1 million compared to $3.9 million for the nine months ended October 4, 2009, an increase of $2.1 million or 55%. The increase in research and development expense primarily resulted from increased spending associated with higher investments in new product development across all product lines as well as certain costs being recorded as research and development resulting from reduced government contract billings. Research and development expenditures that are directly related to government projects are classified as cost of revenue against those government contracts; resources that are not being applied to government contracts are charged to research and development expense.

Selling, General and Administrative Expense

Selling, general and administrative expenses consist primarily of salaries and benefits for management, marketing and administration personnel, as well as fees for consultants.

Selling, general and administrative expense for the periods presented was as follows (in thousands, except percentages):

	Three months ended		Nine months ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
Selling, general and administrative expense	$2,247	$1,744	$6,921	$6,170
Percentage of revenue	31%	55%	37%	53%
Increase period over period	$503		$751
Percentage increase, period over period	29%		12%

Selling, general and administrative expense for the three months ended October 3, 2010 was $2.2 million compared to $1.7 million for the three months ended October 4, 2009, an increase of $503,000 or 29%. This increase was primarily due to an increase in employee related expenses in connection with our recent acquisitions such as salaries and benefits of approximately $350,000 and an increase in stock based compensation expense of $116,000 and higher levels of activity associated with expanding our global presence, primarily in Asia.

Selling, general and administrative expense for the nine months ended October 3, 2010 was $6.9 million compared to $6.2 million for the nine months ended October 4, 2009, an increase of $751,000 or 12%. This increase is primarily due to an increase in stock based compensation expense of $519,000, an increase in employee salaries and benefits of $315,000, an increase in legal fees of $175,000 and an increase of $152,000 associated with the amortization of intangible assets associated with the ChipX acquisition. These increases were offset by decreases in accounting fees of $303,000 and consulting expenses of $103,000.

Restructuring Expense

Restructuring expense for the periods presented was as follows (in thousands):

	Three months ended		Nine months ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
Restructuring expense	$—	$—	$428	$—

During the three months ended October 3, 2010 and October 4, 2009, the Company did not incur any restructuring expense.

During the nine months ended October 3, 2010 the Company decided to close its R&D design center in Haifa, Israel which was acquired as part of the merger with ChipX in 2009. The Company took a restructuring charge of $428,000 to account for employee severance of $196,000, future facility rent expense of $61,000 for the remainder of the lease term through the end of fiscal 2010, a write-down of fixed assets of $121,000, and accounting and legal expenses of $50,000. All cash payments will occur during fiscal 2010.

During the three and nine months ended October 3, 2010, the Company made cash payments of $119,000 and $560,000 related to the restructuring of its facility in Bothell, Washington and its R&D design center in Haifa, Israel.

Other Expense, Net and Interest Expense, Net

Other expense, net and interest expense, net for the periods presented were as follows (in thousands, except percentages):

	Three months ended		Nine months ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
Interest expense, net	$(105)	$—	$(335)	$(2)
Other expense, net	(16)	8	(132)	338

Total	$(121)	$8	$(467)	$336

Interest expense, net for the three months ended October 3, 2010 increased by $105,000 as compared to the three months ended October 4, 2009. The increase is due primarily to an increase in interest expense of $51,000 related to the Company’s line of credit with Silicon Valley Bank, $46,000 associated with capital leases and $7,000 associated with a term loan with Silicon Valley Bank.

Other expense, net for the three months ended October 3, 2010 increased by $24,000 due to foreign currency losses of $18,000 and a reduction in other income of $6,000.

Interest expense, net for the nine months ended October 3, 2010 increased by $333,000 as compared to the nine months ended October 4, 2009. The increase is driven by $95,000 resulting from interest on the Company’s line of credit with Silicon Valley Bank, $54,000 from the amortization of the discount on the Bridge Bank loan, $143,000 from a capital lease for CAD tools, and the remaining $41,000 resulting from interest expense incurred as a result of additional borrowings with Bridge Bank, Agility Capital and Silicon Valley Bank.

Other income (expense), net for the nine months ended October 3, 2010 decreased by approximately $470,000, primarily due to the sale of the assets of Plexera Bioscience LLC during the nine months ended October 4, 2009. The assets were sold “as is” to Plexera, LLC, a newly formed company, for $300,000 and the Company recorded a gain of $300,000 which was included in “Other income (expense), net” for the nine months ended October 4, 2009. The Company has not received any further consideration from the sale of the Plexera assets as of October 3, 2010.

In addition, during the nine months ended October 3, 2010 the Company also incurred $98,000 in amortization expense associated with the discount on the Bridge Bank loan as well as approximately $29,000 in foreign currency transaction losses.

Benefit from (Provision for) Income Taxes

The benefit for income taxes was $2,000 for the three months ended October 3, 2010 was due primarily to a reduction in state and foreign income taxes due and to losses in all tax jurisdictions and a full valuation allowance against such losses. The provision for income taxes was $22,000 for the three months ended October 4, 2009 and was due primarily to state and foreign income taxes due and losses in all tax jurisdictions and full valuation against such losses. The effective tax rate was 0% and 2% for the three months ended October 3, 2010 and October 4, 2009, respectively.

The provision for income taxes was $22,000 for the nine months ended October 3, 2010 and the benefit from income taxes was $107,000 for the nine months ended October 4, 2009, respectively. The effective tax rate was 1% and (4%) for the nine months ended October 3, 2010 and October 4, 2009, respectively. The income tax provision during the nine months ended October 3, 2010 was due primarily to state and foreign income taxes due and losses in all tax jurisdictions and full valuation against such losses. The benefit from income taxes during the nine months ended October 4, 2009 was primarily due to losses in the Company’s Swiss subsidiary.

Liquidity and Capital Resources

Cash and cash equivalents and cash flow data for the periods presented were as follows (in thousands):

	October 3, 2010	October 4, 2009
Cash and cash equivalents	$4,852	$2,814

	Nine months ended
	October 3, 2010	October 4, 2009
Net cash used in operating activities	$(3,680)	$(3,158)
Net cash provided by (used in) investing activities	$(771)	$(127)
Net cash provided by (used in) financing activities	$5,715	$(783)

In July 2010, we sold 2,760,000 shares of common stock in a public offering at a price of $1.75 per share. Gross proceeds from the sale were $4.83 million from which we received net proceeds of $3.9 million after deducting total expenses of the offering.

On April 23, 2010, we entered into a loan and security agreement with Silicon Valley Bank. Pursuant to the loan and security agreement, we are entitled to borrow through a revolving loan facility from Silicon Valley Bank up to $3 million, based on net eligible accounts receivable after an 80% advance rate and subject to limits based on our eligible accounts as determined by Silicon Valley Bank. Interest on extensions of credit under the revolving loan is equal to the prime rate of Silicon Valley Bank, which is currently 4.0% per annum, plus 1.50% per annum (the Applicable Rate). In addition, a monthly collateral handling fee of 0.30% per each gross financed account receivable shall apply (Collateral Handing Fee). Notwithstanding the foregoing, if we achieve certain quarterly financial performance targets as stated in the loan and security agreement, the Applicable Rate and the Collateral Handling Fee shall be reduced to the prime rate of Silicon Valley Bank plus 1.0% per annum and 0.20% respectively. The revolving loan was used to replace our revolving accounts receivable credit line with Bridge Bank which is discussed below. With the initial funding by Silicon Valley Bank of the revolving loan, we terminated our loan and security agreement with Bridge Bank as having been fully performed.

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

On January 29, 2010, the Company, entered into a loan agreement for a secured line of credit facility (Secured Credit Facility) with Agility Capital, LLC (Agility Capital) to pay for transaction expenses incurred by the Company in its acquisition of ChipX. The Secured Credit Facility provides that the Company may borrow one advance of up to $500,000 and has a maturity date of December 1, 2010. Borrowings will bear interest at 14.0% per annum. Beginning March 1, 2010, and on the first day of each month thereafter, $50,000 plus accrued but unpaid interest is to be paid to Agility Capital, and all amounts outstanding on December 1, 2010 are due and payable at that time. In the event of a default, the interest rate will be increased to 5.0% above the rate that would otherwise apply, and in addition, Agility will receive a fee of $5,000, with an additional fee of $5,000 on each thirtieth day thereafter for so long as the event of default continues.

On April 28, 2010 the Company paid Bridge Bank approximately $1.6 million to fully repay its liabilities covering principal accrued interest, and various fees related to its line of credit. On April 28, 2010 the Company paid Agility Capital $404,000 to fully repay its liabilities covering principal and accrued interest related to its short-term loan.

Operating Activities

Operating activities used cash of $3.7 million in the nine months ended October 3, 2010. This resulted from a net loss of $4.0 million, increases in accounts receivables, inventories, prepaid expenses and other current assets totaling $1.1 million, and decreases in accounts payable and accrued liabilities of $2.5 million. These uses were partially offset by the following non-cash expenses: depreciation and amortization of $2.0 million, stock based compensation of $1.2 million, a fixed asset write down of $121,000, the amortization of an acquisition related payment of $450,000 and the amortization of a discount on loan of $152,000.

Operating activities used cash of $3.2 million in the nine months ended October 4, 2009. This resulted from a net loss of $2.8 million, increases in accounts receivable of $0.5 million, decreases in accrued and other current liabilities of $1.2 million, a gain on the sale of assets of $300,000, and deferred taxes of $83,000. These uses were partially offset by non cash expenses for depreciation and amortization of $685,000, stock based compensation of $577,000 and the amortization of an acquisition related payment of $525,000.

Investing Activities

Net cash used in investing activities for the nine months ended October 3, 2010 was $771,000 and consisted of purchases of fixed assets of $971,000 offset by a reduction in restricted cash of $200,000.

Net cash used in investing activities for the nine months ended October 4, 2009 was $127,000 and consisted of $300,000 of proceeds received from the sale of Plexera assets offset by fixed asset purchases of $427,000.

Financing Activities

Net cash provided by financing activities was $5.7 million during the nine months ended October 3, 2010 and consisted of $4.1 million in proceeds from the issuance of common stock and warrants, including $3.9 million in proceeds from our public offering in July 2010 , net borrowings under the Company’s line of credit facilities with Bridge Bank and Silicon Valley Bank of $1.5 million, net borrowings of $321,000 under a term loan arrangement with Agility Capital subsequently refinanced by Silicon Valley Bank offset by capital lease payments of $157,000.

Net cash used by financing activities during the nine months ended October 4, 2009 was $783,000 and consisted primarily of the net repayment of the line of credit with Silicon Valley Bank. All of the Company’s financing activities are denominated in U.S. dollars so there is no impact from changes in foreign currency exchange rates.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, due to the material weaknesses disclosed in its Annual Report on Form 10-K for the year ended December 31, 2009 that remain unremediated, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), were not effective as of October 3, 2010. As a result of this conclusion, the financial statements for the periods covered by this report were prepared with particular attention to the material weaknesses previously disclosed. Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows as of and for the periods presented.

Changes in Internal Control

During the nine month period ended October 3, 2010, the Company continued to implement its remediation plan in response to the material weaknesses discussed in our annual report on Form 10-K for the year ended December 31, 2009. While the Company’s effort to remediate its material weakness is ongoing, it is in the initial stages of executing its remediation plan. Accordingly, the Company does not believe that its material weaknesses have been fully remediated, or that the changes made to its internal control over financial reporting during the nine month period ended October 3, 2010 have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

We are investing in ongoing efforts to continuously improve the control environment and have committed considerable resources to the continuous improvement of the design, implementation, documentation, testing, and monitoring of our internal controls. In addition to improving the effectiveness and compliance with key controls, our remediation efforts involve ongoing business and accounting process improvements and the implementation of key system enhancements. The process and system enhancements are generally designed to simplify and standardize business practices and to improve timeliness and access to associated accounting data through increased systems automation, appropriate limitations around IT access as well as timely testing of controls throughout the year. While we expect remedial actions to be essentially implemented in 2010, some actions may not be in place for a sufficient period of time to help us certify that material weaknesses have been fully remediated as of the end of 2010. We will continue to develop our remediation plans and implement additional measures during 2010 and possibly into 2011.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we may become involved in legal proceedings, claims and litigation arising in the ordinary course of business. When we believe a loss is probable and can be reasonably estimated, we accrue the estimated loss in our consolidated financial statements. Where the outcome of these matters is not determinable, we do not make a provision in our financial statements until the loss, if any, is probable and can be reasonable estimated or the outcome becomes known.

In or about November 2008, an entity named DBSI Inc., which at the time was the beneficial owner of approximately 1.7 million shares of GigOptix common stock, filed for bankruptcy in the United States Bankruptcy Court for the District of Delaware (Case No. 08-12687 (PJW)). GigOptix understands the DBSI Estate Litigation Trustee is currently evaluating claims that it may assert against a number of entities, including GigOptix and/or its predecessors and affiliates. In November 2010, GigOptix entered tolling agreements, which expire March 7, 2011, with the Trustee to allow the parties to continue discussions in an attempt to avoid litigation. Management has engaged in discussions with the Trustee and intends to vigorously defend any claims made against the Company.

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

We have incurred negative cash flows from operations since inception. We incurred a net loss of $4.0 million for the nine months ended October 3, 2010 and for the years ended December 31, 2009 and 2008, we incurred net losses of $10.0 million and $7.7 million, respectively, and cash outflows from operations of $4.1 million and $6.7 million, respectively. As of October 3, 2010, we had an accumulated deficit of $73.0 million. We expect development, sales and other operating expenses to increase in the future as we expand our business. If our revenue does not grow to offset these expected increased expenses, we may not be profitable. In fact, in future quarters we may not have any revenue growth and our revenues could decline. Furthermore, if our operating expenses exceed expectations, financial performance will be adversely affected and we may continue to incur significant losses in the future.

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

We do not expect to generate sufficient cash needed to finance our anticipated operations for the foreseeable future from such operations. Accordingly, we will need to seek funding through public or private financings, including equity financings, and through other arrangements including collaborations. We could require additional financing sooner than expected if we have poor financial results, including unanticipated expenses, or an unanticipated drop in projected revenues. Such financing may be unavailable when needed or may not be available on acceptable terms. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our current stockholders will be reduced, and these securities may have rights superior to those of our common stock. If adequate funds are not available to satisfy either short-term or long-term capital requirements, or if planned revenues are not generated, we may be required to limit our operations substantially. These limitations of operations may include a possible sale or shutdown of portions of our business, reductions in capital expenditures and reductions in staff and discretionary costs.

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

A relatively small number of customers account for a significant portion of our revenue in any particular period. For instance, Alcatel and contracts with the U.S. government accounted for 13% and 12%, respectively, of revenue for the first nine months of fiscal year 2010 and 23% and 24%, respectively, of revenue for fiscal year 2009. One or more of our key customers may discontinue operations as a result of consolidation, liquidation or otherwise, or reduce significantly its business with us due to the current economic conditions. Reductions, delays and cancellation of orders from our key customers or the loss of one or more key customers could significantly further reduce our revenue and profits. There is no assurance that our current customers will continue to place orders with us, that orders by existing customers will continue at current or historical levels or that we will be able to obtain orders from new customers.

We rely on a small number of development contracts with the U.S. Department of Defense and government contractors for a large portion of our revenue. The termination or non-renewal of one or more of these contracts could reduce our future revenue.

Twelve percent and twenty-four percent of our revenue for the nine months ended October 3, 2010 and year ended December 31, 2009 was derived from performance on a limited number of development contracts with various agencies within the U.S. government. Any failure by us to continue these relationships or significant disruption or deterioration of our relationship with the U.S. Department of Defense may reduce revenues. Government programs must compete with programs managed by other contractors for limited and uncertain levels of funding. The total amount and levels of funding are susceptible to significant fluctuations on a year-to-year basis. Our competitors frequently engage in efforts to expand their business relationships with the government and are likely to continue these efforts in the future. In addition, our development contracts with government agencies are subject to potential profit and cost limitations and standard provisions that allow the U.S. government to terminate such contracts at any time at its convenience. Termination of these development contracts, a shift in government spending to other programs in which we are not involved, or a reduction in government spending generally or defense spending specifically could severely harm our business. We intend to continue to compete for government contracts and expect such contracts will be a large percentage of our revenue for the foreseeable future. The development contracts in place with various agencies within the U.S. Department of Defense require ongoing compliance with applicable federal procurement regulations. Violations of these regulations can result in civil, criminal or administrative proceedings involving fines, compensatory and punitive damages, restitution and forfeitures, as well as suspensions or prohibitions from entering into such development contracts. Also, the reporting and appropriateness of costs and expenses under these development contracts are subject to extensive regulation and audit by the Defense Contract Audit Agency (DCAA), an agency of the U.S. Department of Defense. In addition, we obtain provisional billing rates from the DCAA to bill under government contracts. Any differences between provisional billing rates and actual billed rates may result in an adjustment to revenue. In the fourth quarter of fiscal 2009, we reduced revenue by $1.3 million as a result of such an adjustment applied to government contract revenue for all of fiscal 2009. Any failure to comply with applicable government regulations could jeopardize our development contracts and otherwise harm our business.

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

Sales to customers located outside of the United States comprised 75%, 51% and 49% of our revenue for 2008, 2009 and the first nine months of 2010, respectively. In addition, we have a subsidiary overseas (Switzerland) which records its operating expenses in a foreign currency. Because sales of our products have been denominated to date primarily in U.S. dollars, increases in the value of the U.S. dollar could increase the price of our products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales and profitability in that country. Future international activity may result in increased foreign currency denominated sales. Gains and losses on the conversion to U.S. dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in our results of operations. We currently do not have hedging or other programs in place to protect against adverse changes in the value of the U.S. dollar as compared to other currencies to minimize potential adverse effects.

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

Our common stock may be subject to penny stock rules, which may make it more difficult for our stockholders to sell their common stock.

Our common stock may be considered a “penny stock” pursuant to Rule 3a51-1 of the Exchange Act. Broker-dealer practices in connection with transactions in penny stocks are regulated by certain penny stock rules adopted by the SEC. Penny stocks generally are defined as equity securities with a price of less than $5.00 per share. The penny stock rules require a broker-dealer, prior to purchase or sale of a penny stock not otherwise exempt from the rules, to deliver to the customer a standardized risk disclosure document that provides information about penny stocks and the risks associated with the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer account. In addition, the penny stock rules generally require that, prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market of a stock that becomes subject to the penny stock rules.

Substantial future sales of our common stock in the public market could cause our stock price to fall.

As of October 3, 2010, we had approximately 12,195,031 shares of common stock outstanding, approximately 1,680,481 shares of common stock available for future issuance under our stock option plans and warrants to purchase approximately 2,182,038 shares outstanding. Additional sales of our common stock in the public market after the effectiveness of registration statements we have filed with the SEC or the perception that such sales could occur, could cause the market price of our common stock to decline. We may issue additional shares of our common stock in the future in private placements, public offerings or to finance mergers or acquisitions.

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

GIGOPTIX, INC.

Date: November 17, 2010	/s/ AVI S. KATZ
Dr. Avi S. Katz Chief Executive Officer and Chairman of the Board

Date: November 17, 2010	/s/ RONALD K. SHELTON
Ronald K. Shelton Chief Financial Officer