Form 10-K
period 2010-12-31
GigOptix, Inc.
filed 2011-03-03
CIK 1432150

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate value of the registrant’s common stock, held by non-affiliates as of July 2, 2010, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $11.8 million.

The number of shares of Common Stock outstanding as of February 25, 2011, the most recent practicable date prior to the filing of this Annual Report on Form 10-K, was 12,288,216 shares.

GIGOPTIX, INC.

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2010

References in this Annual Report on Form 10-K to “we,” “us,” “our,” “the Company,” “GigOptix,” and “GGOX” mean GigOptix, Inc. and all entities owned or controlled by GigOptix, Inc.

All brand names, trademarks and trade names referred to in this report are the property of their respective holders.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “project,” “could,” “intend,” “target” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	we are an early stage company and have a history of incurring losses;

•	our ability to remain competitive in the markets we serve;

•	the effects of future economic, business and market conditions;

•	consolidation in the industry we serve;

•	our ability to obtain additional funding;

•	our ability to continue to develop, manufacture and market innovative products and services that meet customer requirements for performance and reliability;

•	our ability to establish effective internal controls over our financial reporting;

•	risks relating to the transaction of business internationally;

•	our failure to realize anticipated benefits from acquisitions or the possibility that such acquisitions could adversely affect us, and risks relating to the prospects for future acquisitions;

•	the loss of key employees and the ability to retain and attract key personnel, including technical and managerial personnel;

•	quarterly and annual fluctuations in results of operations;

•	investments in research and development;

•	protection and enforcement or our intellectual property rights and proprietary technologies;

•	costs associated with potential intellectual property infringement claims asserted by a third party;

•	our exposure to product liability claims resulting from the use of our products;

•	the loss of one or more of our significant customers, or the diminished demand for our products;

•	our dependence on contract manufacturing and outsourced supply chain, as well as the costs of materials;

•	our reliance on third parties to provide services for the operation of our business;

•	the effects of war, terrorism, natural disasters or other catastrophic events;

•	our success at managing the risks involved in the foregoing items; and

•	other risks and uncertainties, including those listed under the heading “Risk Factors” herein.

ii

The forward-looking statements are based upon management’s beliefs and assumptions and are made as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements included or incorporated by reference in this Annual Report on Form 10-K or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise, except to the extent required by federal securities laws. These forward looking statements are found at various places throughout this Annual Report on Form 10-K. Any investor should consider all risks and uncertainties disclosed in our filings with the Securities and Exchange Commission, or the SEC, described below under the heading “Where You Can Find More Information,” all of which is accessible on the SEC’s website at www.sec.gov.

iii

PART I

ITEM 1.	BUSINESS

Overview

We are a leading supplier of electronic and electro-optical semiconductor products that enable high-speed telecommunications and data-communications networks globally. Our products convert signals between electrical and optical formats for transmitting and receiving data over fiber optic networks, a critical function in optical communications equipment. We are an emerging leader and innovator in both telecommunications and data-communications applications for fast growing markets in 10Gbps, 40Gbps and 100Gbps drivers, receiver ICs, electro–optic modulator components and multi-chip-modules (MCM). Our expertise in semiconductor electro-optical and optical technologies has helped us create a broad portfolio of products that addresses customer demand for performance at higher speeds, over wider temperature ranges, in smaller sizes, and at lower power consumption compared to other products currently available in the market. We view ourselves as a strategic vendor to a number of our customers given our early engagement in their product design plans and have well-established relationships with many of the leading telecommunications and data-communications network systems vendors such as Alcatel-Lucent, Cisco, Finisar, Fujitsu, JDSU, Mitsubishi, Multiplex, Opnext, Source Photonics, ZTE, and other “Tier-One” equipment vendors in the United States, Europe and Asia, as well as leading industrial, aerospace and defense customers such as Adtran, Anritsu, Avocent, Boeing, Hamilton Sundstrand, John Deere, LeCroy, National Instruments, Northrop Grumman, Raytheon, Rockwell-Collins, Rohde & Schwartz, and Teradyne.

Telecommunications and data-communications networks are becoming increasingly congested due to the growing demand for high bandwidth applications by consumers and enterprises. This bandwidth constraint has caused network service providers to turn to equipment vendors like us to provide solutions that maximize bandwidth and reliability while minimizing cost. Increasing the communications data rate in networks has been an important element of easing network congestion, and, as a result, network service providers are in process of upgrading their 10Gbps systems to 40Gbps and 100Gbps equipment deployments throughout their networks. We focus on the 10Gbps and above markets which we believe present the fastest growing and primary market opportunity in the communications industry. Based on data from Ovum’s and LightCounting’s market research, we expect sales of electronic and electro-optic components operating at 10Gbps and above in telecommunications and data communications segments to increase from approximately $200 million in 2010 to approximately $800 million in 2015, a compound annual growth rate (CAGR) of approximately 30%.

Since inception, we have expanded our customer base, acquired and integrated four businesses with complementary products and customers, and in so doing expanded our product line from a few 10Gbps ultra-long reach electronic modulator drivers to a line of over 100 products that includes drivers, receivers and modulators for 10 to 100Gbps applications and custom application specific integrated circuits (ASICs). Our direct sales force is based in 5 countries and is supported by more than 50 channel representatives and distributors that are selling our products throughout North America, Europe, Japan and Asia. In 2010, we shipped over 90 products to over 100 customers.

On February 4, 2011, we entered into a merger agreement with Endwave Corporation pursuant to which a wholly-owned subsidiary of ours will, subject to the satisfaction or waiver of the conditions therein, merge with and into Endwave, the result of which the separate corporate existence of the wholly-owned subsidiary shall cease and Endwave will be the successor or surviving corporation of the merger and our wholly-owned subsidiary. Under the terms of the merger agreement, all outstanding shares of Endwave common stock, including those issuable upon settlement of outstanding restricted stock units, and outstanding in-the-money Endwave stock options, will be converted into shares of our common stock such that immediately after the merger, such shares represent approximately 42.5% of all outstanding our common stock. Based on the number of shares of Endwave and GigOptix common stock outstanding as of January 31, 2011, approximately 9.1 million shares of GigOptix common stock will be issued to holders of Endwave common stock, registered stock units and stock options. On February 3, 2011, our board of directors approved the establishment of a $500,000 retention bonus pool to be payable to our employees who are still so employed 15 days after the closing of the merger. Our board of directors has delegated to the Compensation Committee to approve the amounts that each officer and employee of ours is eligible to receive as part of such retention bonus pool, and such determination, including who will be an eligible participant in such retention bonus pool, has not yet been made, although it is anticipated that the named executive officers will be eligible participants. As of February 25, 2011, we have incurred accounting and banking fees of approximately $290,000 related to the Endwave transaction.

Industry Background

Over the past several years, communications networks have undergone significant challenges as network operators pursue more profitable service offerings while reducing operating costs. The growing demand for bandwidth due to the explosion of data and video across networks by enterprises and consumers has driven service providers to continuously add high speed access such as Wi-Fi, WiMax, 3G, DSL, cable and FTTx, as well as converging their separate voice and data networks into a single IP-based high capacity integrated network to easily manage and provision these services. Other high bandwidth applications such as e-mail, music, video downloads and streaming, on-line social networks, on-line gaming, and VOD or IPTV are also challenging network service providers to supply increasing bandwidth to their customers and results in increased network utilization across the entire core and edge of wireline, wireless and cable networks. Additionally, enterprises and institutions are managing their rapidly escalating demand for data and bandwidth and are upgrading and deploying high speed local, storage and wide area networks (LANs, SANs and WANs, respectively). U.S. Defense and Homeland Security efforts also add to the demand for bandwidth, as vast amounts of data are generated though sophisticated surveillance and defense network applications. The U.S. government and its contractors are incorporating optical technologies into its systems and infrastructure to address these challenges.

Optical networking technologies support higher speeds, added features and offer greater interoperability to accommodate higher bandwidth requirements at a lowest cost. Leading network systems vendors such as Alcatel-Lucent and Cisco are producing optical systems for carriers increasingly based on 10Gbps and 40Gbps speeds including multi-service switches, DWDM transport terminals, access multiplexers, routers, Ethernet switches and other networking systems. Mirroring the convergence of telecommunications and data-communications networks, these systems vendors are increasingly addressing both telecommunications and data-communications applications and are also looking to converge their network equipment offerings to a single product. Faced with technological and cost challenges of building fully integrated systems that can handle voice, data and video, OEMs are re-focusing on core competencies of software and systems integration, and relying on outside module and component suppliers for the design, development and supply of critical electro–optic products that perform the critical transmit and receive functions.

Challenges Faced by Network Equipment Providers

The performance requirements of communications applications and the technical challenges associated with the data-communications and telecommunications markets present difficult obstacles to service providers and equipment designers that serve those markets. The core challenges of processing and transmitting high quality broadband streams include:

•

Performance: Optical components and systems have to be well integrated and inter–operate with the other components that perform the transmit and receive functions while running at low temperatures in a wide variety of operating environments.

•

Power consumption: The increase in optical transmission speeds inherently leads to higher power consumption by the electronic components being used. This in turn leads to thermal management challenges due to the high port densities being demanded by customers. For instance in data centers, there is a significant investment required to cool the facility, for every $1 invested in computer/network infrastructure there is typically another $1 investment required to cool the facility.

•

Size: Customers need to maximize the utilization of their central office space and rack size and therefore demand small solution footprints to maximize port density. The industry has responded by migrating from line-cards to 300pin transponders to pluggable transceivers with more than a 60x reduction in size for 10Gbps communication components since 1999. This is turn puts severe size constraints on electronic and optical component suppliers to maintain the pace of size reduction roadmaps.

•

Cost: There are significant price pressures within the optical communications markets to reduce component and system costs. End users continually demand more bandwidth and features while the operators generally do not keep pace with the bandwidth usage increases. Moreover, the average sales price (ASP) increase per new generation component does not scale proportionally with the speed increase. For example, a 4x increase in speed can only generate only a 2.5x increase in ASP to the vendor.

•

Complexity: The increasing technological complexity of optical systems and components, the need to increase the pace of innovation while also reducing costs have led customers to reduce their number of module and component suppliers and rely on vendors that have more comprehensive product portfolios, deeper product expertise and the ability to support future roadmaps.

•

Manufacturing: The optical industry still predominantly utilizes discrete components to implement their systems. Many of these components are manufactured by different vendors and these discrete solutions lead to manufacturing inefficiencies and yield reductions. Integration has been a key enabler in the historical success of the silicon IC technology, enabling the improvement of system performance, reducing system size and cost by increasing the functionality that can be implemented on one device and thereby decreasing the components count required to implement a system.

Our Solutions

We offer a comprehensive 10Gbps and 40Gbps transceiver product portfolio and are an emerging leader in the developing market for 100Gbps products. We combine high performance analog and mixed signal design skills, with experience in integrated systems, interoperability, power management and size optimization. We believe customers choose to work with us for several reasons including:

Superior Performance: Our performance advantage is derived from industry leading drivers, receivers, modulators and superior integration and module design capabilities. Our core III-V and silicon semiconductor, as well as thin film polymer on silicon (TFPSTM) technology knowledge allows us to design products that exceed the current performance, power, size, temperature and reliability requirements of our customers. We recently introduced a 100 Gbps quad-driver built from indium phosphide that is the market’s first100Gbps driver. Our single, 4 and 12 channel VCSEL drivers and receivers have ultra-low-power consumption and use less than 10mW to stream 1Gbps. We have also developed 10Gbps drivers and receivers for outdoor, non-temperature controlled environments that enable higher capacity in our customers’ next generation data center systems.

Broad Product Line: We have a comprehensive portfolio of products for telecommunications, data-communications, defense and industrial applications designed for speeds of 10Gbps and beyond. Our products support a wide range of data rates, protocols, transmission distances and industry standards. This wide product offering allows us to serve as a “one-stop shop” to our customers in offering them a comprehensive product arsenal, as well as allowing us to be more cost-effective as we re-utilize pre-existing design building-blocks. Our portfolio consists of the following product ranges:

•	laser and modulator drivers for 10Gbps, 40Gbps and 100Gbps applications

•	receiver amplifiers or Trans-impedance Amplifiers (TIAs) for 10Gbps, 40Gbps and 100Gbps applications

•	driver & receiver chipsets for 4 and 12 channel parallel optics applications from 3Gbps to 10Gbps

•	electro-optic modulators based on proprietary TFPS suitable for various 40Gbps and 100Gbps modulation schemes, such as DPSK, DQPSK and DP-QPSK

•	ultra–broadband amplifiers with flat gain response

•	Standard Cell, and Structured ASIC and Hybrid ASIC designs and manufacturing service for multiple markets offering ITAR compliance for defense applications

Power Consumption: Our designs and enabling technologies utilize efficient circuit techniques and material technology to reduce energy usage. For example, we have demonstrated a 10Gbps short-reach optical link that consumes less than 100mW across 100 meter of fiber, representing a 75% reduction over the previous generation of products.

Size Reduction: Our designs have very small footprints. Our recently announced LX8401 40Gbps DPSK TFPS modulator is nearly half the size of competing products enabling an overall smaller transponder design. Similarly, comparable solutions competing with our GX6261 40G DQPSK driver require 40% more board space. Moreover, our GX62455 100Gbps driver integrates four 32Gbps drivers into a single package thereby reducing the total system size while also improving electrical performance.

Cost Reduction: We are skilled in designing and utilizing a number of semiconductor process technologies such as indium phosphide, gallium arsenide, silicon germanium and silicon CMOS. This portfolio of technology solutions provides the flexibility to optimize the cost/performance of our products to the challenge at hand. For instance, our new portfolio of 10Gbps, 40Gbps, and 100Gbps, TIAs were designed using silicon germanium and this enables much cheaper production costs compared with competing TIA solutions using indium phosphide. This coupled with the ability to integrate more complex logic functions into the TIA designs offer compelling value to our customers. We provide a broad portfolio of solutions that customers are now beginning to leverage to extract further volume discounts by consolidating their purchasing power on one vendor.

Integration: Our vision is to leverage our broad portfolio of products to integrate optical modulators monolithically onto our semiconductor chips. The close coupling of optical and electronic components will realize the maximum performance at high speeds while ensuring the smallest size, potentially lower costs, and improved interoperability performance. Our step-wise approach to this goal is aligned to deliver continuously more integrated products along the innovation path starting with bundling in the system level going to package level on to chip level. For instance, we are currently funded by the Air Force Research Labs to develop an integrated modulator-driver capable of 200Gbps optical transmission which is seen as critical to enable lightweight, ultra-high bandwidth optical transceivers to on the road to supporting terra-scale data processing. Integrating optical modulators monolithically onto semiconductor chips coupled with innovative driver design topologies can enable implementation of a monolithic optical modulator/driver component.

Partnership: Through a deep understanding both of the system level challenges faced by our customers developing optical transponders and transceivers and of the capabilities and limitations of our technology, we are able to suggest and implement new system partitioning concepts to ease manufacturing, increase yields and reduce power and cost. For example through the addition of certain design recommendations, we are able to guide our customers to simplify system manufacturing using our novel designs.

Technology Leadership: Our products are built on a strong foundation of semiconductor and electro-optic polymer technologies supported by over 20 years of innovation and research and development experience that has resulted in more than 100 patents awarded and patent applications pending worldwide. Our technology innovation extends from the design of ultra-high speed semiconductor integrated circuits, monolithic microwave integrated circuit design, multi-chip modules, electro-optic thin-film polymer materials, and optical modulator design. These areas of competence include signal integrity, thermal models, power consumption, integration of multiple ICs into sub-system multi-chip module components, and molecular science of electro-optic polymers. Our many years of experience allow us to design solutions that few companies can offer. For this reason we were selected as a partner to a Tier 1 equipment supplier to develop 100Gbps modulator drivers for the first commercially available 100Gbps systems that was launched in 2010. Additionally, our ASIC portfolio and team has the competency in low cost silicon CMOS design and high volume manufacturing. This will be an important asset in the future transition of optics to consumer applications that call for low cost, high volume designs. We conduct our research both independently, through contractual relationships with U.S. government agencies and in cooperation with customers. We are committed to conduct fundamental research into the integration of electronic and electro-optic (EO) components using semiconductor and EO polymers as a source of differentiation.

Horizontal Business Model: We deploy a horizontal business model as opposed to a vertical integration model since it is our mission to serve the broad customer base in the optical communications and defense markets with best in class components. This will be driven by the system vendor end customers’ desire for continuous price reduction as volumes increase and will be enabled by the growth of capable component suppliers such as GigOptix as well as the availability of high quality electronics contract manufacturers (ECMs). We cultivate the “Virtual Vertical” model, which is based on strong relationships with ECMs and other component vendors in the supply chain with aligned objectives.

Growth Strategy

Our objective is to be the leading provider of high performance electronic and electro-optic components for the optically and wireless connected digital world, growing through both organic and strategic means. Elements of our strategy include the following:

Focus on High Growth Market Opportunities. We will continue to focus our product development resources on high growth market segments both within the markets we currently serve as well as in new markets that utilize our core technologies. We will continue to invest substantially in products for 40Gbps and 100Gbps applications and selectively target new products for the 10Gbps markets where we can sustain a differentiation. We believe high growth opportunities exist even within more established communications segments by virtue of introducing innovative device and system architectures as well as business models to disrupt the established players and value chain relationships. Outside of telecom and data communications, we are able to reuse the same designs re-characterized for radio frequency (RF) systems used in defense applications such as phased array radar, super-computers and in wireless applications, such as point-to-point back-haul systems.

Grow Customer Base. We intend to continue to broaden our strategic relationship with key customers by maximizing design wins across their product lines. We intend to continue to leverage the approved vendor status we have with these key customers to qualify our products into additional optical and wireless systems, a process that is accelerated when we have already been qualified in a customer’s systems. We are adding sales and technical support staff to better serve key customers, markets and regions. We also intend to add to our number of strategic relationships by selectively targeting certain existing customers with whom we are not yet a strategic vendor. We will expand our development efforts with these customers through initiatives including providing specialized sales and support resources, holding technology forums to align our product development effort and implementing custom manufacturing linkages.

Engage Customers Early in their Product Planning Cycle. By engaging our customers early in their system design process, we gain critical information regarding their system requirements and objectives that influences our component design. Our sales force, product marketing teams and developmental engineers engage regularly with our customers to understand their product development plans. Additionally, for certain key customers, which are referred to as GigOptix’ “Lighthouse” customers, we hold periodic technology forums and technology audits so that the product development teams of these customers can interact directly with our research and development teams. Likewise, our early involvement in their system development processes also enables us to influence standards and introduce differentiated products early to market. Moreover, this dynamic interaction between ourselves and our customers provides us a significant competitive advantage, valuable insight and a close customer relationship that grows over each generation of products introduced by our customers.

Partner for Innovation. Over the past few years, we have successfully partnered with lead “Lighthouse” customers, contract manufacturers and U.S. government agencies on research and development in both our electronic components and electro-optics polymer materials. We see this as a core element of our strategy both to support the investment required to maintain our innovation as well as aligning our R&D with the future needs of industry and defense markets. In order to maintain our position at the forefront of next generation optical modules and components, we intend to continue our longstanding relationship with the U.S. government agencies such as the Defense Advanced Research Projects Agency and the Air Force Research Laboratory as well as their network of contractors. We have aligned with our partners on the long term objectives of research and development related to the integration of semiconductor and thin-film polymer modulators to address terra scale computing and communications for defense and commercial markets and we have defined multiyear projects to develop and bring these technologies to reality. Similarly we partner with leading commercial customers on developments of product required in the one to two years horizon, often sharing the investment. This again gives us the assurance of alignment to the market needs when considering the sometimes significant investment in a new development. This model has been used for our 100Gbps modulator drivers for telecom networks, which was launched in 2010. Other cooperative projects include a 100Gbps short reach multi-channel driver and receiver pair with a leading Japanese networking solutions provider, and an innovative ultra-low power 10Gbps single channel chipset for a leading enterprise networking solutions provider in China.

Strategic Acquisitions. To augment our organic growth strategy, we actively pursue acquisitions that provide an efficient alternative to in-house development of technology, products or revenue. The synergies we search for include efficient extension of our product offering to strengthen our market position, enhancing of our technology base, enhancing of our revenue base, and expanding our customer base in selected markets to provide cross selling opportunities or to enhance our geographic or market segment presence. We continuously evaluate potential acquisitions against the above criteria. Our process aims to conduct a swift integration to quickly eliminate duplicate and redundant costs to ensure early accretive performance within one to two quarters. Our acquisition of ChipX in 2009 accomplished physical and systems integration, and reduced headcount, closed a facility in Haifa, Israel and consolidated its Santa Clara, California personnel into our Palo Alto offices.

Technology and Research and Development

We utilize proprietary technology at many levels within our product development, ranging from the basic materials research that created the innovative materials we use in our TFPS modulators to sophisticated integration and optimization techniques we use to design our components. We are committed to conducting fundamental research in thin-film polymer materials and manufacturing technologies. In addition, we have a proven record of successfully productizing this research. Our technology is protected by our patent portfolio and trade secrets developed in deployments with our extensive customer base. Our leading technologies include our fundamental and unique TFPS technology for optical modulation and extend through ultra-broadband monolithic microwave integrated circuit (MMIC) design, multi-chip module (MCM) design, innovative ultra-low power laser driver and receiver IC design in silicon germanium, high speed analog and RF IC design, mixed signal IC design, and Structured and Hybrid ASIC infrastructure. In particular, the following technologies are central to our business:

High Speed Analog Semiconductor Design & Development. One of our key core competences is circuit design for optimal signal integrity performance in high power applications. We use a variety of semiconductor processes to implement our designs including III-V processes such as indium phosphide and gallium arsenide for higher power applications such as long reach telecom transponder. We also have expertise in low power designs in silicon germanium and CMOS silicon for use in short reach data-com and optical interconnects application and circuit design to reduce cross-talking in dense multi-channel designs.

Electro-Optic Thin-Film Polymer on Silicon (TFPS) Material. Our unique, patent-protected technology is used to lithographically form a Mach-Zehnder modulator using standard silicon production technology processes and our proprietary thin-film polymeric materials. Optical modulators are commonly used as high performance shutters to switch optical signals to apply the digital data to light stream. Our technology can support bandwidths of up to 200GHz, while the current generation of material optimized for production is used in 40GHz and

100GHz optical modulators, which are as competitive with leading 40Gbps modulators in the market. The technology has several ground-breaking characteristics as follows: it provides the fastest switching of any available technology and is effectively limited by the bandwidth of the digital control circuit up to 200Gbps bit/second rate; it is suitable for lithographic implementation of an existing semiconductor production line which facilitates both lower cost manufacturing of on-chip modulators and arrays and close proximity to the digital circuits for optimal performance; and the material operates effectively at very low temperatures, which enables increased frequencies due to the absence of thermally induced noise. All of these unique advantages make the material attractive for telecom, defense and super-computing applications.

Our research and development plans are driven by customer and partner input obtained by our sales and marketing teams, through our participation in various standards bodies, and by our long-term technology and product strategies. We review research and development priorities on a regular basis and advise key customers of our progress to achieve better alignment in our product and technology planning. For new components research and development is conducted in close collaboration with our contract manufacturer partners to shorten the time to market and optimize the manufacturability of the products.

Products

We design and market products that amplify electrical signals during both the transmission (drivers) and reception (TIAs) of optical signals as well as modulate optical signals in the transmission of data. We have a comprehensive product portfolio for these markets, particularly at data rates that exceed 10Gbps. The primary target market and application for our products are optical interface modules such as line-cards, transponders and transceivers within telecom and data-communications switches and routers. These are critical blocks used in both telecom or data-communications optical communication networks from the long haul to the short reaches where the conversion of data from the electrical domain to the optical domain occurs. Our drivers amplify the input digital data stream that is used to modulate laser light either by direct modulation of the laser or by use of an external modulator that acts as a precise shutter to switch on and off light to create the optical data stream. At the other end of the optical fiber, our sensitive receiver TIAs detect and amplify the small currents generated by photo-diodes converting the faint received light into an electrical current. The TIAs amplify the small current signals into a larger voltage signal that can be read by the electronics and processors in the network servers. We supply an optimized component for each type of laser, modulator and photo-diode depending upon the speed, reach and required cost. Generally, the shorter the reach is, the higher the volume, the less demanding the product specifications and the greater the pressure to reduce costs. We implement our products on a number of process technologies and have been at the forefront of extracting optimal performance from each technology to be able to address each market segment’s individual requirements in a cost effective manner. Our product portfolio is designed to cover the broad range of solutions needed in these different modules and includes the product lines described below.

Our product portfolio comprises components from 5 product lines:

1.	GX Series: Serial drivers and TIA ICs devices for telecom and data-com markets

2.	HX Series: Multi-channel driver and TIA ICs for short reach data-com and optical interconnect applications

3.	LX Series: TFPS modulators for high speed telecom and defense applications

4.	iT Series: High performance amplifiers for microwave applications in defense and instrumentation

5.	CX Series: Family of ASIC solutions for custom integrated circuit design

GX Series

The GigOptix GX Series services both the telecom and data-com markets with a broad portfolio of drivers and transimpedence amplifiers that address 10Gbps, 40Gbps and 100Gbps speeds over distances that range from 100 meters to more than 4000 kilometers. The GX Series devices are used in FiberChannel, Ethernet, SONET/SDH components and those based upon the OIF standardization.

•

Within the 10Gbps, market, we have enabled many innovative solutions such as the GX3110 linear TIA for use in systems using Electronic Dispersion Compensation (EDC) and requiring excellent linearity and low total harmonic distortion to address the demanding SONET TIA receiver requirements. Moreover, we also supply the GX6155 Mach-Zehnder driver that is implemented in a ceramic package which enables both high performance electrical signals and robust packaging and improved manufacturability.

•

Within the 40Gbps, market, we have enabled significantly lower power transponder designs with our GX6261 40Gbps, DQPSK driver. This compares with competitor solutions that consume 50% more power and require 40% more real estate on the board. Both savings are significant since each 40Gbps, transponder typically requires two drivers. Furthermore, in 2010 we introduced two surface mounted single ended low power driver solutions, the GX6255 single channel driver and GX62255 dual channel driver, each consuming less than 1.6W per channel and available with integrated high frequency chokes to simplify board manufacture. We also supply the GX3220, a low power 40Gbps, DQPSK TIA to amplify the received optical signals. This solution coupled with GigOptix drivers transponder enables customers to implement the lowest overall power transponder solution. Furthermore, we also supply the GX3440 differential amplifier that has broad bandwidth and high gain and enables single chip amplification of 40Gbps DPSK signals as small 50mVpp to 800mVpp and is used extensively in Tier 1 DPSK receivers.

•

Within the 100Gbps, market, we supply a high performance monolithic driver solution for both the 4x28Gbps and 4x32Gbps DP-QPSK formats. The GX62450 was developed in close collaboration with a Tier-1 telecom OEM and is designed to plug seamlessly between the transmission multiplexer and the Mach-Zehnder modulator to provide best in industry electrical connectivity quality. Furthermore, in 2010 we introduced two surface mounted single ended low power driver solutions, the GX6255 single channel driver and GX62255 dual channel driver, each consuming less than 1.6W per channel and available with integrated high frequency chokes to simplify board manufacture. We also introduced the highly integrated GX62455 quad driver device that consumes less than 7W and is available in the same form factor as the GX62450. We also supply a 32Gbps TIA that is compliant with the 100Gbps, DP-QPSK standard in a dual channel configuration to enable easier manufacturing within the receiver.

HX Series

The GigOptix HX Series services the high performance computing (HPC), data-com and consumer markets with a portfolio of parallel VCSEL drivers and TIAs that address 3Gbps, 5Gbps and 10Gbps channel speeds over 100-300 meters distances in 4 and 12 channel configurations. The HX Series devices are used in proprietary HPC formats, Infiniband, Ethernet and optical HDMI components.

•

Within the 3Gbps market, we supply the HXT3404 VCSEL driver and HXR3404 TIA 4 channel arrays die that enable both proprietary HPC communication and 30 to 100 meter HDMI active optical cables (AOC) in the consumer space. These HDMI AOCs are becoming more prevalent with the move to displays situated further from the signal source such as those found in in-flight entertainment systems, displays in airport and bus terminals as well as advertisement displays in shopping malls.

•

Within the higher speed markets, we supply the ultralow power HXT4104/HXR4104 four channel array dies used in 40GBASE-SR4 Ethernet and 40G-IB QDR Infiniband specifications as well as the HXT4112/HXR4112 twelve channel array dies used in both 100GBASE-SR10 Ethernet and 120G-IB QDR Infiniband specification. The HXT4012/HXR4112 solution set has been demonstrated to be able to deliver 120Gbps over 100m with less than 1W of power dissipation signifying an industry leading 8mW/Gbps power link budget. Both arrays also provide superior VCSEL monitoring capabilities to the competition that is becoming more important in large datacenter deployments where there can be 1000’s to 10,000’s of cables that require remote and accurate optical link health monitoring capabilities.

•

Within the single channel SFP+ markets, we developed the HXT4101 VCSEL driver and HXR4101 TIA chip set for a new Smart Transmit Optical SubAssembly (TOSA) and Receive Optical SubAssembly (ROSA) solution to address the 10Gbps short reach market. The solution leverages our extensive mixed signal experience in high volume parallel optics devices to combine advanced RF analog circuit techniques that reduce power consumption with integrated on-chip Analog-to-Digital Converters and Digital-to-Analog Converters to enable a fully digitally controlled TOSA and ROSA. This architecture significantly simplifies the design of an optical transceiver such as an SFP+ by eliminating all analog and RF circuits from the PCB. The elimination of RF analog interfaces improves performance and reduces both power consumption and EMI within the transceiver. The new architecture also reduces costs while significantly reducing the engineering effort associated with developing a solution.

LX Series

The GigOptix LX Series services the 40Gbps and above telecom market for high performance Mach-Zehnder modulators. The LX Series devices are based on our proprietary TFPS EO material technology. The technology provides significant advantages over competing technologies such as indium phosphide (InP) and lithium niobate (LN) in areas such as bandwidth, size and power consumption.

We currently offer two LX products:

•

The LX8900 is the industry’s only serial 100Gbps Mach-Zehnder modulator with a bandwidth of 65GHz. It is primarily being used in emerging applications such as “Beyond 100G,” optical links trials and ultra-broadband RF photonic military products.

•

The LX8401 is the industry’s smallest 40Gbps, DPSK modulator device and is almost half the size of competing technology solutions while providing the same level of performance. The smaller size enables customers to reduce their transponder size considerably which in turn allows more transponders to be placed on a line-card and increases chassis port density for end customers.

We are now in the process of leveraging our new TFPS technology to enable 40Gbps, DQPSK and 100Gbps, DP-QPSK devices in market leading small form factors and at the same time leveraging our GX Series of drivers to enable a complete integrated solution set for the customer.

iT Series

The GigOptix iT Series of products leverages the high performance die and design techniques developed for the GX Series telecom and data-com drivers for related defense and instrumentation applications. We differentiate ourself in the defense and instrumentation markets by providing high gain, broadband devices that exhibit minimal ripple across the gain spectrum of the device: this ensures optimum performance. Moreover, most of our devices have only a single rail supply which both simplifies the board design and improves reliability of the system. For instance, we provide the single rail supply iT2008 high power 26GHz amplifier with a saturated output power of 1W and 1dB of ripple. This device’s performance and ease of use power up sequence has led to extensive use in military radar and satellite communication systems.

CX Series

The GigOptix CX Series of products offers the broadest portfolio of distinct paths to digital and analog mixed signal ASICs with the capability of supporting designs of up to 10M gates in technologies ranging from 0.6µ through 0.13µ. The CX Series uses our proprietary technology in Structured and Hybrid ASICs to enable a generic ASIC solution that can be customized for a customer using only a few metal mask layers. This ensures fast turnaround times with significant cost advantages for customers over both FPGA and dedicated ASIC implementations. The CX Series also offers value-added ASIC services including integrating proven Analog and Mixed Signal IP into designs and taking customers designs from RTL or gate-level netlist to volume production with major third party foundries. The CX Series has a significant customer base in the consumer, instrumentation, networking, medical, military and aerospace markets.

The following is a compilation of our product portfolio for optical communications:

Customers

We have a global customer base in the telecommunications, data-communications, defense and industrial electronics markets. Our customers include many of the leading network systems vendors supplying worldwide. During 2010 we sold to major customers including Alcatel-Lucent, Cisco, Finisar, Fujitsu, JDSU, Mitsubishi, Multiplex, Opnext, Source Photonics, ZTE, and other “Tier-One” equipment vendors in the United States, Europe and Asia, as well as leading industrial, aerospace and defense customers such as Adtran, Anritsu, Avocent, Boeing, Hamilton Sundstrand, John Deere, LeCroy, National Instruments, Northrop Grumman, Raytheon and Rockwell-Collins, Rohde & Schwartz, and Teradyne.

Of our total revenue in 2010, 25%, 51% and 24% were generated by customers located in Asia, North America and Europe, respectively, compared with 24%, 49% and 27%, respectively, for the year ended December 31, 2009. In 2010, 14% of our revenue was contributed by our government contracts and 86% was contributed by product revenue, compared with 24% and 76%, respectively, for the year ended December 31, 2009.

Our customers in the industrial and commercial markets consist of a broad range of companies that design and manufacture electro-optics and high speed information management products. These include medical, industrial, test and measurement, scientific systems, printing engines for high-speed laser printers and defense and aerospace applications. The number of leading network systems vendors which supply the global telecommunications and data communications market is concentrated, and so, in turn, is our customer base. Additionally, Alcatel-Lucent is our largest telecommunications customer representing 11% and 23% of our total revenues for the years ended December 31, 2010 and December 31, 2009, respectively. Other than Alcatel-Lucent, other telecommunications customer accounted for more than 10% of total revenue for the years ended December 31, 2010 and December 31, 2009, respectively; however, contracts with the U.S. Government accounted for 14% and 24% of our total revenue for the years ended December 31, 2010 and December 31, 2009, respectively.

Manufacturing

Our foundry and contract manufacturing partners are located in China, Japan, the Philippines, Taiwan, and the United States. Certain of our contract manufacturing partners that assemble or produce modules are strategically located close to our customers’ contract manufacturing facilities to shorten lead times and enhance flexibility.

We follow established new product introduction processes that ensure product reliability and manufacturability by controlling when new products move from sampling stage to mass production. We have stringent quality control processes in place for both internal and contract manufacturing. We utilize manufacturing planning systems to coordinate procurement and manufacturing to our customers’ forecasts. These processes and systems help us closely coordinate with our customers, support their purchasing needs and product release plans, and streamline our supply chain.

Electronic components: Integrated circuits and multi-chip modules: For our ICs and MCMs we use an outsourced contract manufacturing model. We have a prototype manufacturing and testing facility in our Palo Alto location which is used to optimize manufacturing and test procedures to achieve internal yield and quality requirements before transferring production to our contract manufacturing partners. We develop long-term relationships with strategic contract manufacturing partners to reduce assembly costs and provide greater manufacturing flexibility. The manufacture of some products such as certain low volume, high complexity or customized multi-chip modules may remain in-house even in mass production to speed time to market and bypass manufacturing transfer costs.

For our less complex packaged chips and bare die products, we typically move new product designs directly to contract manufacturing partners. These products fit easily in a standard fabless semiconductor production flow and ramp up to much greater volumes in mass production.

TFPS EO components: Four chemical synthesis labs within our Bothell facility are equipped with chemical hoods capable of delivering EO polymer and claddings in volumes up to kilogram batch volumes. Polymer manufacturing and development are supported by a characterization and test lab equipped with state-of-the-art equipment for measuring molecular and material properties.

Wafer fabrication is supported within the 1,400 square feet class 100 clean-room equipped with standard semiconductor processing. Wafer dicing, cleaning, and facet polishing is supported in the “back end” processing lab outside of the clean-room. Our Bothell facility is capable of supporting manufacturing and development of up to five 150mm diameter substrates/week. As volumes increase, GigOptix has identified IMT in Santa Barbara, California as an outsourcing partner with a 30,000 square feet class 100 clean-room dedicated to support contract manufacturing, and IMT is able to support high volume wafer manufacturing. Chip level screening and testing is performed in Bothell using a semi-automated fiber alignment station capable of low frequency testing of insertion loss, Vpi and extinction ratio. EO testing at the chip and package level utilizes RF equipment capable of testing modulators up to 40 GHz. Optical pig-tailing, wire bonding, and sealing are also performed in-house. Samina SCI located in Shenzhen, China has been identified as a source to support volume packaging of up to thousands of units per month.

Sales, Marketing and Technical Support

In the communications market, we primarily sell our products through our direct sales force supported by a network of manufacturer representatives and distributors. Our sales force works closely with our field application engineers, product marketing and sales operations teams in an integrated approach to address a customer’s current and future needs. We assign account managers for each strategic customer account to provide a clear interface to our customers, with some account managers responsible for multiple customers. The support provided by our field application engineers is critical in the product qualification stage. Transceiver modules, especially at 10Gbps and above, are complex products that are subject to rigorous qualification procedures of both the product and the supplier and these procedures differ from customer to customer. Also, many customers have custom requirements in addition to those defined by MSAs in order to differentiate their products and meet design constraints. Our product marketing teams interface with our customers’ product development staffs to address customization requests, collect market intelligence to define future product development, and represent us in MSAs.

For our “Lighthouse” customers, we hold periodic technology forums for their product development teams to interact directly with our research and development teams. These forums provide us insight into our customers’ longer term needs while helping our customers adjust their plans to the product advances we can deliver. Also, our customers are increasingly utilizing contract manufacturers while retaining design and key component qualification activities. As this trend matures, we continually upgrade our sales operations and manufacturing support to maximize our efficiency and flexibility and coordination with our customers.

In the industrial and commercial market, we primarily sell through a network of manufacturing representatives and distributors to address the broad range of applications and industries in which our products are used. The sales effort is managed by an internal sales team and supported by dedicated field application engineering and product marketing staff. We also sell direct to certain strategic customers. Through our customer interactions, we continually increase our knowledge of each application’s requirements and utilize this information to improve our sales effectiveness and guide product development.

Since inception, we have actively communicated the GigOptix brand worldwide through participation at trade shows and industry conferences, publication of research papers, bylined articles in trade media, and advertisements in trade publications and interactive media, interactions with industry press and analysts, press releases and our company website, as well as through print and electronic sales material.

Competition

The market for electronic and electro-optic devices is characterized by price competition, rapid technological change, short product life cycles, and global competition. While no one company competes against us in all of our product areas, our competitors range from the large, international companies offering a wide range of products to smaller companies specializing in narrow markets. Due to the increasing demands for high-speed, high-frequency components, we expect competition to increase from existing semiconductor and electro-optical modulator suppliers, in addition to the entry of new competitors to our target markets and from the internal operations of some companies producing products similar to ours for their own internal requirements.

Because some of our competitors are large public companies with longer operating histories and greater financial, technical, marketing and other resources, these companies have the ability to devote greater resources to the development, promotion, sale and support of their products. For example, in the telecommunications and data-communications markets, some of our competitors have deeper relationships with prospective customers, related to wider portfolio of products they are selling to them across the board. Other competitors may also have preferential access to certain network systems vendors, or offer directly competitive products that may have better performance measures than our products. Moreover, competitors that have large market capitalizations or cash reserves may be better positioned than we are to acquire other companies in order to gain new technologies or products that may compete with our product lines. Any of these factors could give our competitors a strategic advantage. Therefore, although we believe we currently compete favorably with our competitors, we cannot assure you that we will be able to compete successfully against either current or future competitors in the future.

We believe the principal competitive factors impacting all of our products are:

•	product performance including size, speed, operating temperature range, power consumption and reliability;

•	price to performance characteristics;

•	delivery performance and lead times;

•	time to market;

•	breadth of product solutions;

•	sales, technical and post-sales service and support;

•	technical partnership in early stage of product development;

•	sales channels; and

•	ability to drive standards and comply with new industry MSAs.

GX Products

In the telecom and data-communications segments, we compete with Triquint, Rohm, InPhi, Gennum and Vitesse. We compete with Triquint predominantly in the 10Gbps, 40Gbps and 100Gbps Mach Zehnder driver space; Rohm predominantly in the 10Gbps EML driver space; InPhi predominately in the TIA spaces and the 40Gbps driver space; Gennum predominately in the data-communications space and Vitesse in the 10Gbps TIA receiver space.

HX Products

In the market for PMD ICs we compete with Avago, Emcore, Tyco Electronics (formerly Zarlink) and Iptronics. Avago, Emcore and Tyco Electronics are vertically integrated transceiver module manufacturers with in-house PMD ICs designs. These companies have comparable products to our products but have been later to market in offering a 10Gbps solutions. In addition to these companies, Iptronics also competes in this space and is a venture-funded startup specializing in parallel optical interconnect with a family of devices at 10Gbps and is a direct competitor.

LX Products

We compete with JDSU, Oclaro, Sumitomo and Fujitsu that supply lithium niobate modulators for the long haul/Metro market and more recently JDSU, Sumitomo, Emcore and Oclaro that supply indium phosphide modulators for the Metro market. We expect that our TFPS modulators will be competitive with lithium niobate and indium phosphide products in terms of pricing and operating performance and will provide significant performance advantages in areas such as size, bandwidth and optical extinction ratio.

iT Products

Our ultra-broadband amplifiers and limiters offer performance with gain flatness and low noise figures. We compete with Triquint, Hittite, Northrop Grumman (for internal use) and Mimix in this product area.

CX Products

Our ASICs compete in the custom integrated circuit industry, an industry that is intensely competitive. In the low to medium volume market, the primary competitors include Lattice Semiconductor and Actel Corporation. In the medium to high volume market, there are over 30 companies competing in this market. Companies that we compete with most often include On Semiconductor, eSilicon, Open Silicon, Faraday, Toshiba and eASIC.

We believe that important competitive factors specific to the custom integrated circuit industry include: Product pricing, time-to-market, product performance, reliability and quality, power consumption, availability and functionality of predefined IP cores, inventory management, access to leading-edge process technology, track record of successful product execution and achieving first time working silicon, ability to provide excellent applications support and customer service, ability to offer a broad range of ASIC solutions to retain existing customers, and compliance with ITAR.

Patents and Other Intellectual Property Rights

We rely on patent, trademark, copyright and trade secret laws and internal controls and procedures to protect our technology. We believe that a robust technology portfolio that is assessed and refreshed periodically is an essential element of our business strategy. We believe that our success will depend in part on our ability to:

•	Obtain patent and other proprietary protection for the materials, processes and device designs that we develop;

•	Enforce and defend patents and other rights in technology, once obtained;

•	Operate without infringing the patents and proprietary rights of third parties; and

•	Preserve our company’s trade secrets.

As of December 31, 2010, we have been issued 67 patents and have 9 patent applications pending. Patents have been issued in various countries with the main concentrations in the United States. Our patent portfolio covers a broad range of intellectual property including semiconductor design and manufacturing, device packaging, module design and manufacturing, electrical circuit design, thin film polymer technology, modulator design and manufacturing. We follow well-established procedures for patenting intellectual property and have internal incentive plans to encourage the protection of new inventions. The portfolio also represents a balanced compilation of intellectual property that has been filed by the various companies we have acquired, and hence protects all of our product lines. We also license patented technology from the University of Washington. Many of the pending and issued U.S. patents have one or more corresponding internal or foreign patents or applications.

We take extensive measures to protect our intellectual property rights and information. For example, every employee enters into a confidential information, non-competition and invention assignment agreement with us when they join and are reminded of their responsibilities when they leave. We also enter into and enforce a confidential information and invention assignment agreement with contractors.

We have patents and patents pending covering technologies relating to:

Polymers

•	Optical polymers and synthesis;

•	Production of polymers in commercial quantities;

•	Materials characterization and testing methods; and

•	Devices, designs and processes relating to polymers.

High-Speed Integrated Circuits

•	Circuit topology to achieve ultra-large frequency bandwidth;

•	Efficient voltage control circuit for broadband high voltage drivers; and

•	Control circuit to stabilize over temperature gain control functionality.

ASICs

•	Customizable integrated circuit devices;

•	Single metal programmability in a customizable integrated circuit device;

•	Configurable cell for customizable logic array device;

•	In-Circuit device, system and method to parallelize design and verification; and

•	Method of developing application specific integrated circuit devices.

Although we believe our patent portfolio is a valuable asset, the discoveries or technologies covered by the patents, patent applications or licenses may not have commercial value. Issued patents may not provide commercially meaningful protection against competitors. Other parties may be able to design around our issued patents or independently develop technology having effects similar or identical to our patented technology. The scope of our patents and patent applications is subject to uncertainty and competitors or other parties may obtain similar patents of uncertain scope. Other parties may discover uses for polymers or technology different from the uses covered in our patents or patent applications and these other uses may be separately patentable. Other parties may have patents covering the composition of polymers for which we have patents or patent applications covering only methods of use of these polymers.

Third parties may infringe the patents that we own or license, or claim that our potential products or related technologies infringe their patents. Any patent infringement claims that might be brought by or against our company may cause us to incur significant expenses, divert the attention of our management and key personnel from other business concerns and, if successfully asserted against us, require us to pay substantial damages. In addition, a patent infringement suit against our company could force us to stop or delay developing, manufacturing or selling potential products that are claimed to infringe a patent covering a third party’s intellectual property.

We periodically evaluate our patent portfolio based on our assessment of the value of the patents and the cost of maintaining such patents, and may choose from time to time to let various patents lapse, terminate or be sold.

Employees

As of December 31, 2010, we had 83 full-time employees, including 37 in research and development, 27 in operations, 9 in sales and marketing, and 10 in general and administrative.

Environmental

Our operations involve the use, generation and disposal of hazardous substances and are regulated under international, federal, state and local laws governing health and safety and the environment. We believe that our products and operations at our facilities comply in all material respects with applicable environmental laws and worker health and safety laws; however, the risk of environmental liabilities cannot be completely eliminated.

Government Regulations

We are subject to federal, state and local laws and regulations relating to the generation, handling, treatment, storage and disposal of certain toxic or hazardous materials and waste products that we use or generate in our operations. We regularly assess our compliance with environmental laws and management of environmental matters.

We are also subject to federal procurement regulations associated with its U.S. government contracts. Violations of these regulations can result in civil, criminal or administrative proceedings involving fines, compensatory and punitive damages, restitution and forfeitures as well as suspensions or prohibitions from entering into government contracts. The reporting and appropriateness of costs and expenses under our government contracts are subject to extensive regulation and audit by the Defense Contract Audit Agency, an agency of the U.S. Department of Defense. The contracts and subcontracts to which we are a party are also subject to potential profit and cost limitations and standard provisions that allow the U.S. government to terminate such contracts at its convenience. We are entitled to reimbursement of our allowable costs and to an allowance for earned profit if the contracts are terminated by the U.S. government for convenience.

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

Where You Can Find More Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge as soon as possible after we electronically file them with, or furnish them to, the SEC. You can access our filings with the SEC by visiting our website. The information on our website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC. Additionally, the Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended by our predecessor registrant Lumera are available at www.sec.gov.

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

You should carefully consider the risks described below as well as the other information contained in this Form 10-K before making an investment decision. In addition to the risks described below, there may be additional risks and uncertainties not currently known to us or that we currently deem to be immaterial that may become material risks. Any of these risks could materially affect our businesses, financial condition or results of operations. In such case, you may lose all or part of your original investment.

We and our predecessors have incurred substantial operating losses in the past and we may not be able to achieve profitability in the future.

We have incurred negative cash flows from operations since inception. For the years ended December 31, 2010 and 2009, we incurred net losses of $4.4 million and $10.0 million, respectively, and cash outflows from operations of $3.8 million and $4.1 million, respectively. As of December 31, 2010 and 2009, we had an accumulated deficit of $73.4 million and $69.0 million, respectively. We expect development, sales and other operating expenses to increase in the future as we expand our business. If our revenue does not grow to offset these expected increased expenses, we may not be profitable. In fact, in future quarters we may not have any revenue growth and our revenues could decline. Furthermore, if our operating expenses exceed expectations, financial performance will be adversely affected and we may continue to incur significant losses in the future.

In addition, we acquired ChipX in November 2009. ChipX incurred net losses of $5.7 million for the year ended December 31, 2008 and an additional net loss of $3.3 million for the period from January 1, 2009 through the date of acquisition of November 9, 2009.

We may require additional capital to continue to fund our operations. If we need but do not obtain additional capital, we may be required to substantially limit operations.

We may not generate sufficient cash needed to finance our anticipated operations for the foreseeable future from such operations. Accordingly, we may seek funding through public or private financings, including equity financings, and through other arrangements including collaborations. We could require additional financing sooner than expected if we have poor financial results, including unanticipated expenses, or an unanticipated drop in projected revenues. Such financing may be unavailable when needed or may not be available on acceptable terms. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our current stockholders will be reduced, and these securities may have rights superior to those of our common stock. If adequate funds are not available to satisfy either short-term or long-term capital requirements, or if planned revenues are not generated, we may be required to limit our operations substantially. These limitations of operations may include a possible sale or shutdown of portions of our business, reductions in capital expenditures and reductions in staff and discretionary costs.

We have incurred negative cash flows from operations since inception. For the years ended December 31, 2010 and 2009, we incurred net losses of $4.4 million and $10.0 million, respectively, and cash outflows from operations of $3.8 million and $4.1 million respectively. As of December 31, 2010 and 2009, we had an accumulated deficit of $73.4 million and $69.0 million, respectively. We have incurred significant losses since inception, attributable to our efforts to design and commercialize our products. We have managed our liquidity during this time through a series of cost reduction initiatives and through increasing our line of credit with our bank. Our ability to continue as a going concern is dependent on many events outside of our direct control, including, among other things; obtaining additional financing either privately or through public markets and consumers’ purchasing our products in substantially higher volumes. During 2010, we raised approximately $3.9 million in additional equity capital from institutional investors which stabilized our cash position. We have used that cash to substantially reduce our outstanding accounts payable and accrued expenses balances. In addition, we have access to a line of credit with Silicon Valley Bank which enables us to borrow up to $3 million based on 80% of eligible invoiced amounts to customers. We also were close to breakeven, incurring a loss of $97,000, on an operating income basis in the fourth quarter of 2010. Additionally, our pending merger with Endwave upon closing will provide us with additional cash and equivalents which should mitigate near-term liquidity issues. Based on these events and factors we believe that our cash, cash from operations, and our line of credit will be sufficient for at least the next 12 months.

We may fail to realize the anticipated benefits of our merger with ChipX.

Our future success will depend in significant part on our ability to realize the cost savings, operating efficiencies and new revenue opportunities that are expected to result from the integration of the GigOptix and ChipX businesses. Our operating results and financial condition will be adversely affected if we are unable to integrate successfully the operations of GigOptix and ChipX, fail to achieve or achieve on a timely basis such cost savings, operating efficiencies and new revenue opportunities, or incur unforeseen costs and expenses or experience unexpected operating difficulties that offset anticipated cost savings. In particular, the integration of GigOptix and ChipX may involve, among other matters, integration of sales, marketing, billing, accounting, quality control, management, personnel, payroll, regulatory compliance, network infrastructure and other systems and operating hardware and software, some of which may be incompatible and therefore may need to be replaced.

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

Our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets and internal engineering groups within device manufacturers, some of which may be our customers. Our primary competitors include Triquint, Vitesse, Oki, Inphi and Gennum. We expect competition in the markets in which we participate to increase in the future as existing competitors improve or expand their product offerings. In addition, we believe that a number of other public and private companies are in the process of developing competing products for digital television and other broadband communication applications. Because our products often are “building block” semiconductors that provide functions that in some cases can be integrated into more complex integrated circuits, we also face competition from manufacturers of integrated circuits, some of which may be existing customers that develop their own integrated circuit products.

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

We do not have our own manufacturing facilities. We operate an outsourced manufacturing business model that utilizes third-party foundry and assembly and test capabilities. As a result, we rely on third-party foundry wafer fabrication and assembly and test capacity, including sole sourcing, for many components or products. Currently, our semiconductor devices are manufactured by foundries operated by IBM, Win, Triquint, UMC and SEI. We also use third-party contractors for all of our assembly and test operations, including Bourns, Spel, IMT and Sanmina SCI.

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

We do not have any long-term supply contracts with our contract manufacturers or suppliers, and any disruption in our supply of products or materials could have a material adverse effect on our business, revenue and operating results.

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

Our customers require our products and our third-party contractors to undergo a lengthy and expensive qualification process which may delay and does not assure product sales.

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

A large proportion of our products are directed at the telecommunications and data communications markets that continue to be subject to overcapacity.

The technology equipment industry is cyclical and has experienced significant and extended downturns in the past, often in connection with, or in anticipation of, maturing product cycles, and capital spending cycles and declines in general economic conditions. The cyclical nature of these markets has led to significant imbalances in demand, inventory levels and production capacity. It has also accelerated the decrease of average selling prices per unit. We may experience periodic fluctuations in our financial results because of these or other industry-wide conditions. Developments that adversely affect the telecommunications or data communications markets, including delays in traffic growth and changes in U.S. government regulation, could halt our efforts to generate revenue or cause revenue growth to be slower than anticipated from sales of electro-optic modulators, semiconductors and related products. Reduced spending and technology investment by telecommunications companies may make it more difficult for our products to gain market acceptance. Our potential customers may be less willing to purchase new technology such as our technology or invest in new technology development when they have reduced capital expenditure budgets.

We derive a significant portion of our revenue from a small number of customers and the loss of one or more of these key customers, the diminished demand for our products from a key customer, or the failure to obtain certifications from a key customer or its distribution channel could significantly reduce our revenue and profits.

A relatively small number of customers account for a significant portion of our revenue in any particular period. For instance, Alcatel-Lucent and contracts with the U.S. government accounted for 11% and 14%, respectively, of our revenue for fiscal year 2010. One or more of our key customers may discontinue operations as a result of consolidation, liquidation or otherwise, or reduce significantly its business with us due to the current economic conditions. Reductions, delays and cancellation of orders from our key customers or the loss of one or more key customers could significantly further reduce our revenue and profits. There is no assurance that our current customers will continue to place orders with us, that orders by existing customers will continue at current or historical levels or that we will be able to obtain orders from new customers.

We rely on a small number of development contracts with the U.S. Department of Defense and government contractors for a large portion of our revenue. The termination or non-renewal of one or more of these contracts could reduce our future revenue.

Fourteen percent of our revenue for the year ended December 31, 2010 was derived from performance on a limited number of development contracts with various agencies within the U.S. government. Any failure by us to continue these relationships or significant disruption or deterioration of our relationship with the U.S. Department of Defense may reduce revenues. Government programs must compete with programs managed by other contractors for limited and uncertain levels of funding. The total amount and levels of funding are susceptible to significant fluctuations on a year-to-year basis. Our competitors frequently engage in efforts to expand their business relationships with the government and are likely to continue these efforts in the future. In addition, our development contracts with government agencies are subject to potential profit and cost limitations and standard provisions that allow the U.S. government to terminate such contracts at any time at its convenience. Termination of these development contracts, a shift in government spending to other programs in which we are not involved, or a reduction in government spending generally or defense spending specifically could severely harm our business. We intend to continue to compete for government contracts and expect such contracts will be a large percentage of our revenue for the foreseeable future. The development contracts in place with various agencies within the U.S. Department of Defense require ongoing compliance with applicable federal procurement regulations. Violations of these regulations can result in civil, criminal or administrative proceedings involving fines, compensatory and punitive damages, restitution and forfeitures, as well as suspensions or prohibitions from entering into such development contracts. Also, the reporting and appropriateness of costs and expenses under these development contracts are subject to extensive regulation and audit by the Defense Contract Audit Agency (DCAA), an agency of the U.S. Department of Defense. In addition, we obtain provisional billing rates from the DCAA to bill under government contracts. Any differences between provisional billing rates and actual billed rates may result in an adjustment to revenue Any failure to comply with applicable government regulations could jeopardize our development contracts and otherwise harm our business.

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

We are subject to the risks frequently experienced by early stage companies.

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

Our success depends, in part, upon our ability to maintain and gain market acceptance of our products. To be accepted, these products must meet the quality, technical performance and price requirements of our customers and potential customers. The optical communications industry is currently fragmented with many competitors developing different technologies. Some of these technologies may not gain market acceptance. Our products, including products based on polymer materials, may not be accepted by OEMs and systems integrators of optical communications networks and consumer electronics. In addition, even if we achieve some degree of market acceptance for our potential products in one industry, we may not achieve market acceptance in other industries for which we are developing products, which market acceptance is critical to meeting our financial targets.

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

Products as complex as ours may contain errors, defects and bugs when first introduced or as new versions are released. Delivery of products with production defects or reliability, quality or compatibility problems could significantly delay or hinder market acceptance of our products or result in a costly recall and could damage our reputation and adversely affect our ability to retain existing customers and to attract new customers. In particular, certain products are customized or designed for integration into specific network systems. If our products experience defects, we may need to undertake a redesign of the product, a process that may result in significant additional expenses.

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

Failure to manage growth of operations could harm our business. To date, a large number of our activities and resources have been directed at the research and development of our technologies and development of potential related products. The transition from a focus on research and development to being a vendor of products requires effective planning and management. Additionally, growth arising from the expected synergies from future acquisitions will require effective planning and management. Future expansion will be expensive and will likely strain management and other resources.

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

Our business and facilities are subject to a number of federal, state and local laws and regulations relating to the generation, handling, treatment, storage and disposal of certain toxic or hazardous materials and waste products that are used or generated in our operations. Many of these environmental laws and regulations subject current or previous owners or occupiers of land to liability for the costs of investigation, removal or remediation of hazardous materials. In addition, these laws and regulations typically impose liability regardless of whether the owner or occupier knew of, or was responsible for, the presence of any hazardous materials and regardless of whether the actions that led to their presence were taken in compliance with the law. Our domestic facilities use various chemicals in manufacturing processes that may be toxic and covered by various environmental controls. These hazardous materials may be stored on site. The waste created by use of these materials is transported off-site by an unaffiliated waste hauler. Many environmental laws and regulations require generators of waste to take remedial actions at an off-site disposal location even if the disposal was conducted lawfully. The requirements of these laws and regulations are complex, change frequently and could become more stringent in the future. Failure to comply with current or future environmental laws and regulations could result in the imposition of substantial fines, suspension of production, alteration of production processes, cessation of operations or other actions, which could severely harm our business.

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

Sales to customers located outside of the North America comprised 49% and 51% of our revenue for 2010 and 2009, respectively. In addition, we have a subsidiary overseas (Switzerland) that records its operating expenses in a foreign currency. Because sales of our products have been denominated to date primarily in U.S. dollars, increases in the value of the U.S. dollar could increase the price of our products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales and profitability in that country. Future international activity may result in increased foreign currency denominated sales. Gains and losses on the conversion to U.S. dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in our results of operations. We currently do not have hedging or other programs in place to protect against adverse changes in the value of the U.S. dollar as compared to other currencies to minimize potential adverse effects.

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

A failure to comply with the covenants contained in our loan and security agreement could result in an event of default under the agreement that, if not cured or waived, could result in the acceleration of the indebtedness and have a material adverse effect on our business, financial condition and results of operations.

We have previously identified material weaknesses in our internal control over financial reporting. If we fail to remedy our material weaknesses or otherwise fail to maintain effective internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected.

In connection with the preparation of our consolidated financial statements for the years ended December 31, 2010 and 2009, material weaknesses in our internal controls over financial reporting, as defined in rules established by the Public Company Accounting Oversight Board, were identified. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis. The material weaknesses were attributed to us not maintaining a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting requirements. We have adopted a remediation plan that we are in the process of implementing in conjunction with our proposed acquisition of Endwave. A key component of the remediation plan will be the addition of accounting personnel with the appropriate level of accounting knowledge, experience, and training in the application of generally accepted accounting principles commensurate with the financial reporting requirements of a public company. We will continue to update and upgrade our internal processes and systems related to financial reporting. We expect to remediate the material weaknesses during 2011.

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

The sale of our outstanding common stock or shares issuable upon exercise of options or warrants, or the perception that such sales could occur, could cause the market price of our common stock of decline. As of February 25, 2011, we had approximately 12,288,216 shares of common stock, options to purchase 7,472,993 shares of our common stock and warrants to purchase approximately 2,106,751 shares of our common stock outstanding. These shares of common stock, including shares of common stock issued upon exercise of options and warrants, have either been registered under the Securities Act, and as such are freely tradable without further restriction, or are otherwise freely tradable without restriction (subject to the requirements of Rule 144 under the Securities Act), unless the shares are purchased by “affiliates” as that term is defined in Rule 144 under the Securities Act. Any shares purchased by an affiliate may not be resold except pursuant to an effective registration statement or an applicable exemption from registration, including an exemption under Rule 144 of the Securities Act. In addition, one of our stockholders, the DBSI Liquidating Trust, holds 1,715,161 of our shares of common stock for which we have agreed to file a registration statement on Form S-1 for the resale registration of such shares following the filing of this Annual Report on Form 10-K. We may issue additional shares of our common stock in the future in private placements, public offerings or to finance mergers or acquisitions.

The exercise of options and warrants and other issuances of shares of common stock or securities convertible into common stock will dilute your interest.

As of February 25, 2011, there were outstanding options to purchase an aggregate of 7,472,993 shares of our common stock at a weighted-average exercise price of $2.60 per share, of which options to purchase 1,732,708 shares at a weighted-average exercise price of $3.92 per share were exercisable as of such date. As of February 25, 2011, there were warrants outstanding to purchase 2,053,417 shares of our common stock at a weighted average exercise price of $15.61 per share. The exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with acquisitions or in connection with other financing efforts.

Any issuance of our common stock that is not made solely to then-existing stockholders proportionate to their interests, such as in the case of a stock dividend or stock split, will result in dilution to each stockholder by reducing his, her or its percentage ownership of the total outstanding shares. Moreover, if we issue options or warrants to purchase our common stock in the future and those options or warrants are exercised, or if we issue restricted stock, stockholders may experience further dilution.

In addition, certain warrants to purchase shares of our common stock currently contain an exercise price above the current market price for the common stock (these warrants are known as “above-market” warrants). As a result, these warrants may not be exercised prior to their expiration and we may not realize any proceeds from their exercise.

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

We base our current and future expense estimates, in large part, on estimates of future revenue, which is difficult to predict. We expect to continue to make significant operating and capital expenditures in the area of research and development and to invest in and expand production, sales, marketing and administrative systems and processes. We may be unable to, or may elect not to, adjust spending quickly enough to offset any unexpected revenue shortfall. If our increased expenses are not accompanied by increased revenue in the same quarter, our quarterly operating results would be harmed.

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

ITEM 2.	PROPERTIES

Our principal properties as of December 31, 2010 are set forth below:

Location	Square Feet	Principal Use	Ownership	Lease Expiration
Palo Alto, California	17,109	Administration, Sales, Marketing, Research and Development, Operations	Lease	December 31, 2013
Zurich, Switzerland	2,724	Research and Development, Operations	Lease	Month by month
Bothell, Washington	11,666	Research and Development, Operations	Lease	March 31, 2014

We believe our existing facilities are adequate to meet our current needs and that we can renew our existing leases or obtain alternate space on terms that would not have a material impact on our financial results.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in legal proceedings, claims and litigation arising in the ordinary course of business. When we believe a loss is probable and can be reasonably estimated, we accrue the estimated loss in our consolidated financial statements. Where the outcome of these matters is not determinable, we do not make a provision in our financial statements until the loss, if any, is probable and can be reasonable estimated or the outcome becomes known. We believe that there are currently no claims or legal actions that would, in management’s judgment based on information currently available, have a material adverse effect on GigOptix’ results of operations, financial condition or cash flows.

In or about November 2008, an entity named DBSI Inc., which at the time was the beneficial owner of membership units in a predecessor of ours, and which in December 2008 converted into 1,715,161 shares of our common stock (all of which are now held by the DBSI Liquidating Trust), filed for bankruptcy in the United States Bankruptcy Court for the District of Delaware (Case No. 08-12687 (PJW)). We understand that an affiliate of the DBSI Liquidating Trust, the DBSI Estate Litigation Trust, is currently evaluating claims that it may assert against a number of entities, including GigOptix and/or its predecessors and affiliates. In November 2010, we entered tolling agreements, which expire March 7, 2011, with the trustee of the DBSI Estate Litigation Trust to allow the parties to continue discussions in an attempt to avoid litigation. Our management has engaged in discussions with the trustee regarding whether the DBSI Estate Litigation Trust has any claims against us, and intends to vigorously defend any claims made against us.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock first traded on the OTC Bulletin Board under the symbol “GGOX” on December 10, 2008. Prior to that time, there was no public market for its common stock. The following table sets forth the low and high sale price of our common stock in each of our last eight fiscal quarters as quoted on the OTC Bulletin Board.

	Price per Share of Common Stock
	High	Low
Fiscal 2009 quarter ended:
April 5, 2009	$1.75	$0.50
July 5, 2009	$2.20	$1.40
October 5, 2009	$5.50	$1.90
December 31, 2009	$3.98	$1.90

Fiscal 2010 quarter ended:
April 4, 2010	$4.90	$1.90
July 4, 2010	$4.45	$1.75
October 3, 2010	$2.65	$1.60
December 31, 2010	$2.75	$1.95

Also, on February 25, 2011, the most recent practicable date prior to the filing of this Annual Report on Form 10-K, we had approximately 34 stockholders of record and the last reported sale price of our common stock on the OTC Bulletin Board was $3.05 per share.

We have never declared or paid cash dividends on our common stock. We currently anticipate that we will retain any future earnings to fund our operations and do not anticipate paying dividends on the common stock in the foreseeable future.

We did not repurchase any of our equity securities during 2010.

Equity Compensation Plan Information

The following table reflects information for our equity compensation plans as of December 31, 2010.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation plans approved by security holders*	6,024,201	$2.61	3,628,992
Equity compensation plans not approved by security holders	79,800	$6.08	—

Total	6,104,001	$2.66	3,628,992

*	The terms of our 2008 Equity Incentive Plan provide for an annual increase in the number of shares of our common stock authorized under the plan, effective as of the first day of each subsequent fiscal, pursuant to the terms and conditions as described in the plan. On January 1, 2010, the number of additional shares available for issuance under our 2008 Equity Incentive Plan was automatically increased by 464,505 shares. In addition, the stockholders also approved an increase of 3,000,000 additional shares reserved for issuance that became effective on January 20, 2010, and an increase of 3,000,000 additional shares reserved for issuance that became effective on November 24, 2010.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” in Item 1A of this Annual Report on Form 10-K and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K, including Note 1—Organization and Basis of Presentation, to such consolidated financial statements and elsewhere as set forth in this Annual Report on Form 10-K. We assume no obligation to update the forward-looking statements or such risk factors. Please see “Special Note Regarding Forward Looking Statements” above.

Overview

We are a leading supplier of electronic and electro-optical components that enable high-speed telecommunications and data-communications networks globally. Our strategy is to apply our core technical expertise in optical, electro-optical and high speed analog technology to develop products that address high growth product and market opportunities.

The following sets forth our significant corporate and product milestones:

•	In 2007, GigOptix LLC was formed and received initial funding.

•	GigOptix LLC acquired the assets of iTerra Communications LLC in July 2007 and Helix Semiconductors AG in January 2008.

•	In March 2008, GigOptix, Inc. was formed to facilitate a combination with Lumera Corporation. The combined company began trading on the OTCBB under the symbol GGOX in December 2008.

•	In November 2009, we acquired ChipX, a leading high speed analog semiconductor manufacturer specializing in Analog and Mixed Signal custom ASICs.

•	In January 2010, we announced that we had shipped our one millionth production chip for multichannel optical interconnects.

•	In March 2010, we announced that we intend to commercialize our proprietary polymer based modulator for all 40Gbps and 100Gbps modulation formats during 2010.

•

In July 2010, we completed a follow on public offering of our common stock resulting in gross proceeds to us of approximately $4.8 million, before deducting underwriting discounts and commissions and offering expenses.

•	In February 2011, GigOptix entered into its merger agreement with Endwave.

We focus on the specification, design, development and sale of analog semiconductor ICs, MCMs, polymer modulators, and analog and mixed signal custom ASICs. We believe we are an industry leader in the fast growing market for electronic solutions that enable high-bandwidth optical connections found in telecom systems, data-com and storage systems, and, increasingly, in CE and computing systems.

Our products fall into the following main categories:

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

We have incurred negative cash flows from operations since inception. For the years ended December 31, 2010 and 2009, we incurred net losses of $4.4 million and $10.0 million respectively, and cash outflows from operations of $3.8 million and $4.1 million respectively. As of December 31, 2010 and 2009, we had an accumulated deficit of $73.4 million and $69.0 million, respectively.

Our fiscal year ends on December 31. The consolidated financial statements include our accounts and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

We market and sell our products in North America, Asia and Europe and other locations through our direct sales force, distributors and sales representatives. The percentage of our revenue generated from shipments outside North America was approximately 49% and 51% in fiscal 2010 and fiscal 2009, respectively. We measure sales location by the shipping destination, even if the customer is headquartered in the U.S. We anticipate that sales to international customers will continue to represent a significant percentage of our revenue. The percentages of our revenue by region are set forth in the following table:

	2010	2009
North America	51%	49%
Asia	25	24
Europe	24	27

Total	100%	100%

Customer purchase orders are generally used to establish terms of sales. Because industry practice allows customers to reschedule or cancel orders on relatively short notice, backlog may not be a good indicator of our future sales. Cancellations of customer orders or changes in product specifications could result in the loss of anticipated sales without allowing us sufficient time to reduce our inventory and operating expenses.

Since a significant portion of our revenue is from the digital consumer electronics market, our business may be subject to seasonality, with increased revenues in the third and fourth calendar quarters of each year, when customers place orders to meet year-end holiday demand. However, due to the complex nature of the markets we serve and the broad fluctuations in economic conditions in the U.S. and other countries, it is difficult for us to assess the impact of seasonal factors on our business.

We are subject to the risks of conducting business internationally, including economic conditions in Asia, particularly Taiwan and China, changes in trade policy and regulatory requirements, duties, tariffs and other trade barriers and restrictions, the burdens of complying with foreign laws and, possibly, political instability. Most of our foundries and all of our assembly and test subcontractors are located in Asia. Although our international sales are largely denominated in U.S. dollars, we also enter into sales transactions in New Taiwan dollars, in Hong Kong dollars and in Chinese renminbi. In addition, we have foreign operations where expenses are generally denominated in the local currency. Such transactions expose us to the risk of exchange rate fluctuations. We monitor our exposure to foreign currency fluctuations, but have not adopted any hedging strategies to date. There can be no assurance that exchange rate fluctuations will not harm our business and operating results in the future.

Due to the continued uncertain economic conditions, our current or potential customers may delay or reduce purchases of our products, which would adversely affect our revenues and harm our business and financial results. We expect our business to be adversely impacted by any future downturn in the U.S. or global economies. In the past, industry downturns have resulted in reduced demand and declining average selling prices for our products which adversely affected our business. We expect to continue to experience these adverse business conditions in the event of further downturns.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to product returns, bad debts, inventories, asset impairments, deferred tax assets, accrued warranty reserves, restructuring costs, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. We also have other key accounting policies that are less subjective, and, therefore, their application would not have a material impact on our reported results of operations. The following is a discussion of our critical accounting policies, as well as the estimates and judgments involved.

Revenue Recognition

Revenue from sales of optical modulator drivers and receivers, MCMs, and other products is recognized when persuasive evidence of a sales arrangement exists, transfer of title occurs, the sales price is fixed or determinable and collection of the resulting receivable is reasonably assured. Revenue for product shipments is recognized upon shipment of the product to the customer. Provisions are made for warranties at the time revenue is recorded.

Customer purchase orders are generally used to determine the existence of an arrangement. Transfer of title and risk of ownership occur based on defined terms in customer purchase orders, and generally pass to the customer upon shipment, at which point goods are delivered to a carrier. There are no formal customer acceptance terms or further obligations, outside of our standard product warranty. We assess whether the sales price is fixed or determinable based on the payment terms associated with the transaction. Collectability is assessed based primarily on the credit worthiness of the customer as determined through ongoing credit evaluations of the customer’s financial condition, as well as consideration of the customer’s payment history.

Revenue generated from engineering product development projects and research and development cost reimbursement contracts, cost plus fixed fee type contracts, for the United States government is recorded in accordance with accounting guidance for contract accounting, using the percentage of completion method measured on a cost-incurred basis. Changes in contract performance, contract conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined. In the quarter ended December 31, 2009, we recorded a reserve of $1.3 million associated with a change in estimated rates under which we could bill for the work we performed under various government contracts during fiscal 2009. Profit incentives are included in revenue when realization is assured. Losses, if any, are recognized in full as soon as identified. Losses occur when the estimated direct and indirect costs to complete the contract exceed the unrecognized revenue on the contract. We evaluate the reserve for contract losses on a contract-by-contract basis. No losses have been incurred on any contracts to date.

Contract Estimates

We estimate contract costs based on the experience of our professional researchers, the experience we have obtained in internal research efforts, and our performance on previous contracts. We believe this allows us to reasonably estimate the tasks required and the contract costs; however, there are uncertainties in estimating these costs, such as the ability to identify precisely the underlying technical issues hindering development of the technology; the ability to predict all the technical factors that may affect successful completion of the proposed tasks; and the ability to retain researchers having enough experience to complete the proposed tasks in a timely manner. Should actual costs differ materially from our estimates, we may have to adjust the timing and amount of revenue it recognizes. To date, we have mitigated the risk of failing to perform under these contracts by negotiating best efforts provisions, which do not obligate us to complete contract deliverables.

Inventories

Inventories are stated at the lower of cost or market value, with cost computed on an average-cost basis. Cost includes labor, material and overhead costs, including product and process technology costs. Determining fair market value of inventories involves numerous judgments, including projecting average selling prices and sales volumes for future periods and costs to complete products in work in process inventories. As a result of this analysis, when fair market values are below our costs, we record a charge to cost of revenue in advance of when the inventory is scrapped or sold.

We evaluate our ending inventories for excess quantities and obsolescence on a quarterly basis. This evaluation includes analysis of historical and forecasted sales quantities by product. Inventories on hand in excess of forecasted demand are written down. In addition, we write off inventories that are considered obsolete. Obsolescence is determined from several factors, including competitiveness of product offerings, market conditions and product life cycles when determining obsolescence. Increases to the provision for excess and obsolete inventory are charged to cost of revenue. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. If this lower-cost inventory is subsequently sold, the related provision is matched to the movement of related product inventory, resulting in lower costs and higher gross margins for those products.

Our inventories include high-technology parts that may be subject to rapid technological obsolescence and which are sold in a highly competitive industry. If actual product demand or selling prices are less favorable than we estimate, we may be required to take additional inventory write-downs.

Long-Lived Assets and Intangible Assets

Long-lived assets include equipment, furniture and fixtures, leasehold improvements and intangible assets. When events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable, we test for recoverability based on an estimate of undiscounted cash flows as compared to the asset’s carrying amount. If the carrying value exceeds the estimated future cash flows, the asset is considered to be impaired. The amount of impairment is measured as the difference between the carrying amount and the fair value of the impaired asset. Factors we consider important that could trigger an impairment review include continued operating losses, significant negative industry trends, significant underutilization of the assets and significant changes in the way we plan to use the assets.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination and is not subject to amortization. We evaluate goodwill for impairment on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. We operate in one reporting unit.

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposure and assessing temporary differences resulting from differing treatment of items, such as deferred revenues, for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we establish a valuation allowance or increase this allowance in a period, we will include an additional tax provision in our consolidated statement of operations.

In June 2006, the Financial Accounting Standards Board, or FASB, issued accounting guidance which provides for a two-step approach to recognize and measure uncertain tax positions. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. Whether the more-likely-than-not recognition threshold is met for a tax position is a matter of judgment based on the individual facts and circumstances of that position evaluated in light of all available evidence.

Stock-based Compensation

Stock-based compensation is measured at the date of grant, based on the fair value of the award. We amortize the compensation costs on a straight-line basis over the requisite service period of the option, which is generally the option vesting term of four years. The benefits of tax deductions in excess of recognized compensation expense must be reported as a financing cash flow, rather than as an operating cash flow. This may reduce future net cash flows from operations and increase future net financing cash flows.

We estimate the fair value of stock options granted using a Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, along with certain policy elections, including the options’ expected life and the price volatility of our underlying stock options. Actual volatility, expected lives, interest rates and forfeitures may be different from our assumptions, which would result in an actual value of the options being different from estimated. This fair value of stock option grants is amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

From time to time we also issue stock option grants to directors and employees which have a market condition. In such cases stock options will vest only if the average price of the company’s stock is at or exceeds a certain price threshold during a specific, previously defined period of time. To the extent that the market condition is not met, the options do not vest and are cancelled. In these cases, we cannot use the Black-Scholes model; we must use a binomial model. We engage a third party valuation firm to support management’s valuation of these options using Monte Carlo simulation techniques that incorporate assumptions as provided by management for the expected holding period, risk-free interest rate, stock price volatility and dividend yield. Compensation expense is recognized until such time as the market condition is either met or not met. Certain stock options granted on March 17, 2010 were classified as option grants having a market condition.

We also issue stock options which have company specific financial performance criteria. In this case, we make a determination regarding the probability of the performance criteria being achieved and use a Black-Scholes model to value the options incorporating assumptions as provided by management for the expected holding period, risk-free interest rate, stock price volatility and dividend yield. Compensation expense is recognized until such time as the performance criteria is met or not met. Certain stock options granted on October 27, 2010 were classified as option grants having a performance condition.

Expected Term—Our expected term used in the Black-Scholes valuation method represents the period that our stock options are expected to be outstanding and is derived from the historical expected terms of “guideline” companies selected based on similar industry and product focus.

Expected Volatility—Our expected volatility used in the Black-Scholes valuation method is derived from a combination of historical and implied volatility of “guideline” companies selected based on similar industry and product focus.

Expected Dividend—We have never paid dividends and currently do not intend to do so, and accordingly, the dividend yield percentage is zero for all periods.

Risk-Free Interest Rate—We base the risk-free interest rate used in the Black-Scholes valuation method on the implied yield currently available on U.S. Treasury constant maturities issued with a term equivalent to the expected term of the option.

We make an estimate of expected forfeitures and recognize compensation costs only for those equity awards expected to vest. When estimating forfeitures, we consider voluntary termination behavior as well as an analysis of actual option forfeitures.

Recent Accounting Pronouncements

In April 2010, the FASB updated its guidance related to the milestone method of revenue recognition. The update provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The updated guidance became effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted. We do not expect adoption to have a material impact on our consolidated results of operations or financial condition.

In July 2010, the FASB issued new standards which amend the receivable disclosure requirements, including the credit quality of financing receivables and the allowance for credit losses. These standards require additional disclosures that will facilitate financial statement user’s evaluation of the nature of credit risk inherent in financing receivables, how that risk is analyzed in arriving at the allowance for credit losses, and the reason for any changes in the allowance for credit losses. These new standards are required to be adopted for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of these standards will not have a material impact on our consolidated financial statements.

In December 2010, the FASB updated its guidance related to when to perform step two of the goodwill impairment test for reporting units with zero or negative carrying amounts. The updated guidance requires that for any reporting unit with a zero or negative carrying amount, and entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The updated guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. We do not expect adoption to have a material impact on our consolidated results of operations or financial condition.

In December 2010, the FASB updated its guidance related to disclosure of supplementary pro forma information for business combinations. The updated guidance requires that if comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period only. The updated guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. We will adopt the updated guidance and we do not expect adoption to have an impact on our consolidated results of operations or financial condition as the updated guidance only affects disclosures related to future business combinations.

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

The following table sets forth our consolidated results of operations for the fiscal years ended December 31, 2010 and December 31, 2009, and the year-over-year increase (decrease) in our results, expressed both in dollar amounts (thousands) and as a percentage of total revenues, except where indicated:

	Years ended December 31,
	2010		2009		Change
	(Thousands)%		(Thousands)%		(Thousands)%
Revenue
Product	$23,070	86	$11,290	76	$11,780	104
Government contract	3,806	14	4,811	32	(1,005)	(21)
Effect of change in estimated billing rates under government contracts	—	—	(1,275)	(8)	1,275	100

Total revenue	26,876	100	14,826	100	12,050	81
Cost of revenue
Product	11,629	43	5,996	40	5,633	94
Government contract	922	4	2,137	15	(1,215)	(57)

Total cost of revenue	12,551	47	8,133	55	4,418	54

Gross profit	14,325	53	6,693	45	7,632	114

Research and development expense	8,659	32	6,264	42	2,395	38
Selling, general and administrative expense	8,889	33	9,922	67	(1,033)	(10)
Restructuring expense	388	1	884	6	(496)	(56)

Total operating expenses	17,936	66	17,070	115	866	5

Loss from operations	(3,611)	(13)	(10,377)	(70)	6,766	65
Interest expense, net	(450)	(2)	(68)	0	(382)	(562)
Other income (expense), net	(248)	(1)	335	2	(583)	(174)

Loss before benefit from income taxes	(4,309)	(16)	(10,110)	(68)	5,801	57
Benefit from (provision against) income taxes	(51)	0	69	0	(120)	(174)

Net loss	$(4,360)	(16)	$(10,041)	(68)	$5,681	57

Revenue

Revenue for the periods reported was as follows (in thousands, except percentages):

	Years ended December 31,
	2010	2009
Product	$23,070	$11,290
Government contract	3,806	4,811
Effect of change in estimated billing rates under government contracts	—	(1,275)

Total revenue	$26,876	$14,826
Increase in total revenue, period over period	$12,050
Percentage increase in total revenue, period over period	81%

Revenue for the year ended December 31, 2010 was $26.9 million, an increase of $12.1 million or 81% compared with $14.8 million for the year ended December 31, 2009. Revenue increased in 2010 primarily due to sales of products related to our acquisition of ChipX in November 2009, as well as an 8% increase in revenue related to contracts with the U.S. Government. Government contract revenue was reduced in 2009 due to a change in estimated billing rates.

Gross Profit

Gross profit consists of revenue, less cost of revenue, which includes amortization of certain identified intangible assets. Cost of revenue consists primarily of the costs to manufacture saleable chips, including outsourced wafer fabrication and testing. Amortization expense of identified intangible assets, namely existing technology, is also presented within cost of revenue, as the intangible assets were determined to be directly attributable to revenue generating activities.

Cost of revenue and gross profit for the periods presented were as follows (in thousands, except percentages):

Cost of Revenue

	Years ended December 31,
	2010	2009
Product	$11,629	$5,996
Government contract	922	2,137

Total cost of revenue	$12,551	$8,133
Percentage of revenue	47%	55%
Increase in total cost of revenue period over period	$4,418
Percentage increase in total cost of revenue, period over period	54%

Gross Profit

	Years ended December 31,
	2010	% of Revenue	2009	% of Revenue
Product	$11,441	50%	$5,294	47%
Government contract	2,884	76%	1,399	40%

Total gross profit	$14,325	53%	$6,693	45%
Increase in gross profit, period over period	$7,632
Percentage increase in gross profit, period over period	114%

Gross profit for the year ended December 31, 2010 was $14.3 million, or 53% of revenue, an increase of $7.6 million or 114% as compared to a gross profit of $6.7 million, or 45% of revenue, for the year ended December 31, 2009. The increase in gross profit in 2010 from 2009 resulted primarily from a full year of revenue resulting from products acquired from ChipX in November 2009, increased gross profit related to billings on contracts to the U.S. government and a reduction in intangible amortization classified as cost of revenue. Gross profit in 2009 was reduced due to a change in estimated billing rates on government contracts. Gross profit on contracts with the U.S. Government increased in 2010 compared to 2009 as we began to charge only those direct costs related to government contracts to cost of revenue.

Research and Development Expense

Research and development expenses are expensed as incurred. Research and development costs consist primarily of employee compensation, consulting and engineering design, non-capitalized tools and equipment and equipment depreciation.

Research and development expense for the periods presented was as follows (in thousands, except percentages):

	Years ended December 31,
	2010	2009
Research and development expense	$8,659	$6,264
Percentage of revenue	32%	42%
Increase in research and development expense, period over period	$2,395
Percentage increase in research and development expense, period over period	38%

Research and development expense for the year ended December 31, 2010 was $8.7 million compared to $6.3 million for the year ended December 31, 2009, an increase of $2.4 million or 38%. The increase in research and development expense primarily resulted from an increase in payroll of $1.9 million, an increase in stock-based compensation of $0.3 million, and increased expense related to outside services of $0.2 million.

Selling, General and Administrative Expense

Selling, general and administrative expenses consist primarily of salaries and benefits for management, marketing and administration personnel, as well as fees for consultants supporting the sales, marketing and administrative functions.

Selling, general and administrative expense for the periods presented was as follows (in thousands, except percentages):

	Years ended December 31,
	2010	2009
Selling, general and administrative expense	$8,889	$9,922
Percentage of revenue	33%	67%
Decrease in selling, general and administrative expense, period over period	$(1,033)
Percentage decrease in selling, general and administrative expense, period over period	(10)%

Selling, general and administrative expense for the year ended December 31, 2010 was $8.9 million compared to $9.9 million for the year ended December 31, 2009, a decrease of $1.0 million or (10)%. This decrease is primarily due to reduced professional fees, including legal, accounting and auditing services of $1.4 million, a decrease in facility costs of $0.2 million, a decrease in the amortization of employment escrow of $0.1 million, and a decrease in investor relations costs of $0.1 million, offset by increases in payroll expense, including stock based compensation, of $0.8 million.

Restructuring Expense

Restructuring expense for the periods presented was as follows (in thousands):

	Years ended December 31,
	2010	2009
Restructuring Expense	$388	$884

In Q1 2010, we decided to close our R&D design center in Haifa, Israel which was acquired as part of the merger with ChipX in 2009. We took a restructuring charge of $388,000 to account for employee severance of $156,000, future facility rent expense of $61,000 for the remainder of the lease term through the end of fiscal 2010, a write-down of fixed assets of $121,000, and accounting and legal expenses of $50,000. At December 31, 2010, our remaining accrued restructuring liability relating to closing the design center in Israel was $34,000.

In December 2009, we adopted a plan to reduce the size of our facilities in Bothell, Washington, from approximately 32,000 square feet to approximately 12,000 square feet and took a restructuring charge of $424,000 to reflect the proportionate share of remaining lease expense we will incur for the unoccupied space of the facility and costs associated with improvements needed to segregate the facility. Of this amount, $396,000 was paid out in 2010 and the remaining $28,000 balance will be paid in 2011. The existing lease on the facility expires in 2014. Although we made available for sublease approximately 20,000 square feet, we did not receive any sublease income associated with this space prior to expiration of the reduction in space, which occurred in February 2011.

In October 2009, in anticipation of its acquisition by us, ChipX incurred severance costs of $0.4 million in connection with a reduction in its work force. We recognized this expense in our consolidated statement of operations after the acquisition date as a restructuring expense. All amounts were paid in 2009.

Other (Expense) Income

Other expense, net and interest expense, net for the periods presented were as follows (in thousands, except percentages):

	Years ended December 31,
	2010	2009
Interest expense, net	$(450)	$(68)
Other income (expense), net	(248)	335

Total other (expense) income	$(698)	$267

Interest expense, net for the year ended December 31, 2010 increased by $0.4 million primarily due to interest expense associated with our line of credit and term loan with Silicon Valley Bank, interest incurred on loans with Bridge Bank and Agility Capital during the first two quarters of fiscal 2010, and interest incurred on a capital lease for engineering design software. Other income of $0.3 million in 2009 changed by $0.6 million in 2010 to a recognized expense of $0.3 million. The expense recognized during 2010 was due primarily to the change in fair value related to warrants accounted for under liability accounting. The $0.3 million of income recognized in 2009 was primarily related to the sale of the assets of our Plexera Bioscience LLC subsidiary, including all patents and trademarks related to the Plexera business, on February 17, 2009. The assets were sold “as is” to Plexera, LLC, a newly formed company, for $0.3 million and we recorded a gain of $0.3 million. We do not expect to receive any further consideration from the sale of the Plexera assets.

Income Taxes

Provision for income taxes was approximately $51,000 in the year ended December 31, 2010, and the benefit from income taxes was $69,000 in the year ended December 31, 2009. The effective tax rate was (1.18)% and 0.68% for the years ended December 31, 2010 and 2009, respectively. Income taxes during 2010 primarily relate to ASC 740 reserves and state tax true ups. Income taxes during 2009 relate primarily to the amortization of a deferred tax liability, established upon the acquisition of our Swiss subsidiary in 2008, partially offset by current taxes payable related to a foreign subsidiary.

Liquidity and Capital Resources

Cash and cash equivalents and cash flow data for the periods presented were as follows (in thousands):

	December 31,
	2010	2009
Cash and cash equivalents	$4,502	$3,583

	Years ended December 31,
	2010	2009
Net cash used in operating activities	$(3,785)	$(4,099)
Net cash (used in) provided by investing activities	(907)	1,294
Net cash provided by (used in) financing activities	5,583	(482)

In April 2010, we entered into a loan and security agreement with Silicon Valley Bank. Pursuant to the loan and security agreement, we are entitled to borrow from Silicon Valley Bank up to $3.0 million, based on net eligible accounts receivable after an 80% advance rate and subject to limits based on our eligible accounts as determined by Silicon Valley Bank (the “Revolving Loan”). Interest on extensions of credit under the Revolving Loan is equal to the prime rate of Silicon Valley Bank, which at December 31, 2010 was 4.0% per annum, plus 1.5% per annum (the “Applicable Rate”). In addition, a monthly collateral handling fee of 0.30% per each gross financed account receivable shall apply (“Collateral Handling Fee”). If we achieve certain quarterly financial performance targets as stated in the loan and security agreement, the Applicable Rate and the Collateral Handling Fee shall be reduced to the prime rate of Silicon Valley Bank plus 1.0% per annum and 0.20%, respectively. The Revolving Loan was used by us to replace our revolving accounts receivable credit line with Bridge Bank. With the initial funding by Silicon Valley Bank of the Revolving Loan, we terminated our loan and security agreement with Bridge Bank, which is discussed below, as having been fully performed by us. The loan and security agreement also contains events of default customary for credit facilities of this type, including, among other things, nonpayment of principal or interest when due. The loan and security agreement will expire on April 23, 2012. The amount outstanding on our line of credit on December 31, 2010 was $3.0 million.

Pursuant to the loan and security agreement, Silicon Valley Bank is making available a term loan in an amount up to $400,000, subject to the satisfaction of terms and conditions of the loan and security agreement, which can be drawn down one time for the purpose of refinancing our outstanding obligations to Agility Capital. The term loan is repayable in eighteen equal monthly installments and interest is fixed at a rate per annum of 9.0%. We used the proceeds of the term loan to pay off our loan and terminate our loan agreement with Agility Capital. The amount outstanding on the term loan on December 31, 2010 was $0.2 million. The weighted average interest rate on our loans outstanding on December 31, 2010 is 5.7%. The weighted average interest rate on our loans outstanding at December 31, 2009 was 6.5%. The average monthly balance on our short-term loans during 2010 was $2.1 million and the average interest rate on these loans was 6.1%.

The loan and security agreement with Silicon Valley Bank is secured by all of our assets, including all accounts, equipment, inventory, receivables and intangibles. The loan and security agreement contains certain restrictive covenants that will impose significant operating and financial restrictions on our operations, including, but not limited to:

•

Merge or consolidate, or permit any of our subsidiaries to merge or consolidate, with or into any other business organization, or acquire, or permit any of our subsidiaries to acquire, all or substantially all of the capital stock or property of another person;

•	Create, incur, assume or be liable for any indebtedness, other than certain indebtedness permitted under the loan and security agreement; or

•	Pay any dividends or make any distribution or payment on, or redeem, retire, or repurchase, any capital stock.

In connection with the loan and security agreement, we granted Silicon Valley Bank (i) a warrant to purchase 125,000 shares of our common stock at an exercise price equal to $4.00 per share (the “Warrant”), and (ii) a warrant to purchase a second tranche of up to 100,000 shares of our common stock which shall vest 15,000 shares per month incrementally beginning September 1, 2010 (although the last monthly incremental vesting amount shall be 10,000 shares) at an exercise price equal to the closing market price on each date of vesting (the “Second Tranche Warrant”). In the event that either we close an equity investment of at least $4.0 million or we have been EBITDA positive for the preceding three months, then vesting shall cease, and all unvested shares under the Second Tranche Warrant shall lapse. In July 2010, we satisfied the requirements of closing an equity investment of at least $4.0 million and the Second Tranche Warrant expired. The Warrant includes anti-dilution provisions and “piggy-back” registration rights permitting registration in a future public offering by us. The shares underlying the Warrant were registered on a Registration Statement on Form S-1 that was declared effective by the Securities and Exchange Commission on July 2, 2010. The Warrant may either be (i) converted, on a cashless, net settlement basis, based on the fair market value as determined pursuant to the terms of the Warrant, or (ii) exercised by delivering a duly executed notice of exercise. The Warrant has a term of seven years; the fair value of the Warrant has been determined using a Black-Scholes option pricing model. The full fair value of the warrant has been classified as a non-current asset and as equity on the balance sheet and is being amortized over two years. We have recorded interest expense of $0.1 million during fiscal 2010 related to these warrants. The balance of the asset is $0.2 million as of December 31, 2010.

In November 2009, we entered into a loan and security agreement with Bridge Bank under which we could borrow up to $4.0 million, based on net eligible accounts receivable. Borrowings under the line of credit bore interest at the bank’s prime rate plus 2.50% (6.50% as of December 31, 2009), provided that in no event would the prime rate be less than 4.0%. Borrowings under the line were collateralized by a security interest in all of our assets. On April 28, 2010, we paid Bridge Bank approximately $1.6 million to fully repay our liabilities covering principal, accrued interest and various fees related to our line of credit. At this time the loan and security agreement with Bridge Bank was cancelled. At December 31, 2009 we had an outstanding balance on our line of credit of approximately $1.5 million which was offset by a loan discount of $152,000.

On January 29, 2010, we entered into a loan agreement for a secured line of credit facility (“Secured Credit Facility”) with Agility Capital, LLC (“Agility Capital”) to pay for transaction expenses incurred by us in our acquisition of ChipX. The Secured Credit Facility provided that we may borrow one advance of up to $500,000 and had a maturity date of December 1, 2010. Borrowings accrued interest at 14.0% per annum. Beginning March 1, 2010, and on the first day of each month thereafter, $50,000 plus accrued but unpaid interest was to be paid to Agility Capital, and all amounts outstanding on December 1, 2010 were due and payable at that time. In the event of a default, the interest rate will be increased to 5.0% above the rate that would otherwise apply, and in addition, Agility would receive a fee of $5,000, with an additional fee of $5,000 on each thirtieth day thereafter for so long as the event of default continues. Under the terms of the Secured Credit Facility, we paid Agility Capital a $20,000 fee. On April 28, 2010, we paid Agility Capital $0.4 million to fully repay our liabilities covering principal and accrued interest related to our short-term loan. At this time the Secured Credit Facility was cancelled.

Operating Activities

Operating activities used cash of $3.8 million in the year ended December 31, 2010. This resulted primarily from a net loss of $4.4 million, an increase in accounts receivable of $1.6 million, an increase in inventories of $0.2 million, a decrease in accounts payable and accrued expenses of $2.6 million, and a decrease in other non-current liabilities of $0.5 million. These uses were partially offset by the following non-cash expenses: depreciation and amortization of $2.4 million, stock-based compensation of $1.5 million, the change in fair value of warrants recorded as a liability of $0.1 million, amortization of a discount on a loan of $0.4 million, warrant expense recorded in equity of $0.1 million, amortization of an acquisition related payment of $0.6 million, and the write-down of certain fixed assets and inventories of $0.2 million. The net loss decreased in 2010 from 2009 as a result of an 81% increase in revenues in 2010 compared to 2009. We were also able to reduce our accounts payable and current liabilities as a result of our equity raise in the third quarter of 2010.

Operating activities used cash in the year ended December 31, 2009 of $4.1 million, a result of a net loss of $10.0 million, decreases in inventories, prepaid expenses and other current assets totaling $0.7 million, partially offset by non-cash expenses for depreciation and amortization, stock-based compensation and intangible asset impairment of $1.1 million, $0.9 million and $0.4 million, respectively, an increase of $1.4 million in accrued and other current liabilities and an increase in accounts payable of $0.8 million.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2010 was $0.9 million and consisted of purchases of fixed assets of $1.2 million offset by refunds of restricted cash of $0.3 million related to our leased facilities in Bothell, WA. We reduced our square footage in Bothell by approximately 63% resulting in lower facility rent expense which led to a reduction in required restricted cash.

Net cash provided by investing activities for the year ended December 31, 2009 was $1.3 million and primarily consisted of net cash acquired in the acquisition of ChipX of $1.7 million, the sale of assets of Plexera for $0.3 million, and refunds of restricted cash of $0.1 million, offset by purchases of property and equipment of $0.8 million.

Financing Activities

Net cash provided by financing activities was $5.6 million during the year ended December 31, 2010 and consisted of $4.1 million in proceeds from the issuance of common stock and the exercise of stock options, proceeds of $3.4 million from a line of credit and term loan from Silicon Valley Bank and Agility Capital, offset by repayments of loans to Bridge Bank, Agility Capital, and Silicon Valley Bank and the repayment of a capital lease obligation for engineering design software.

Net cash used in financing activities during the year ended December 31, 2009 was $0.5 million and consisted of $1.0 million in proceeds from the issuance of common stock and warrants, net proceeds from the line of credit of $2.1 million, offset by repayments under the line of credit and capital lease obligations of $3.5 million and $0.1 million, respectively.

We have incurred negative cash flows from operations since inception. For the years ended December 31, 2010 and 2009, we incurred net losses of $4.4 million and $10.0 million, respectively, and cash outflows from operations of $3.8 million and $4.1 million respectively. As of December 31, 2010 and 2009, we had an accumulated deficit of $73.4 million and $69.0 million, respectively. We have incurred significant losses since inception, attributable to our efforts to design and commercialize our products. We have managed our liquidity during this time through a series of cost reduction initiatives and through increasing our line of credit with Silicon Valley Bank. Our ability to continue as a going concern is dependent on many events outside of our direct control, including, among other things; obtaining additional financing either privately or through public markets and consumers’ purchasing our products in substantially higher volumes. During 2010, we raised approximately $3.9 million in additional equity capital from institutional investors which stabilized our cash position. We have used that cash to substantially reduce our outstanding accounts payable and accrued expenses balances. In addition, we have access to a line of credit with Silicon Valley Bank which enables us to borrow up to $3 million based on 80% of eligible invoiced amounts to customers. We also were close to breakeven, incurring a loss of $97,000, on an operating income basis in the fourth quarter of 2010. Additionally, our pending merger with Endwave upon closing will provide us with additional cash and equivalents which should mitigate near-term liquidity issues. Based on these events and factors we believe we can continue as a going concern for at least the next 12 months.

Off-Balance Sheet Arrangements

We do not use off-balance-sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance-sheet arrangements such as special purpose entities and research and development arrangements. Accordingly, we are not exposed to any financing or other risks that could arise if we had such relationships.

Related Party Transactions

As a result of the acquisition of ChipX on November 9, 2009, National Instruments Corporation, a former stockholder of ChipX, currently holds 1,066,265 shares of GigOptix common stock. We generated revenue of $1.6 million and $231,000 from sales to National Instruments Corporation during the years ended December 31, 2010 and 2009, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

GigOptix, Inc.

We have audited the accompanying consolidated balance sheet of GigOptix, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GigOptix, Inc. and subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/    GRANT THORNTON LLP

San Francisco, California

March 2, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of GigOptix, Inc.:

In our opinion, the consolidated balance sheet as of December 31, 2009 and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the year then ended present fairly, in all material respects, the financial position of GigOptix, Inc. and its subsidiaries at December 31, 2009, and the results of their operations and their cash flows for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 1 in the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2009, the Company has suffered recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/    PRICEWATERHOUSECOOPERS LLP

San Jose, California

March 31, 2010

GIGOPTIX, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$4,502	$3,583
Accounts receivable, net	5,366	3,750
Inventories	1,609	1,457
Prepaid and other current assets	405	816

Total current assets	11,882	9,606
Property and equipment, net	3,717	4,334
Intangible assets, net	3,861	4,716
Goodwill	7,407	7,307
Restricted cash	356	601
Other assets	653	758

Total assets	$27,876	$27,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,960	$4,376
Accrued and other current liabilities	4,823	5,403
Line of credit	2,999	1,324
Long-term debt, current portion	227	—

Total current liabilities	11,009	11,103
Pension liabilities	211	186
Other long term liabilities	1,266	2,035

Total liabilities	12,486	13,324
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.001 par value; 1,000,000 shares authorized as of December 31, 2010; no shares issued and outstanding as of December 31, 2010 and 2009	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized as of December 31, 2010; 12,210,264 and 9,289,682 shares issued and outstanding as of December 31, 2010 and 2009, respectively	12	9
Additional paid-in capital	88,553	82,814
Accumulated deficit	(73,353)	(68,993)
Accumulated other comprehensive income	178	168

Total stockholders’ equity	15,390	13,998

Total liabilities and stockholders’ equity	$27,876	$27,322

See accompanying Notes to Consolidated Financial Statements

GIGOPTIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Years ended December 31,
	2010	2009
Revenue
Product	$23,070	$11,290
Government contract	3,806	4,811
Effect of change in estimated billing rates under government contracts	—	(1,275)

Total revenue	26,876	14,826
Cost of revenue
Product	11,629	5,996
Government contract	922	2,137

Total cost of revenue	12,551	8,133

Gross profit	14,325	6,693

Research and development expense	8,659	6,264
Selling, general and administrative expense	8,889	9,922
Restructuring expense	388	884

Total operating expenses	17,936	17,070

Loss from operations	(3,611)	(10,377)
Interest expense, net	(450)	(68)
Other income (expense), net	(248)	335

Loss before income taxes	(4,309)	(10,110)
(Provision for) benefit from income taxes	(51)	69

Net loss	$(4,360)	$(10,041)

Net loss per share—basic and diluted	$(0.41)	$(1.75)
Weighted average number of shares used in per share calculations—basic and diluted	10,689	5,723

See accompanying Notes to Consolidated Financial Statements

GIGOPTIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Comprehensive Loss
	Shares	Amount
Balance at December 31, 2008	5,173,223	$5	$68,576	$(58,952)	$183	$9,812	$(7,511)

Issuance of common stock and common stock warrants for cash	430,500	—	740	—	—	740
Issuance of common stock upon exercise of options	95,340	—	81	—	—	81
Issuance of common stock in connection with acquisition of ChipX	3,540,946	4	12,389	—	—	12,393
Issuance of common stock warrants in connection with entering into a line of credit agreement	—	—	152	—	—	152
Issuance of stock to employees	49,673	—	315	—	—	315
Issuance of common stock warrants to non-employees	—	—	48	—	—	48
Stock-based compensation	—	—	513	—	—	513
Foreign currency translation adjustment	—	—	—	—	(15)	(15)	(15)
Net loss	—	—	—	(10,041)	—	(10,041)	(10,041)

Balance at December 31, 2009	9,289,682	$9	$82,814	$(68,993)	$168	$13,998	$(10,056)

Issuance of common stock for cash	2,760,000	3	3,918	—	—	3,921
Issuance of common stock upon exercise of options	148,082	—	143	—	—	143
Issuance of common stock for services	12,500		40	—	—	40
Issuance of common stock warrants in connection with entering into lines of credit and term loan agreements	—	—	205	—	—	205
Stock-based compensation	—	—	1,433	—	—	1,433
Foreign currency translation adjustment	—	—	—	—	10	10	10
Net loss	—	—	—	(4,360)	—	(4,360)	(4,360)

Balance at December 31, 2010	12,210,264	$12	$88,553	$(73,353)	$178	$15,390	$(4,350)

See accompanying Notes to Consolidated Financial Statements

GIGOPTIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2010	2009
Cash flows from operating activities:
Net Loss	$(4,360)	$(10,041)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,442	1,149
Stock-based compensation expense	1,473	876
Amortization and change in fair value of warrants	492	—
Write-down of fixed assets	121	—
Impairment of intangible assets	—	436
Amortization of discount on loan	152	—
Deferred taxes	—	(133)
Prepaid escrow compensation	600	700
Provision for bad debt	9	154
Write-down of excess and obsolete inventory	121	303
Loss (gain) on sale of assets	64	(300)
Changes in operating assets and liabilities, net of acquisitions:
Account receivable, net	(1,608)	(128)
Inventories	(246)	83
Prepaid and other current assets	51	590
Other assets	(14)	(45)
Accounts payable	(1,446)	818
Accrued and other current liabilities	(1,161)	1,439
Other non-current liabilities	(475)	—

Net cash used in operating activities	(3,785)	(4,099)

Cash flows from investing activities:
Purchases of property and equipment	(1,157)	(834)
Change in restricted cash	250	149
Proceeds from sale of assets	—	300
Net cash received in the acquisition of ChipX	—	1,679

Net cash (used in) provided by investing activities	(907)	1,294

Cash flow from financing activities:
Proceeds from issuance of common stock	4,064	973
Proceeds from line of credit	3,000	2,114
Proceeds from short term loan	400	—
Repayment of line of credit	(1,477)	(3,469)
Repayment of short term loan	(173)	—
Repayment of capital lease obligations	(231)	(100)

Net cash provided by (used in) financing activities	5,583	(482)

Effect of exchange rates on cash and cash equivalents	28	(1)

Net increase (decrease) in cash and cash equivalents	919	(3,288)
Cash and cash equivalents at beginning of the year	3,583	6,871

Cash and cash equivalents at end of year	$4,502	$3,583

Supplemental disclosure of cash flow information:
Interest paid	$442	$91

Income tax paid	$—	$46

Supplemental disclosure of non-cash investing and financing activities:
Assets acquired under capital lease	$—	$1,653

Issuance of common stock in connection with acquisition of ChipX	$—	$12,393

See accompanying Notes to Consolidated Financial Statements

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

Organization

We are a leading provider of electronic engines for the optically connected digital world and other advanced RF applications. We incorporated in March 2008 under the laws of the state of Delaware and upon completion of the merger of GigOptix LLC and Lumera Corporation (“Lumera”) on December 9, 2008, became a public reporting company on December 10, 2008. We are a successor registrant to Lumera.

Our business operations focus on the specification, design, development and sale of analog semiconductor integrated circuits, or ICs, multi-chip module solutions, or MCMs, and polymer modulators. We believe we are an industry leader in the fast growing market for electronic solutions that enable high-bandwidth optical connections found in telecommunications (“telecom”) systems, data communications (“data-com”) and storage systems, and, increasingly, in consumer electronics and computing systems.

We were formed in March 2008 in order to facilitate a combination between GigOptix LLC and Lumera. Before the combination, which was effected by two mergers, which is referred to collectively as the “Merger”, we were a wholly-owned subsidiary of Lumera, and were formed to complete the Merger. We had no operations or material assets before the Merger. As a result of the transaction set forth in the Agreement and Plan of Merger, dated as of March 27, 2008, among Lumera, GigOptix LLC, Galileo Merger Sub G, LLC and Galileo Merger Sub L, Inc., (the “Lumera Merger Agreement”) on December 9, 2008, the Merger was completed and Lumera and GigOptix LLC became our wholly owned subsidiaries and we became the successor public registrant to Lumera.

At the time of the Merger, Lumera was a developer of high performance proprietary electro-optic polymer materials and products based on these materials for various electro-optic applications and GigOptix LLC was a fabless semiconductor company specializing in the specification, design, development and sale of integrated circuits and electronic multi-chip module solutions.

Prior to the Merger, GigOptix LLC was an Idaho limited liability company, headquartered in Palo Alto, California. GigOptix LLC was the successor company of iTerra Communications LLC, or “ iTerra”, which was founded in 2000. In July 2007, as part of a reorganization plan, iTerra formed GigOptix LLC, a wholly-owned subsidiary. All of the assets and liabilities of iTerra, with the exception of the $45.8 million of debt and accrued interest due to iTerra’s primary member, were transferred to GigOptix LLC, along with all of iTerra’s operations and intellectual property.

In January 2008, GigOptix LLC acquired Helix AG, or Helix, a company based in Switzerland, which designed and sold optical receiver transmitter array products consisting of driver and receiver arrays for 4-channel and 12-channel modules running at 3Gbps to 10Gbps per channel. The acquisition of Helix enabled GigOptix LLC to expand its product offering into short reach devices and systems.

In November 2009 we acquired ChipX, Incorporated (“ChipX”), a leading independent fabless supplier specializing in analog and mixed signal custom ASICs. ChipX became our subsidiary as a result of the acquisition.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

course of business. We have incurred negative cash flows from operations since inception. For the years ended December 31, 2010 and 2009, the Company incurred net losses of $4.4 million and $10.0 million, respectively, and cash outflows from operations of $3.8 million and $4.1 million, respectively. As of December 31, 2010 and 2009, we had an accumulated deficit of $73.4 million and $69.0 million, respectively.

Our ability to continue as a going concern is dependent on many events outside of our direct control, including, among other things; obtaining additional financing either privately or through public markets and consumers’ purchasing its products in substantially higher volumes. During 2010 we raised approximately $3.9 million in additional equity capital from institutional investors which stabilized our cash position. We had a cash balance at December 31, 2010 of approximately $4.5 million. We have used some of the equity capital to substantially reduce our outstanding accounts payable and accrued expenses balances. In addition, we have access to a line of credit with Silicon Valley Bank which enables us to borrow up to $3 million based on 80% of eligible invoiced amounts to customers. During fiscal 2010 we had a net loss of $4.4 million. We also were close to breakeven in the fourth quarter of 2010, incurring a loss of $97,000, on an operating income basis. Additionally, our pending merger with Endwave will upon closing provide us with additional cash and equivalents which will mitigate any near-term liquidity issues. Based on these events and factors we believe the company can continue as a going concern for at least the next 12 months.

Reclassifications

Certain prior-year amounts in the consolidated financial statements and the notes thereto have been reclassified where necessary to conform to the current presentation. These reclassifications did not affect the prior period stockholders’ equity (deficit), net loss or net cash used in operating activities.

In connection with certain borrowings we had made from both Bridge Bank and Agility Capital, we issued warrants. Certain provisions in the warrant agreements provided for “down round” protection if we raised equity capital at a per share price which was less than the per share price of the warrants. Such down round protection requires us to classify the value of the warrants as a liability and record changes in the fair value through the statement of operations each reporting period until the warrants are either exercised or cancelled. We reclassified the fair value of these warrants from equity to non-current liabilities during the fourth quarter of 2010 and recorded expense of $87,000 as the change in value of the warrants in the fourth quarter of 2010, that should have been recorded in prior quarters of 2010. We determined the impact to the prior periods was not material.

Basis of Presentation

Our fiscal year ends on December 31. The consolidated financial statements include our accounts and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to allowances for doubtful accounts, inventory write-downs, valuation of long-lived assets, including property and equipment and identified intangible assets, valuation of deferred taxes and contingencies. In addition, we use assumptions when employing the Black-Scholes option valuation model to calculate the fair value of stock options and warrants granted; and assumptions when employing the Monte Carlo simulation to estimate the fair value of our warrant liability. We

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

base our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, when these carrying values are not readily available from other sources. Actual results could differ from these estimates.

Certain Significant Risks and Uncertainties

We operate in a dynamic industry and, accordingly, our business can be affected by a variety of factors. For example, changes in any of the following areas could have a negative effect on us in terms of our future financial position, results of operations or cash flows: a downturn in the overall semiconductor industry or communications semiconductor market; regulatory changes; fundamental changes in the technology underlying telecommunications products or incorporated in customers’ products; market acceptance of our products under development; litigation or other claims against us; the hiring, training and retention of key employees; integration of businesses acquired by us; successful and timely completion of product development efforts; and new product introductions by competitors.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and common stock warrants. We believe that the carrying amounts of the financial instruments approximate their respective fair values. When there is no readily available market data, fair value estimates may be made by us, which may not necessarily represent the amounts that could be realized in a current or future sale of these assets.

Revenue Recognition

Revenue from sales of optical modulator drivers and receivers, MCMs, and other products is recognized when persuasive evidence of a sales arrangement exists, transfer of title occurs, the sales price is fixed or determinable and collection of the resulting receivable is reasonably assured. Provisions are made for warranties at the time revenue is recorded. See Note 12—Commitments and Contingencies for further detail related to the warranty provision.

Customer purchase orders are generally used to determine the existence of an arrangement. Transfer of title and risk of ownership occur based on defined terms in customer purchase orders, and generally pass to the customer upon shipment, at which point goods are delivered to a carrier. There are no formal customer acceptance terms or further obligations, outside of our standard product warranty. We assess whether the sales price is fixed or determinable based on the payment terms associated with the transaction. Collectability is assessed based primarily on the credit worthiness of the customer as determined through ongoing credit evaluations of the customer’s financial condition, as well as consideration of the customer’s payment history.

Revenue generated from product development projects, research and development cost reimbursement contracts and cost plus fixed fee type contracts for the United States government, is recorded using the percentage of completion method measured on a cost-incurred basis. Changes in contract performance, contract conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined. Profit incentives are included in revenue when realization is assured. Losses, if any, are recognized in full as soon as identified. Losses occur when the estimated direct and indirect costs to complete the contract exceed the unrecognized revenue on the contract. We evaluate the reserve for contract losses on a contract-by-contract basis. No losses have been incurred on any contracts to date.

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the year ended December 31, 2009, we used provisional rates to bill amounts under government contracts. In March 2010, we received approved rates by the government for 2009 that were lower than those that had been used for billing purposes during each of the four quarters in fiscal 2009. As a result of the change in estimated billing rates, we recorded a reduction in revenue received under government contracts of $1.3 million and reflected such amount as a change in estimate and recorded it in the quarter ended December 31, 2009.

Unbilled accounts receivables, included as a component of accounts receivable on the balance sheet, comprises amounts of revenue recognized on contracts that we have not yet billed to a customer because the amounts were not contractually billable at the balance sheet date. We were contractually able to bill 91% of the unbilled accounts receivable balance at December 31, 2010 within 45 days of the year-end.

Valuation of Allowance for Doubtful Accounts.

We maintain an allowance for doubtful accounts for losses that we estimate will arise from our customers’ inability to make required payments for goods and services purchased from us. We make our estimates of the uncollectibility of our accounts receivable by analyzing historical bad debts, specific customer creditworthiness and current economic trends. Once an account is deemed unlikely to be fully collected, we write down the carrying value of the receivable to the estimated recoverable value, which results in a charge to general and administrative expense, which decreases our profitability.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained at various financial institutions.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and accounts receivable. We maintain cash with various financial institutions. At any time, amounts held at any single financial institution may exceed federally insured limits. We believe that the concentration of credit risk in our accounts receivable is substantially mitigated by our credit evaluation process and the relatively short collection terms. We perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed necessary but generally we require no collateral.

As of December 31, 2010, two customers accounted for 25% and 17% of total accounts receivable. As of December 31, 2009, two customers accounted for 13% and 12% of total accounts receivable. For the year ended December 31, 2010, two customers accounted for 13% and 11% of total revenue, respectively. For the year ended December 31, 2009, three customers accounted for 24%, 23% and 10% of total revenue.

Inventories

Inventories are stated at the lower of cost or market value, with cost computed on an average-cost basis. Cost includes labor, material and overhead costs, including product and process technology costs. Determining fair market value of inventories involves numerous judgments, including projecting average selling prices and sales volumes for future periods and costs to complete products in work in process inventories. As a result of this analysis, when fair market values are below costs, we record a charge to cost of revenue in advance of when the inventory is scrapped or sold.

We evaluate our ending inventories for excess quantities and obsolescence on a quarterly basis. This evaluation includes analysis of historical and forecasted sales levels by product against inventories on-hand. Inventories on-hand in excess of forecasted demand are reviewed by management to determine if a writedown is

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

required. In addition, we write-off inventories that are considered obsolete. Obsolescence is determined from several factors, including competitiveness of product offerings, market conditions and product life cycles when determining obsolescence. Excess and obsolete inventories are charged to cost of revenue and a new, lower-cost basis for that inventory is established.

Our inventories include high-technology parts that may be subject to rapid technological obsolescence and which are sold in a highly competitive industry. If actual product demand or selling prices are less favorable than forecasted amounts, we may be required to take additional inventory write-downs.

Property and Equipment

Property and equipment, including leasehold improvements, are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Leasehold improvements are depreciated over the lesser of their estimated useful lives or the remaining lease term.

Long-lived Assets

Long-lived assets include equipment, furniture and fixtures, leasehold improvements and intangible assets. When events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable, we test for recoverability by comparing the estimate of undiscounted cash flows to be generated by the assets against the assets’ carrying amount. If the carrying value exceeds the estimated future cash flows, the assets are considered to be impaired. The amount of impairment equals the difference between the carrying amount of the assets and their fair value. Factors we consider important that could trigger an impairment review include continued operating losses, significant negative industry trends, significant underutilization of the assets and significant changes in how we plan to use the assets.

Intangible assets are amortized on a straight-line basis over their estimated economic lives of three to seven years for existing technology; five to sixteen years for patents; one year for order backlog; ten years for trade name; and three to eight years for customer relationships.

Goodwill

Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net purchased tangible and intangible assets acquired and is carried at cost. Goodwill is not amortized, but is reviewed annually for impairment. We perform our annual goodwill impairment analysis in the fourth quarter of each year or more frequently if we believe indicators of impairment exist. Factors that we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to historical or projected future operating results;

•	significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition;

•	significant negative industry or economic trends; and

•	significant decline in the Company’s market capitalization.

The performance of the test involves a two-step process. The first step requires a comparison of the fair value of the reporting unit to its net book value, including goodwill. The fair value of the reporting unit is determined based on the present value of estimated future cash flows of the reporting unit. A potential

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair values of the reporting unit’s net assets, other than goodwill, and the fair value of the reporting unit, and, if the difference is less than the net book value of goodwill, an impairment charge is recorded. In the event that we determine that the value of goodwill has become impaired, we will record a charge for the amount of impairment during the fiscal quarter in which the determination is made. We operate in one reporting unit.

Restricted Cash

Restricted cash consists of $301,000 in satisfaction of the letter of credit provisions of the Company’s Bothell, Washington facility lease which has a remaining lease term of approximately 3 years and $55,000 held in an escrow account related to our facility lease in our Zurich, Switzerland facility for which it is management’s expectation to continue to renew this lease beyond the current year. Restricted cash is held in interest-bearing cash accounts and is classified as long term.

Pension Liabilities

We maintain a defined benefit pension plan covering minimum requirements according to Swiss law for our Zurich, Switzerland employees. We recognize the funded status of our defined benefit pension plan on our balance sheets and changes in the funded status are reflected in accumulated other comprehensive income.

Net periodic pension costs are calculated based upon a number of actuarial assumptions, including a discount rate for plan obligations, assumed rate of return on pension plan assets and assumed rate of compensation increases for plan employees. All of these assumptions are based upon management’s judgment, considering all known trends and uncertainties. Actual results that differ from these assumptions would impact the future expense recognition and cash funding requirements of our pension plans.

Foreign Currency

The financial position and results of operations of our foreign subsidiaries are measured using the local currency as their functional currency. Accordingly, all assets and liabilities for these subsidiaries are translated into U.S. dollars at the current exchange rates as of the respective balance sheet date. Revenue and expense items are translated at the average exchange rates prevailing during the period. Cumulative gains and losses from the translation of these subsidiaries’ financial statements are reported as a separate component of Accumulated other comprehensive income. We record foreign currency transaction gains and losses, realized and unrealized, in other income (expense), net in the consolidated statements of operations. We recorded approximately $33,000 of net transaction gains in 2010 and $35,000 of net transaction gains in 2009.

Product Warranty

Our products are generally subject to warranty, which provides for the repair, rework or replacement of products (at our option) that fail to perform within stated specification. We provide for the estimated cost to repair or replace the product at the time of sale. The warranty accrual is estimated based on historical claims and assumes that we will replace products subject to claims.

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Research and Development Expense

Research and development expenses are expensed as incurred and consist primarily of mask costs, consulting and outside services, non-capitalized tools and equipment, equipment depreciation and employee compensation, which consists of salaries, benefits and stock-based compensation.

Advertising Expense

Advertising costs are expensed as incurred. Advertising expenses, which are recorded in selling, general and administrative expenses, were approximately $32,000 and $30,000 for the years ended December 31, 2010 and 2009, respectively.

Stock-Based Compensation

Stock-based compensation expense is measured at grant date, based on the fair value of the awards ultimately expected to vest and is recognized as an expense, on a straight-line basis, over the requisite service period. We use the Black-Scholes valuation model to measure the fair value of our stock-based awards utilizing various assumptions with respect to expected holding period, risk-free interest rates, stock price volatility and dividend yield.

Forfeitures are required to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures or vesting differ from those estimates. Such revisions could have a material effect on our operating results. The assumptions we use in the valuation model are based on subjective future expectations combined with management judgment. If any of the assumptions used in the Black-Scholes model changes significantly, stock-based compensation for future awards may differ materially compared to the awards granted previously.

From time to time we also issue stock option grants to directors and employees that have a market condition. In such cases stock options will vest only if the average price of our stock is at or exceeds a certain price threshold during a specific, previously defined period of time. To the extent that the market condition is not met, the options do not vest and are cancelled. In these cases, we cannot use the Black-Scholes model; we must use another model. We engage a third party valuation firm to support management’s valuation of these options using Monte Carlo simulation techniques that incorporate assumptions as provided by management for the expected holding period, risk-free interest rate, stock price volatility and dividend yield. Compensation expense is recognized until such time as the market condition is either met or not met. Certain stock options granted on March 17, 2010 were classified as option grants having a market condition.

We also issue stock options which have company specific financial performance criteria. In this case, we make a determination regarding the probability of the performance criteria being achieved and use a Black-Scholes model to value the options incorporating assumptions as provided by management for the expected holding period, risk-free interest rate, stock price volatility and dividend yield. Compensation expense is recognized until such time as the performance criteria is met or not met. Certain stock options granted on October 27, 2010 were classified as option grants having a performance condition.

Comprehensive Loss

Comprehensive loss is comprised of two components: net loss and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under U.S. GAAP are recorded as an element of stockholders’ equity, but are excluded from net loss. Statements of comprehensive

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

loss for the years ended December 31, 2010 and 2009 have been included within the consolidated statements of stockholders’ equity. Accumulated other comprehensive income in the accompanying consolidated balance sheets includes foreign currency translation adjustments arising from the consolidation of our foreign subsidiaries. Comprehensive loss is presented net of income tax.

Warrants

Warrants issued as equity awards are recorded based on the fair value the awards at the grant date. We use the Black-Scholes valuation model to measure the fair value of our equity warrant awards utilizing various assumptions with respect to expected holding period, risk-free interest rates, stock price volatility and dividend yield.

Warrants with certain features, including down-round protection, are recorded as liability awards. These warrants are valued using a Monte Carlo simulation which requires various assumptions with respect to expected holding period, risk-free interest rates, stock price volatility and dividend yield. The warrants are recorded as a liability each reporting period, and the change in the fair value of the liability is recorded as other income or expense until the warrant is exercised or cancelled.

Net Loss per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding. The number of shares used in the computation of diluted net loss per share is the same as those used for the computation of basic net loss per share as the inclusion of dilutive securities would be anti-dilutive because we are is in a loss position for the periods presented.

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

The calculation of tax liabilities involves dealing with uncertainties in the application of complex global tax regulations. We recognize potential liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

Recent Accounting Pronouncements

In April 2010, the FASB updated its guidance related to the milestone method of revenue recognition. The update provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

all criteria to be considered substantive. The updated guidance became effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted. We do not expect adoption to have a material impact on our consolidated results of operations or financial condition.

In July 2010, the FASB issued new standards which amend the receivable disclosure requirements, including the credit quality of financing receivables and the allowance for credit losses. These standards require additional disclosures that will facilitate financial statement user’s evaluation of the nature of credit risk inherent in financing receivables, how that risk is analyzed in arriving at the allowance for credit losses, and the reason for any changes in the allowance for credit losses. These new standards are required to be adopted for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of these standards will not have a material impact on our consolidated financial statements.

In December 2010, the FASB updated its guidance related to when to perform step two of the goodwill impairment test for reporting units with zero or negative carrying amounts. The updated guidance requires that for any reporting unit with a zero or negative carrying amount, and entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The updated guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. We do not expect adoption to have a material impact on our consolidated results of operations or financial condition.

In December 2010, the FASB updated its guidance related to disclosure of supplementary pro forma information for business combinations. The updated guidance requires that if comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period only. The updated guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. We will adopt the updated guidance and we do not expect adoption to have an impact on our consolidated results of operations or financial condition as the updated guidance only affects disclosures related to future business combinations.

NOTE 2—FAIR VALUE MEASUREMENTS

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tier fair value hierarchy has been established, which prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our liabilities which are measured at fair value on a recurring basis as of December 31, 2010 and 2009 were determined using the inputs described above ($ in thousands):

		Fair Value Measurements Using
December 31, 2010:	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Classified as current liability:
Liability warrants	$522			$522

Total, December 31, 2010	$522	$0	$0	$522

December 31, 2009:
Classified as non-current liabilities:
None	$0			$0

Total, December 31, 2009	$0	$0	$0	$0

The change in the fair value of level 3 liabilities during 2010 is as follows (in thousands):

Total, December 31, 2009	$0
Grant date fair value liability warrants	384
Change in fair value, 2010:	138

Total, December 31, 2010	$522

NOTE 3—BALANCE SHEET COMPONENTS

Accounts receivable, net, consisted of the following (in thousands):

	December 31,
	2010	2009
Billed accounts receivable	$4,572	$3,591
Unbilled accounts receivable	965	321
Allowance for doubtful accounts	(171)	(162)

	$5,366	$3,750

Inventories consisted of the following (in thousands):

	December 31,
	2010	2009
Raw materials	$609	$506
Work in process	250	238
Finished goods	750	713

	$1,609	$1,457

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prepaid and other current assets consisted of the following (in thousands):

	December 31,
	2010	2009
Escrow payment related to continued employment	$—	$600
Other prepaid expenses	405	216

	$405	$816

Property and equipment, net consisted of the following (in thousands, except depreciable life):

	Depreciable Life	December 31,
		2010	2009
	(in years)
Network and laboratory equipment	3 – 5	$6,286	$4,878
Computer software and equipment	2 – 3	3,006	3,019
Furniture and fixtures	3 – 10	159	152
Office equipment	3 – 5	107	50
Leasehold improvements	1 – 5	132	81
Construction-in-progress	—	77	229

Accumulated depreciation and amortization		9,767	8,409
		(6,050)	(4,075)

Property and equipment, net		$3,717	$4,334

Depreciation expense related to property and equipment was $1.6 million and $0.3 million for the years ended December 31, 2010 and 2009, respectively.

Other assets consisted of the following (in thousands):

	December 31,
	2010	2009
Severance fund in Israel	$275	$666
Debt issuance costs	234	0
Other	144	92

	$653	$758

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued and other current liabilities consisted of the following (in thousands):

	December 31,
	2010	2009
Amounts billed to the U.S. government in excess of approved rates	$1,154	$1,275
Accrued compensation and related taxes	705	1,007
Warrants liability	522	—
Accrued warranty	143	75
Customer deposit	522	467
Capital lease obligation—current portion	239	195
Deferred revenue	568	113
Accrued legal and professional services	147	1,079
Restructuring liability-current portion	62	339
Sales tax payable	6	183
Other	755	670

	$4,823	$5,403

Other long—term liabilities consisted of the following (in thousands):

	December 31,
	2010	2009
Capital lease obligation	$952	$1,227
Severance liability in Israel	276	722
Deferred income taxes	38	—
Restructuring liability	—	86

	$1,266	$2,035

NOTE 4—NET LOSS PER SHARE

The following table sets forth the calculation of basic and diluted net loss per common share (in thousands, except per share amounts):

	December 31,
	2010	2009
Net loss	$(4,360)	$(10,041)

Shares used in computation:
Weighted average shares outstanding—basic and diluted	10,689	5,723

Net loss per share—basic and diluted	$(0.41)	$(1.75)

The following table summarizes securities outstanding which were not included in the calculation of diluted net loss per share because to do so would have been anti-dilutive:

	December 31,
	2010	2009
Stock options	6,024,201	3,085,160
Common stock warrants	2,167,703	1,940,609

Total	8,191,904	5,025,769

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5—BUSINESS COMBINATIONS

Acquisition of ChipX, Incorporated

On November 9, 2009, we completed an acquisition of 100% of the voting equity interests of ChipX, Incorporated, (“ChipX”), a privately-held fabless supplier of analog and mixed signal custom Application Specific Integrated Circuits (“ASICs”). The acquisition of ChipX provided us with a rich portfolio of intellectual property and complementary skills that have enabled us to develop new products to expand our offering to the optically connected market. Under the terms of the ChipX Transaction, ChipX stockholders received, in aggregate, 3,540,946 shares of our common stock. The net assets, including identifiable tangible and intangible assets and liabilities, including interest bearing debt of ChipX assumed by us as of the effective time of the ChipX transaction, were recorded at their respective fair values. For accounting and financial reporting purposes, fair value is defined as the price that would be received upon sale of an asset or the amount paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market participants are assumed to be buyers and sellers in the principal (most advantageous) market for the asset or liability. Additionally, fair value measurements for an asset assume the highest and best use of that asset by market participants. Use of different estimates and judgments could yield different results.

The fair values of identifiable intangible assets related to customer relationships, existing technology, trade name and order backlog were primarily determined by using an excess earnings or relief from royalty “income approach,” through which fair value is estimated based on each asset’s discounted projected net cash flows. The fair value of the acquired patents was determined by using a “market approach”, as there were no financial projections specifically related to the patents. Under the income approach, our estimates of market participant net cash flows considered historical and projected pricing, margins and expense levels; the performance of competing products where applicable; relevant industry growth drivers and factors; current and expected trends in technology and product life cycles; the time and investment that will be required to develop products and technologies; the ability to manufacture and commercialize the products; the extent and timing of potential new product introductions by our competitors; and the life of each asset’s underlying patent, if any. The net cash flows are then probability-adjusted where appropriate to consider the uncertainties associated with the underlying assumptions, as well as the risk profile of the net cash flows utilized in the valuation. The probability-adjusted future net cash flows are then discounted to present value utilizing an appropriate discount rate.

The purchase consideration for the merger in 2009 was approximately $12.4 million, which consisted of the fair value of 3.5 million shares of our common stock issued to ChipX’s stockholders, and was determined using a per share price of $3.50, which reflected the closing price of our common stock on November 9, 2009.

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The merger was accounted for using the purchase method of accounting. The total purchase price of $12.4 million was allocated to the assets acquired and liabilities assumed as follows (in thousands):

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

	$12,393

Pro Forma Financial Information (Unaudited)

The results of ChipX operations have been included in our consolidated statements of operations since its acquisition date. The revenue of ChipX since the acquisition date through December 31, 2009 that was included in our consolidated statement of operations was $2.1 million. The unaudited pro forma financial information reflected the consolidated results of operations as if the acquisition of ChipX had occurred at the beginning of each period and included the amortization of the resulting identifiable acquired intangible assets for each period presented. The unaudited pro forma financial data is provided for illustrative purposes only and is not necessarily indicative of the consolidated results of operations for future periods or that actually would have been realized had the acquisition occurred at the beginning of each of the periods presented.

Year ended December 31, 2009
(In thousands, except per share amounts)
Pro forma revenue	$30,210
Pro forma net loss	$(14,041)
Pro forma basic and diluted loss per share	$(1.60)
Weighted average number of shares used in per share calculations—basic and diluted	8,760

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of the following ($ in thousands):

	Weighted- Average Amortization Period (in years)	December 31, 2010			December 31, 2009
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Existing technology	7.0	$2,328	$(1,356)	$972	$2,328	$(1,191)	$1,137
Order backlog	0.9	459	(459)	0	459	(211)	248
Customer relationships	8.0	2,558	(478)	2,080	2,558	(173)	2,385
Trade name	10.0	577	(67)	510	577	(8)	569
Patents	6.9	457	(158)	299	457	(80)	377

Total	7.2	$6,379	$(2,518)	$3,861	$6,379	$(1,663)	$4,716

Amortization expense of intangible assets included in cost of revenue and selling, general and administrative expenses was approximately $0.4 million and $0.5 million, respectively during the year ended December 31, 2010. Amortization expense of intangible assets included in cost of revenue and selling, general and administrative expenses was approximately $0.9 million and $0.1 million, respectively, during the year ended December 31, 2009. Estimated future amortization expense related to intangible assets as of December 31, 2010 is as follows (in thousands):

Years ending December 31,	Amount
2011	$607
2012	607
2013	606
2014	532
2015	532
Thereafter	977

Total	$3,861

We perform a review of the carrying value of our intangible assets, if circumstances warrant. In our review, we compare the gross, undiscounted cash flows expected to be generated by the underlying assets against the carrying value of those assets. To the extent such cash flows do not exceed the carrying value of the underlying asset, we will record an impairment charge. In fiscal 2009, we determined that due to a sharp decline in revenue in the fourth quarter, an impairment analysis of the intangibles relating to existing technology and customer relationships acquired in the acquisition of Helix was warranted. We estimated the fair value of the intangible assets using undiscounted forecasted cash flows; this represents a Level 3 fair value measurement. The analysis indicated that the carrying of the intangible assets should be reduced to zero and, accordingly, we recorded an impairment charge to cost of revenue of $0.4 million.

In connection with the acquisition of ChipX on November 9, 2009, we recorded goodwill of $7.3 million, which was the balance at December 31, 2009. The acquisition of ChipX provided us access to new customers and markets, broadens our portfolio of products, technology and customers, and also will enable us to integrate and leverage its technology into new products and solutions for the optical interconnect market. These factors primarily contributed to a purchase price that resulted in goodwill, which is not deductible for tax purposes. During fiscal 2010, we recorded an additional $0.1 million of goodwill which resulted from an increase in recognized accrued liabilities. The balance of goodwill as of December 31, 2010 was $7.4 million.

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7—LINE OF CREDIT

On April 23, 2010, we entered into a loan and security agreement with Silicon Valley Bank. Pursuant to the loan and security agreement, we are entitled to borrow from Silicon Valley Bank up to $3.0 million, based on 80% of eligible accounts receivable subject to limits based on our eligible accounts as determined by Silicon Valley Bank (the “Revolving Loan”). Interest on extensions of credit under the Revolving Loan is equal to the prime rate of Silicon Valley Bank, which at December 31, 2010 was 4.0% per annum, plus 1.5% per annum (the “Applicable Rate”). In addition, a monthly collateral handling fee of 0.30% per each gross financed account receivable shall apply (“Collateral Handling Fee”). If we achieve certain quarterly financial performance targets as stated in the loan and security agreement, the Applicable Rate and the Collateral Handling Fee shall be reduced to the prime rate of Silicon Valley Bank plus 1.0% per annum and 0.20%, respectively. The Revolving Loan was used by us to replace our revolving accounts receivable credit line with Bridge Bank. With the initial funding by Silicon Valley Bank of the Revolving Loan, we terminated our loan and security agreement with Bridge Bank, which is discussed below, as having been fully performed by us. The loan and security agreement also contains events of default customary for credit facilities of this type, including, among other things, nonpayment of principal or interest when due. The loan and security agreement will expire on April 23, 2012. The amount outstanding on our line of credit on December 31, 2010 was $3.0 million.

Pursuant to the loan and security agreement, Silicon Valley Bank is making available a term loan in an amount up to $400,000, subject to the satisfaction of terms and conditions of the loan and security agreement, which can be drawn down one time for the purpose of refinancing our outstanding obligations to Agility Capital. The term loan is repayable in eighteen equal monthly installments and interest is fixed at a rate per annum of 9.0%. We used the proceeds of the term loan to pay off our loan and terminate our loan agreement with Agility Capital. The amount outstanding on the term loan on December 31, 2010 was $0.2 million. The weighted average interest rate on our loans outstanding on December 31, 2010 is 5.7%. The average monthly balance on our short-term loans during 2010 was $2.1 million.

The loan and security agreement with Silicon Valley Bank is secured by all of our assets, including all accounts, equipment, inventory, receivables, and intangibles. The loan and security agreement contains certain restrictive covenants that will impose significant operating and financial restrictions on our operations, including, but not limited to:

•

Merge or consolidate, or permit any of our subsidiaries to merge or consolidate, with or into any other business organization, or acquire, or permit any of our subsidiaries to acquire, all or substantially all of the capital stock or property of another person;

•	Create, incur, assume or be liable for any indebtedness, other than certain indebtedness permitted under the loan and security agreement; or

•	Pay any dividends or make any distribution or payment on, or redeem, retire, or repurchase, any capital stock.

In connection with the loan and security agreement, we granted Silicon Valley Bank (i) a warrant to purchase 125,000 shares of our common stock at an exercise price equal to $4.00 per share (the “Warrant”), and (ii) a warrant to purchase a second tranche of up to 100,000 shares of our common stock which shall vest 15,000 shares per month incrementally beginning September 1, 2010 (although the last monthly incremental vesting amount shall be 10,000 shares) at an exercise price equal to the closing market price on each date of vesting (the “Second Tranche Warrant”). In the event that either we close an equity investment of at least $4.0 million or we have been EBITDA positive for the preceding three months, then vesting shall cease, and all unvested shares under the Second Tranche Warrant shall lapse. In July 2010, we satisfied the requirements of closing an equity investment of at least $4.0 million and the Second Tranche Warrant expired. The Warrant includes anti-dilution provisions and “piggy-back” registration rights permitting registration in a future public offering by us. The

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shares underlying the Warrant were registered on a Registration Statement on Form S-1 that was declared effective by the Securities and Exchange Commission on July 2, 2010. The Warrant may either be (i) converted, on a cashless, net settlement basis, based on the fair market value as determined pursuant to the terms of the Warrant, or (ii) exercised by delivering a duly executed notice of exercise. The Warrant has a term of seven years; the fair value of the Warrant has been determined using a Black-Scholes option pricing model. The full fair value of the warrant has been classified as a non-current asset and as equity on the balance sheet and is being amortized over two years. We have recorded interest expense of $0.1 million during fiscal 2010 related to these warrants. The balance of the asset is $0.2 million as of December 31, 2010.

In November 2009, we entered into a loan and security agreement with Bridge Bank (Credit Agreement) under which we could borrow up to $4.0 million, based on net eligible accounts receivable. Borrowings under the line of credit bore interest at the bank’s prime rate plus 2.50%, provided that in no event would the prime rate be less than 4.0%. Borrowings under the line were collateralized by a security interest in all of our assets. On April 28, 2010, we paid Bridge Bank approximately $1.6 million to fully repay our liabilities covering principal, accrued interest and various fees related to our line of credit, at which time the Credit Agreement was terminated.

On January 29, 2010, we entered into a loan agreement for a secured line of credit facility (“Secured Credit Facility”) with Agility Capital, LLC (“Agility Capital”) to pay for transaction expenses incurred by us in our acquisition of ChipX. The Secured Credit Facility provided that we may borrow one advance of up to $500,000 and had a maturity date of December 1, 2010. Borrowings incurred interest at 14.0% per annum. Beginning March 1, 2010, and on the first day of each month thereafter, $50,000 plus accrued but unpaid interest was to be paid to Agility Capital, and all amounts outstanding on December 1, 2010 were due and payable at that time. In the event of a default, the interest rate will be increased to 5.0% above the rate that would otherwise apply, and in addition, Agility would receive a fee of $5,000, with an additional fee of $5,000 on each thirtieth day thereafter for so long as the event of default continues. Under the terms of the Secured Credit Facility, we paid Agility Capital a $20,000 fee. On April 28, 2010, we paid Agility Capital $0.4 million to fully repay our liabilities covering principal and accrued interest related to our short-term loan, and the Secured Credit Facility was terminated.

In connection with the Credit Agreement and the Secured Credit Facility, we issued warrants to both Bridge Bank and Agility Capital. Certain provisions in the warrant agreements provided for “down round” protection if we raised equity capital at a per share price which was less than the per share price of the warrants. Such down round protection also requires us to classify the value of the warrants as a liability on the issuance date and then record changes in the fair value through the statement of operations for each reporting period until the warrants are either exercised or cancelled. The fair value of the liability is recalculated and adjusted each quarter with the differences being charged to income. The fair value of these warrants was determined using a Monte Carlo simulation which requires the use of significant unobservable inputs to generate the fair value. As a result, these warrants would be classified as level 3 financial instruments. On July 7, 2010 we raised additional equity through an offering of 2,760,000 shares at $1.75 per share, thus triggering the down round protection and adjusting the number of warrants in each warrant agreement.

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the warrants subject to liability accounting:

Holder	Original Warrants	Adjusted Warrants	Grant Date	Expiration Date	Price per share	Grant date fair value	Fair value Dec 31, 2010	2010 change in fair value	Relates to
Bridge Bank	59,773	114,286	11/12/2009	11/12/2016	$1.75	$152,000	$240,000	$88,000	Credit Agreement
Bridge Bank	20,000	22,671	4/7/2010	7/7/2017	3.32	45,000	42,000	$(3,000)	Credit Agreement
Agility Capital	71,429	85,714	1/29/2010	1/29/2017	1.75	106,000	180,000	$74,000	Secured Credit Facility
Agility Capital	25,000	28,571	4/5/2010	4/5/2017	1.75	81,000	60,000	$(21,000)	Secured Credit Facility
Total	176,202	251,242				$384,000	$522,000	$138,000

NOTE 8—BENEFIT PLANS

In connection with the acquisition of Helix, we assumed a pension plan covering minimum requirements according to Swiss law. We have set up the occupational benefits by means of an affiliation to a collective foundation, the Swisscanto Foundation.

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

	Years ended December 31,
	2010	2009
Change in projected benefit obligation:
Beginning benefit obligation	$614	$545
Service cost	30	18
Interest cost	19	19
Plan participants’ contributions	27	28
Foreign exchange adjustments	69	12
Actuarial gain	(24)	(8)
Benefits paid	(4)	—

Ending benefit obligation	$731	$614

Change in plan assets:
Beginning fair value of plan assets	$428	$372
Employer contributions	27	28
Plan participants contributions	27	28
Foreign exchange adjustments	49	9
Expected return on plan assets	(7)	(9)
Benefits paid	(4)	—

Ending fair value of plan assets	$520	$428

Benefits paid	$(4)	$—

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the funding status as of December 31, 2010 (in thousands):

	December 31,
	2010	2009
Projected benefit obligation	$(731)	$(614)
Fair value of plan assets	520	428

Funded status of the plan at the end of the year, recorded as a long-term liability	$(211)	$(186)

The total net periodic pension cost for the year ending December 31, 2011 is expected to be approximately $43,000. The amount that will be amortized from accumulated other comprehensive income to net periodic benefit cost in 2011 is $0.

As of December 31, 2010, the total accumulated benefit obligation of $534,000 and the projected benefit obligation of $731,000 both exceeded the plan assets of $520,000. As part of other comprehensive income for 2010 we recognized an actuarial gain of $15,000 related to our defined benefit plan in Switzerland.

Assumptions

Weighted average assumptions used to determine benefit obligations as of December 31, 2010 for the plan were a discount rate at 3.00% and rate of compensation increase at 1.50% and an expected return on assets at 3.00%. The GigOptix-Helix Plan is reinsured with the Helvetia Swiss Life Insurance Company via the Swisscanto collective foundation. The expected return on assets as of December 31, 2010 and December 31, 2009 was derived as follows: Swiss pension law requires that the insurance company pay an interest rate of at least 2.0% per annum on old-age savings accounts. In addition to the mandatory rate, we expect 1.0% of surplus sharing from the insurance company.

Weighted average assumptions used to determine costs for the plan as of December 31, 2009 were a discount rate at 3.25%, rate of compensation increase at 1.50% and expected return on assets at 3.00%.

Net Periodic Benefit Cost

The net periodic benefit cost for the plan included the following components (in thousands):

	Years ended December 31,
	2010	2009
Service cost	$30	$18
Interest cost	19	19

Net periodic benefit cost	$49	$37

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

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contributions

We expect to make contributions to the plan of approximately $30,000 in the year ending December 31, 2011. Actual contributions may differ from expected contributions due to various factors, including performance of plan assets, interest rates and potential legislative changes. We are not able to estimate expected contributions beyond fiscal year 2011.

Estimated Future Benefit Payments

We do not expect to make further benefit payments through 2018. Actual benefit payments may differ from our expectations.

Israel Severance Plan liability

Under Israeli law, we are required to make severance payments to our retired or dismissed Israeli employees and Israeli employees leaving our employment in certain other circumstances. Our severance pay liability to our Israeli employees is calculated based on the salary of each employee multiplied by the number of years of such employee’s employment and is presented in our balance sheet in long-term liabilities, as if it was payable at each balance sheet date on an undiscounted basis. This liability is partially funded by the purchase of insurance policies in the name of the employees. The surrender value of the insurance policies is presented in long-term assets. Severance pay expense for the year ended December 31, 2010 was $196,000. At December 31, 2010, accrued severance liability and severance assets were $276,000 and $275,000, respectively, resulting in an unfunded portion of the severance plan of $1,000.

GigOptix 401(k) Plan

We have a 401(k) retirement plan which was adopted by GigOptix, LLC as of January 4, 2008. This plan is intended to be a qualified retirement plan under the Internal Revenue Code. It is a defined contribution as opposed to a defined benefit plan. We have not made matching contributions to employees’ accounts during fiscal 2010 or 2009 and do not plan on making any matching contributions during fiscal 2011.

NOTE 9—STOCKHOLDERS’ EQUITY

Common and Preferred Stock

In December 2008, our stockholders approved an amendment to the Certificate of Incorporation to authorize 50,000,000 shares of common stock of par value $0.001. In addition, we are authorized to issue 1,000,000 shares of undesignated preferred stock of $0.001 par value, for which the Board of Directors is authorized to fix the designation, powers, preferences and rights. As of December 31, 2010 and December 31, 2009, there were no shares of preferred stock issued or outstanding. During the third quarter of fiscal 2010, we raised additional equity by selling an additional 2,760,000 shares to the public at a per share price of $1.75 resulting in gross proceeds of $4.8 million. We had 12,210,264 shares of common stock outstanding as of December 31, 2010.

Warrants

Under the terms of the Lumera Merger Agreement, upon completion of the merger with Lumera, existing members of GigOptix LLC became the owners of approximately 50% of the outstanding securities, including equity awards and warrants, of us. In December 2008, in connection with maintaining the 50% stock ownership, we issued warrants to purchase 660,473 shares of common stock to one of the members of Gigoptix LLC, Stellar Technologies LLC, as follows: 51,278 shares at $17.54 per share; 55,050 shares at $29.27 per share; 128,736 shares at $39.20 per share; 16,391 shares at $70.47 per share; 181,318 shares at $59.92 per share; 22,500 shares

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

at $24.00 per share; and 205,200 shares at $6.08 per share. Such warrants are immediately exercisable at the date of grant and without any exchange of consideration. In addition, we issued additional warrants to purchase 79,800 shares of common stock to our executives. The warrants are immediately exercisable at the date of grant at an exercise price of $6.08 per share. The warrants expire on July 16, 2013. The estimated fair value of these warrants was approximately $39,000, determined at the date of grant, using the following assumptions: risk free interest rate of 1.55%, volatility of 75%, contractual life of five years, and dividend yield of zero. The fair value of these warrants was expensed within stock-based compensation expense in fiscal year 2008 with corresponding equity classification. As of December 31, 2010, all of these warrants remained outstanding.

In December 2008, we issued 361,866 shares of common stock and 217,120 warrants to purchase common stock to a private investor for consideration of $1.0 million. The warrants are immediately exercisable at the date of grant at an exercise price of $4.87 per share, subject to adjustment upon certain events. The warrants expire on December 4, 2011. The estimated fair value of the warrants was approximately $69,000, determined as the date of grant, using the following assumptions: risk free interest rate of 1.11%, volatility of 75%, contractual life of three years, and dividend yield of zero. We assessed the classification of the warrants in accordance with accounting guidance on derivative financial instruments, and determined that, due to their terms, they qualify for equity classification. As of December 31, 2010, 217,120 of these warrants remained outstanding.

In November 2009, we issued 25,000 warrants to purchase common stock to an investor relations advisor with an exercise price of $1.75 per share. The warrants have a five – year life from the date of issuance. The estimated fair value of these warrants was approximately $48,000, determined at the date of grant, using the following assumptions: risk free interest rate of 1.55%, volatility of 75%, contractual life of five years, and dividend yield of zero. The fair value of these warrants was expensed within sales, general and administrative expense in fiscal year 2009 with corresponding equity classification. As of December 31, 2010, all of these warrants remained outstanding.

In December 2009, we completed a private equity offering (the “Offering”) of units pursuant to securities purchase agreements by and between us and the purchasers listed therein. Pursuant to the Offering, we issued a total of 392,500 shares of common stock, $0.001 par value per share and 392,500 warrants to purchase shares of common stock at an exercise price of $2.50 per share, exercisable commencing six months from the closing date of the Offering and terminating four years from the closing date of the Offering. The total gross proceeds we received from this Offering was $785,000. 162,500 shares and 162,500 warrants purchased by certain investors in this Offering were granted piggyback registration rights and preemptive rights with respect to certain future offerings of equity securities by us. These preemptive rights terminate in the event we conduct a follow-on public offering which occurred on July 1, 2010, and the shares underlying the securities were registered on a Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on July 2, 2010. In addition, we incurred legal expenses of $19,000 and compensated Sandgrain Securities Inc., as placement agent (the “Placement Agent”), for assisting in the sale of the units by paying them commissions in the amount of $26,000, and issuing them 13,000 shares of common stock and warrants to purchase 13,000 shares of our common stock exercisable at $2.50 per share, exercisable commencing six months from the closing date of the Offering and terminating four years from the closing date of the Offering. The securities issued to the Placement Agent also have piggyback registration rights and preemptive rights with respect to certain future offerings of equity securities by us. These preemptive rights terminate in the event we conduct a follow-on public offering which occurred on July 1, 2010, and the shares underlying the securities were registered on a Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on July 2, 2010.

In connection with obtaining a line of credit in November 2009 as described in Note 7—Line of Credit, we issued warrants to purchase 59,773 shares of our common stock with an exercise price of $3.35 per share. In addition, as partial consideration for the waiver of certain events of default that arose under the line of credit, we

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

issued a warrant dated April 7, 2010 to purchase 20,000 shares of our common stock with an exercise price of $3.65 per share. These warrants have a seven-year life from the date of issuance, and, as of December 31, 2010, all of these warrants remain outstanding. The fair value of the warrants issued was determined using a Monte Carlo simulation which requires the use of significant unobservable inputs to generate the fair value. As a result, these warrants would be classified as level 3 financial instruments. See Note 7—Line of Credit.

In connection with obtaining a line of credit that was terminated in 2009, we issued 4,125 warrants to purchase common stock with an exercise price of $0.73 per share. The warrants have a ten-year life from the date of issuance. As of December 31, 2010, these warrants were outstanding. The fair value of the warrants issued was insignificant.

In connection with the merger with Lumera, we issued warrants to purchase approximately 488,818 shares of common stock with exercise price range from $6.08 to $70.40. The estimated fair value of the warrants was determined as of December 9, 2008, the date the merger was completed, using the following assumptions: risk free interest rate of 1.61%, volatility of 75%, contractual life of five years, and dividend yield of zero. The fair value of the warrants was $173,000 and was included in the Lumera purchase price consideration. As of December 31, 2010, all of these warrants remained outstanding.

On January 29, 2010, in connection with a secured line of credit facility (Secured Credit Facility) with Agility Capital, LLC (Agility Capital) to pay for transaction expenses incurred by us in our acquisition of ChipX, we issued a warrant for the purchase of 71,429 shares of our common stock. The warrant may either be (i) converted, on a cashless, net settlement basis, based on the fair market value as determined pursuant to the terms of the warrant, or (ii) exercised at a price per share equal to the lower of $2.10 or the price paid in the next offering or issuance of the Company’s common stock, if such offering occurs by April 29, 2010. Events of default under our loan agreement with Agility Capital arose in March 2010 that Agility Capital agreed to waive. As partial consideration for the waiver, we issued an additional warrant dated April 5, 2010 for the purchase of 25,000 shares of our common stock with an exercise price of $2.00 per share. These warrants have a term of seven years, and as of December 31, 2010, all of these warrants remain outstanding. The fair value of the warrants issued was determined using a Monte Carlo simulation which requires the use of significant unobservable inputs to generate the fair value. As a result, these warrants would be classified as level 3 financial instruments. See Note 7—Line of Credit.

On April 23, 2010, in connection with a loan and security agreement with Silicon Valley Bank, we granted Silicon Valley Bank (i) a warrant to purchase 125,000 shares of our common stock at an exercise price equal to $4.00 per share (the “Warrant”), and (ii) a warrant to purchase a second tranche of up to 100,000 shares of our common stock which shall vest 15,000 shares per month incrementally beginning September 1, 2010 (although the last monthly incremental vesting amount shall be 10,000 shares) at an exercise price equal to the closing market price on each date of vesting (the “Second Tranche Warrant”). In the event that either we close an equity investment of at least $4.0 million or we have been EBITDA positive for the preceding three months, then vesting shall cease, and all unvested shares under the Second Tranche Warrant shall lapse. In July 2010, we satisfied the requirements of closing an equity investment of at least $4.0 million and the Second Tranche Warrant expired. The Warrant includes anti-dilution provisions and “piggy-back” registration rights permitting registration in a future public offering by us. The shares underlying the Warrant were registered on a Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on July 2, 2010. The Warrant may either be (i) converted, on a cashless, net settlement basis, based on the fair market value as determined pursuant to the terms of the Warrant, or (ii) exercised by delivering a duly executed notice of exercise. The Warrant has a term of seven years; the fair value of the Warrant has been determined using a Black-Scholes option pricing model. The Warrant has a fair value of $357,000 and is being amortized over a two year period. We recorded expense of $123,000 during the year ended December 31, 2010.

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010, we had a total of 2,167,703 warrants to purchase common stock outstanding under all warrant arrangements. Many of the warrants have anti-dilution provisions which adjust the number of warrants available to the holder such as, but not limited to, stock dividends, stock splits, and certain reclassifications, exchanges, combinations or substitutions. These provisions are specific to each warrant agreement.

Equity Incentive Plan

As of December 31, 2010, there were 6,024,201 options and 4,125 warrants outstanding under all stock option plans. As of December 31, 2009, there were 3,085,160 options and 4,125 warrants outstanding under all stock option plans.

2007 Equity Incentive Plan

In August 2007, GigOptix LLC adopted the GigOptix LLC Equity Incentive Plan, or the “2007 Plan”. The 2007 Plan provided for grants of options to purchase membership units, membership awards and restricted membership units to employees, officers and non-employee directors, and upon the completion of the merger with Lumera were converted into grants of up to 632,500 shares of stock. Vesting periods are determined by our Board of Directors and generally provide for stock options to vest over a four-year period and expire ten years from date of grant. Vesting for certain shares of restricted stock are contingent upon both service and performance criteria. The 2007 Plan was terminated upon the completion of merger with Lumera on December 9, 2008 and the remaining 864 stock options not granted under the 2007 Plan were cancelled. No shares of our common stock remain available for issuance of new grants under the 2007 Plan other than for satisfying exercises of stock options granted under this plan prior to its termination. As of December 31, 2010, no shares of common stock have been reserved for issuance for new grants under the 2007 Plan and options to purchase a total of 453,432 shares of common stock and 4,125 warrants to purchase common stock were outstanding.

2008 Equity Incentive Plan

In December 2008, we adopted the 2008 Equity Incentive Plan, or the “2008 Plan”, for directors, employees, consultants and advisors to us or our affiliates. Under the 2008 Plan, 2,500,000 shares of common stock were reserved for issuance upon the completion of merger with Lumera on December 9, 2008. On January 1 of each year, starting in 2009, the aggregate number of shares reserved for issuance under the 2008 Plan increase automatically by the lesser of (i) 5% of the number of shares of common stock outstanding as of our immediately preceding fiscal year, or (ii) a number of shares determined by the Board of Directors. The maximum number of common stock to be granted is up to 21,000,000 shares. Forfeited options or awards generally become available for future awards. As of December 31, 2010, 9,223,166 shares have been authorized for future issuance, and 3,628,992 shares are available for future grants.

Awards under the 2008 Plan may be granted through June 30, 2018. Under the 2008 Plan, the exercise price of (i) an award is at least 100% of the stock’s fair market value on the date of grant, and (ii) an ISO granted to a 10% stockholder is at least 110% of the stock’s fair market value on the date of grant. Vesting periods for awards are determined by the CEO and generally provide for stock options to vest over a four-year period and have a maximum life of ten years from the date of grant. As of December 31, 2010, there were 5,418,446 options to purchase common stock outstanding and 3,628,992 options were available for issuance under the 2008 Plan.

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lumera 2000 and 2004 Stock Option Plan

In December 2008, in connection with the merger with Lumera, we assumed the existing Lumera 2000 Equity Incentive Plan, and the Lumera 2004 Stock Option Plan (the “Lumera Plan”). All unvested options granted under the Lumera Plan were assumed by us as part of the merger. All contractual terms of the assumed options remain the same, except for the converted number of shares and exercise price based on merger conversion ratio of 0.125. As of December 31, 2010, no additional options can be granted under the Lumera Plan and options to purchase a total of 152,323 shares of common stock were outstanding. including employee stock options, restricted stock units and employee stock purchase rights based on their estimated fair values. The fair value of equity-based awards is amortized on a straight-line basis over the requisite service period of the award which is generally the vesting period.

Stock-Based Compensation Expense

We grant stock-based compensation awards under our 2008 Equity Incentive Plan. We have outstanding grants under our prior plans, but no further grants can be made under those prior plans.

The following table summarizes our employee-related stock-based compensation expense for fiscal years 2010 and 2009:

	December 31,
	2010	2009
Cost of revenue	$12	$10
Research and development expense	545	246
Selling, general and administrative expense	916	620

	$1,473	$876

Management estimates expected forfeitures and it records compensation expense only for those equity awards expected to vest. When estimating forfeitures, we consider voluntary termination behavior as well as an analysis of actual option forfeitures.

As of December 31, 2010, the total compensation cost related to unvested stock options under our equity compensation plan, but not yet recognized, was approximately $3.6 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 3.2 years.

Determining Fair Value

We estimate the fair value of stock options granted using a Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, including the options’ expected life and the price volatility of our underlying stock options. Actual volatility, expected lives, interest rates and forfeitures may be different than our assumptions, which would result in an actual value of the options being different than estimated. This fair value of stock option grants is amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period.

From time to time we also issue stock option grants to directors and employees that have a market condition. In such cases stock options will vest only if the average price of our stock is at or exceeds a certain price threshold during a specific, previously defined period of time. To the extent that the market condition is not met, the options do not vest and are cancelled. In these cases, we cannot use the Black-Scholes model; we must

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

use a binomial model. We engage a third party valuation firm to support management’s valuation of these options using Monte Carlo simulation techniques that incorporate assumptions as provided by management for the expected holding period, risk-free interest rate, stock price volatility and dividend yield. Compensation expense is recognized until such time as the market condition is either met or not met. Certain stock options granted on March 17, 2010 were classified as option grants having a market condition.

We also issue stock options which have company specific financial performance criteria. In this case, we make a determination regarding the probability of the performance criteria being achieved and use a Black-Scholes model to value the options incorporating assumptions as provided by management for the expected holding period, risk-free interest rate, stock price volatility and dividend yield. Compensation expense is recognized until such time as the performance criteria is met or not met. Certain stock options granted on October 27, 2010 were classified as option grants having a performance condition.

The fair value of our stock options granted to employees was estimated using the following weighted-average assumptions:

	December 31,
	2010	2009
Expected term	6.25 years	5 years
Expected volatility	75%	75%
Expected dividends	—	—
Risk-free interest rate	1.79% – 3.65%	1.90%
Weighted-average fair value	$1.32	$1.51

Expected Term—The Company’s expected term used in the Black-Scholes valuation method represents the period that our stock options are expected to be outstanding and is derived from the historical expected terms of “guideline” companies selected based on similar industry and product focus.

Expected Volatility—Our expected volatility used in the Black-Scholes valuation method is derived from a combination of historical and implied volatility of “guideline” companies selected based on similar industry and product focus. Forfeitures are estimated at the time of grant and are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Expected Dividend—We have never paid dividends and currently does not intend to do so, and accordingly, the dividend yield percentage is zero for all periods.

Risk-Free Interest Rate—We base the risk-free interest rate used in the Black-Scholes valuation method on the implied yield currently available on U.S. Treasury constant maturities issued with a term equivalent to the expected term of the option.

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Activity

The following is a summary of option activity for our equity incentive plans:

	Years Ended December 31,
	2010				2009
	Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term, in Years	Aggregate Intrinsic Value, in Thousands	Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term, in Years	Aggregate Intrinsic Value, in Thousands
Outstanding, beginning of year	3,085,160	$3.58			2,827,470	$3.91
Granted	3,666,162	$2.10			602,495	$2.40
Exercised	(148,664)	$0.97			(95,340)	$0.85
Forfeited/Expired	(578,457)	$5.03			(249,465)	$5.37

Balance, end of year	6,024,201	$2.61	8.66	$6,018	3,085,160	$3.58	8.38	$2,753

Exercisable, end of year	1,670,813	$4.02	7.32	$2,545	1,204,487	$6.21	7.67	$1,213

Vested and expected to vest as of December 31, 2010	5,899,043	$2.63	8.64	$5,852

The following table summarizes information about options granted and outstanding under our equity incentive plans as of December 31, 2010:

	Options Outstanding			Options Exercisable
	Number of Shares Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Exercisable	Weighted- Average Exercise Price
$0.73 – $1.10	2,206,960	7.70	$1.01	1,418,898	$0.97
$1.90 – $4.00	3,664,918	9.37	$2.22	117,051	$3.11
$7.84 – $18.16	30,892	6.05	$17.18	17,676	$16.77
$24.56 – $57.44	114,515	5.25	$37.20	110,272	$37.31
$80.00 – $80.00	6,916	.74	$80.00	6,916	$80.00

$0.73 – $80.00	6,024,201	8.66	$2.61	1,670,813	$4.02

The aggregate intrinsic value of options outstanding and exercisable based on the fair value of the underlying stock options as of December 31, 2010 was approximately $6.0 million and $2.5 million, respectively. The aggregate intrinsic value reflects the difference between the exercise price of the underlying stock options and our closing stock price of $2.75 as of December 31, 2010. The weighted average remaining contractual term of options exercisable as of December 31, 2010 was approximately 7.43 years.

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of shares of restricted stock activity for the Company’s equity incentive plans:

	Years Ended December 31,
	2010		2009
Shares of Restricted Stock	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of year	—	$—	54,629	$9.66
Granted	—	$—	—	$—
Vested	—	$—	(49,673)	$9.66
Forfeited/Expired	—	$—	(4,956)	$9.66

Unvested, end of year	—	$—	—	$—

The fair value of our shares of restricted stock is calculated based upon the fair market value of our underlying stock at the date of grant. As of December 31, 2010 and December 31, 2009, there was no unrecognized compensation cost related to unvested shares of restricted stock. As of December 31, 2010, we had no shares of unvested restricted stock outstanding.

NOTE 10—INCOME TAXES

The components of loss before provision for income taxes are as follows (in thousands):

	Years ended December 31,
	2010	2009
United States	$(2,911)	$(9,478)
International	(1,398)	(632)

Loss before income taxes	$(4,309)	$(10,110)

Components of (provision for) benefit from income taxes are as follows (in thousands):

	Years ended December 31,
	2010	2009
Current
United States	$(38)	$—
International	3	(64)
State	(16)	—

Total	(51)	(64)

Deferred
United States	—	—
International	—	133

Total	—	133

Benefit from (provision for) from income taxes	$(51)	$69

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Benefit from (provision for) income taxes differs from the amount computed by applying the statutory United States federal income tax rate to loss before taxes as follows:

	Years ended December 31,
	2010	2009
Income tax benefit at the federal statutory rate	34.00%	34.00%
Foreign tax benefit	(0.81)%	0.68%
State tax net of federal benefit	(0.37)%	—
Losses not benefited	(34.00)%	(34.00)%

Effective tax rate	(1.18)%	0.68%

The components of the net deferred tax assets and liabilities are as follows:

	December 31,
	2010	2009
Deferred tax assets
Net operating losses	$15,966	$13,609
Tax Credits	1,868	120
Accruals and reserves	1,075	1,636
Property and equipment	181	1,557
Other	180	216

Total deferred tax assets	19,270	17,138
Valuation allowance	(18,557)	(15,677)

Net deferred tax assets	713	1,461
Deferred tax liabilities
Intangible assets	(713)	(1,461)

Total deferred tax liabilities	(713)	(1,461)

Net deferred tax liabilities	$—	$—

We provided a full valuation allowance on deferred tax assets in excess of deferred tax liabilities. Because of our limited operating history and cumulative losses, management believes it is more likely than not that the remaining deferred tax asset will not be realized. All U.S. deferred tax assets have a full valuation allowance at December 31, 2010.

We have approximately $34 million of federal net operating losses carryforwards at December 31, 2010. The net operating losses begin to expire in 2027. We have approximately $10 million of state net operating loss carryforwards at December 31, 2010. The net operating losses begin to expire in 2018. Utilization of a portion of the net operating losses and credit carryforwards are subject to an annual limitation due to the ownership change provision of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. We also have approximately $16 million of net operating loss carryforwards in Israel related to our acquisition of ChipX. These losses in that jurisdiction can be carried forward indefinitely.

Our unrecognized tax benefits at December 31, 2010 relate to various domestic and foreign jurisdictions. As of December 31, 2010, we had total gross unrecognized tax benefits of $1.6 million, which if recognized would not affect the effective tax rate. As of December 31, 2010, the amount of long-term income taxes payable for

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

unrecognized tax benefits, including accrued interest, was $38,000. We do not anticipate any significant changes to our unrecognized tax benefits within the next 12 months.

A reconciliation of the December 31, 2009 through December 31, 2010 amount of unrecognized tax benefits is as follows: (in thousands)

Total
Balance at December 31, 2009	$—
Increases related to current year tax positions	1,644
Increases related to prior year tax positions	—
Decreases related to prior year tax positions	—
Expiration of the statute of limitations for the assessment of taxes	—

Balance at December 31, 2010	$1,644

We have adopted the accounting policy that interest recognized in accordance with Paragraph 15 of FIN 48 and penalty recognized in accordance with Paragraph 16 of FIN 48 are classified as part of our income taxes and would not affect the FIN 48 rate amount. In 2010, we recorded $0 of such interest and penalty expense and as of December 31, 2010, the balance of such accrued interest and penalty was $0.

We file U.S. federal, U.S. state and foreign tax returns. Our major tax jurisdictions are the U.S., California, Switzerland, Israel and the UK. Our fiscal years through 2010 remain subject to examination by the tax authorities for U.S. federal, state, and foreign tax purposes.

NOTE 11—SEGMENT AND GEOGRAPHIC INFORMATION

We have determined that we operate as a single operating and reportable segment. The following tables reflect the results of our reportable segment consistent with the management system used by our chief operating decision maker.

The following tables summarizes revenue by geographic region (in thousands)

	December 31,
	2010	2009
North America	$13,580	$7,324
Asia	6,723	3,507
Europe	6,442	3,957
South America	131	38

	$26,876	$14,826

We determine geographic location of our revenue based upon the destination of shipment of our products.

During fiscal year 2010, the United States and Japan accounted for 50% and 12% of revenue, respectively. During fiscal year 2009, the United States, Italy and Hong Kong accounted for 49%, 22% and 11% of revenue, respectively. No other countries accounted for more than 10% of our consolidated revenue during the periods presented.

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes long-lived assets by country (in thousands):

	December 31,
	2010	2009
United States	$3,001	$3,679
Switzerland	716	322
Israel	—	333

	$3,717	$4,334

Long-lived assets, comprising property and equipment, are reported based on the location of the assets at end of each fiscal year.

NOTE 12—COMMITMENTS AND CONTINGENCIES

Commitments

Leases

We lease our domestic and foreign sales offices under non-cancelable operating leases. These leases contain various expiration dates and renewal options. In January 2009, the Company renewed its lease for its office facility located at Palo Alto, California. The new lease term will expire in December 2013. The Company also leases certain software licenses under operating leases. Total facilities rent expense for 2010 and 2009 was $0.6 million and $0.7 million, respectively.

Aggregate non-cancelable future minimum lease payments under capital and operating leases are as follows (in thousands):

Years ending December 31,	Capital Leases	Operating Leases
2011	$401	$818
2012	400	641
2013	400	572
2014	406	53
2015	0	—

Total minimum lease payments	1,607	$2,084

Less: Amount representing interest	(416)

Total capital lease obligations	1,191
Less: Current portion	(239)

Long-term portion of capital lease obligations	$952

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The gross and net book value of property and equipment purchased under capital lease was as follows (in thousands):

	December 31,
	2010	2009
Computer Software:
Acquired cost	$1,653	$1,653
Accumulated amortization	(388)	(48)

Net book value	$1,265	$1,605

The amortization of computer software acquired under capital lease is included in depreciation expense.

Contingencies

Tax Contingencies

Our income tax calculations are based on application of the respective U.S. Federal, state or foreign tax law. Our tax filings, however, are subject to audit by the respective tax authorities. Accordingly, we recognize tax liabilities based upon our estimate of whether, and the extent to which, additional taxes will be due.

Legal Contingencies

From time to time, we may become involved in legal proceedings, claims and litigation arising in the ordinary course of business. When we believe a loss is probable and can be reasonably estimated, we accrue the estimated loss in our consolidated financial statements. Where the outcome of these matters is not determinable, we do not make a provision in our financial statements until the loss, if any, is probable and can be reasonable estimated or the outcome becomes known. We believe that there are currently no claims or legal actions that would, in management’s judgment based on information currently available, have a material adverse effect on GigOptix’ results of operations, financial condition or cash flows.

In or about November 2008, an entity named DBSI Inc., which at the time was the beneficial owner of membership units in a predecessor of ours, and which in December 2008 converted into 1,715,161 shares of our common stock (all of which are now held by the DBSI Liquidating Trust), filed for bankruptcy in the United States Bankruptcy Court for the District of Delaware (Case No. 08-12687 (PJW)). We understand that an affiliate of the DBSI Liquidating Trust, the DBSI Estate Litigation Trust, is currently evaluating claims that it may assert against a number of entities, including GigOptix and/or its predecessors and affiliates. In November 2010, we entered tolling agreements, which expire March 7, 2011, with the trustee of the DBSI Estate Litigation Trust to allow the parties to continue discussions in an attempt to avoid litigation. Our management has engaged in discussions with the trustee regarding whether the DBSI Estate Litigation Trust has any claims against us, and intends to vigorously defend any claims made against us.

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Product Warranties

Our products typically carry a standard warranty period of one year. The table below summarizes the movement in the warranty accrual, which is included as a component of accrued and other current liabilities, for the years ended December 31, 2010 and 2009 (in thousands):

	Year ended December 31,
	2010	2009
Beginning balance	$75	$120
Accrual for warranties issued during the year	68	50
Settlements made (in cash or in kind)	—	(95)

Ending balance	$143	$75

NOTE 13—RESTRUCTURING

Restructuring expense for the periods presented was as follows (in thousands):

	Years ended December 31,
	2010	2009
Restructuring expense	$388	$884

The following is a summary of our restructuring plans activity:

	ChipX Severance	Bothell Excess Space	Israel Restructuring
			Severance	Facilities	Equipment Write-down	Legal and Accounting	Israel Subtotal	Grand Total
Balance, December 31, 2008	$—	$—	$—	$—	$—	$—	$—	$—
Charges	460	424	—	—	—	—	—	884
Uses	(460)	—	—	—	—	—	—	(460)

Balance, December 31, 2009	—	$424	$—	$—	$—	$—	$—	$424
Charges	—	—	156	61	121	50	388	388
Uses	—	(396)	(135)	(61)	(121)	(37)	(354)	(750)

Balance, December 31, 2010	$—	$28	$21	$—	$—	$13	$34	$62

During the three months ended December 31, 2010, we reduced by $40,000 our previous estimate of Israel severance expense.

During the three months ended April 4, 2010, we decided to close our R&D design center in Haifa, Israel which was acquired as part of the merger with ChipX in 2009. We took a restructuring charge of $388,000 to account for employee severance of $156,000, future facility rent expense of $61,000 for the remainder of the lease term through the end of fiscal 2010, a write-down of fixed assets of $121,000, and accounting and legal expenses of $50,000. We paid out $354,000 during 2010 in connection with the Israel restructuring.

In December 2009, the Company adopted a plan to reduce the size of its facilities in Bothell, Washington. The Company reduced the amount of square footage it occupies from approximately 32,000 square feet to approximately 12,000 square feet and took a restructuring charge of $424,000 to reflect the proportionate share of remaining lease expense it will incur for the unoccupied space of the facility and costs associated with

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

improvements needed to segregate the facility. The existing lease on the facility expires on March 31, 2014. Although the Company has made available for sub-lease approximately 20,000 square feet, it did not receive any sublease income associated with this space prior to a negotiated reduction in space, which occurred on February 1, 2011. The company paid out $396,000 related to unoccupied space in Bothell during 2010.

In October 2009, in anticipation of its acquisition by us, ChipX incurred severance costs of $0.4 million in connection with a reduction in its work force. We recognized this expense in its consolidated statement of operations after the acquisition date as a restructuring expense. All amounts were paid prior to December 31, 2009.

NOTE 14—RELATED PARTY TRANSACTIONS

As a result of the acquisition of ChipX on November 9, 2009, National Instruments Corporation, a former stockholder of ChipX, currently holds 1,066,265 shares of our common stock. Since the date of the acquisition, we generated revenue of $1.6 million and $231,000 from sales to National Instruments Corporation during the years ended December 31, 2010 and 2009, respectively.

NOTE 15—SUBSEQUENT EVENTS

On February 4, 2011, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Endwave Corporation (“Endwave”) pursuant to which a wholly-owned subsidiary of ours will, subject to the satisfaction or waiver of the conditions therein, merge with and into Endwave, the result of which the separate corporate existence of the wholly-owned subsidiary shall cease and Endwave will be the successor or surviving corporation of the merger (the “Merger”) and our wholly-owned subsidiary. Under the terms of the merger agreement, all outstanding shares of Endwave common stock, including those issuable upon settlement of outstanding restricted stock units, and outstanding in-the-money Endwave stock options, will be converted into shares of GigOptix common stock such that immediately after the merger, such shares represent approximately 42.5% of all outstanding GigOptix common stock. Based on the number of shares of Endwave and GigOptix common stock outstanding as of January 31, 2011, approximately 9.1 million shares of GigOptix common stock will be issued to holders of Endwave common stock, registered stock units and stock options. On February 3, 2011, the Board approved the establishment of a $500,000 retention bonus pool to be payable to our employees who are still so employed 15 days after the closing of the Merger. The Board has delegated to the Compensation Committee to approve the amounts that each officer and employee of ours is eligible to receive as part of such retention bonus pool, and such determination, including who will be an eligible participant in such retention bonus pool, has not yet been made, although it is anticipated that the named executive officers will be eligible participants. As of February 25, 2011, we have incurred accounting and banking fees of approximately $290,000 related to the Endwave transaction.

On February 25, 2011, Agility Capital net share exercised both of the warrants issued to it. See Note 7—Line of Credit and Note 9—Stockholders’ Equity.

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. In light of the material weakness set forth below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of that date. Notwithstanding the material weakness described below, our management performed additional analyses, reconciliations and other post-closing procedures and has concluded that our consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that we have the following material weaknesses in our internal control over financial reporting as of December 31, 2010:

•

We did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with their financial reporting requirements. This deficiency resulted in multiple audit adjustments. Accordingly, we have determined this control deficiency constitutes a material weakness.

•

We did not maintain effective policies, procedures and controls surrounding the financial reporting processes. Specifically, policies, procedures and controls were not documented, designed or in place to ensure that:

•	all journal entries, both recurring and non-recurring, were reviewed and approved; and

•	monthly closing checklists were used consistently and thoroughly to ensure all financial reporting procedures and controls have been performed.

Management previously determined that we had the following material weakness in our internal control over financial reporting as of December 31, 2009:

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

Based on the above described material weaknesses, our management, including our CEO and CFO has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2010 based on the criteria established in Internal Control—Integrated Framework issued by the COSO.

As a smaller reporting company, pursuant to the rules of the SEC, this Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm.

Implemented or Planned Remedial Actions in response to the Material Weaknesses

In response to the material weaknesses discussed above, we plan to implement a formal accounting close and financial statement review process and make the changes necessary to improve our internal control over financial reporting, including the specific definition of the roles and responsibilities of each functional group within the organization and reporting structure, as well as the appropriate policies and procedures to improve the overall internal control over financial reporting.

We have summarized below the remediation measures that we have implemented in response to the material weakness discussed above:

•

during 2010 we hired a Chief Financial Officer and a Corporate Controller, who we believe have the knowledge, experience and training in the application of U.S. generally accepted accounting principles commensurate with our financial reporting requirements, and although that Chief Financial Officer resigned from our company effective February 1, 2011, we expect to hire a new Chief Financial Officer in connection with the anticipated merger with Endwave Corporation.

•

we instituted certain accounting close policies and procedures such that during the course of our fiscal 2010 audit it was noted that account analyses, account summaries and account reconciliations were accurate, complete and reviewed by a person with the relevant knowledge and authority.

During 2011 we expect to acquire Endwave Corporation through a merger. Upon completion of merger we will reevaluate the following remediation measures that we plan to implement in response to the material weakness discussed above:

•

We will evaluate the current number and technical capabilities of our accounting staff and make the necessary increases in personnel and improvements in technical capabilities to improve our financial reporting.

•	We will evaluate our business process controls with the intent to automate many of the currently manual processes through increased use of our enterprise resource planning (ERP) system. In addition,

we have planned an upgrade and companywide integration of our ERP system, which is expected to begin subsequent to the merger.

•

It is likely that we will have a market capitalization on July 1, 2011 that will require us to implement internal control policies and procedures throughout the Company that fully meet the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and related SEC and PCAOB rules and regulations during fiscal year 2011. As such, we will invest resources in the documentation, testing, and remediation of control deficiencies in order to remediate our current material weaknesses described above.

•

We will educate and train our employees both within and outside of the finance function on existing and new policies and procedures and will require enhanced communications between finance and operations personnel through formalized inter-departmental information exchange on a recurring basis, in a continual effort to improve internal control over financial reporting.

In an effort to remediate our material weaknesses as discussed above and to improve our internal control over financial reporting, we plan to devote significant resources which will be reviewed and periodically updated as appropriate to ensure they are sufficient.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described above in the section, “Implemented or Planned Remedial Actions in Response to the Material Weaknesses”.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The table below sets forth information regarding the members of our board of directors and non-director executive officers as of March 2, 2011. Our certificate of incorporation divides the board of directors into three classes with overlapping three-year terms. One class is elected each year at the annual meeting of stockholders, and the classes are to be as nearly equal in number as possible. Each director shall hold office until his or her successor is duly qualified. Our board of directors and executive officers is as follows:

Name	Age	Position	Director Since
Dr. Avi Katz	52	Chairman of the Board of Directors, Chief Executive Officer and President	2008
Jeffrey Parsons	51	Acting Chief Financial Officer
Andrea Betti-Berutto	46	Senior Vice President and Chief Technical Officer
Julie Tipton	47	Senior Vice President of Operations
Kimberly D.C. Trapp	52	Director	2008
Neil J. Miotto	64	Director	2008
C. James Judson	66	Director	2008
Frank Schneider	69	Director	2010

Dr. Avi Katz has served as Chief Executive Officer, President, and Chairman of the board of directors of GigOptix LLC and GigOptix, Inc. since he co-founded GigOptix LLC in May 2007 and GigOptix, Inc. in September 2007, to facilitate the merger of GigOptix LLC and Lumera Corporation in December 2008, at which point they both became subsidiaries of GigOptix, Inc. Since the merger, he has served as the chairman of the board, the Chief Executive Officer, and President of GigOptix, Inc. Dr. Katz also served as a board member, Chief Executive Officer and President of iTerra Communications LLC, the predecessor to GigOptix LLC, from April 2007 until October 2007. Dr. Katz also serves as the Chairman of the board of directors of GigOptix-Helix AG and GigOptix Israel Ltd., all wholly owned subsidiaries of GigOptix, Inc. From April 2006 to April 2007, he was the Corporate Development executive with Symphony Services Corp., and a Managing Partner and Chairman of APU-Global, a technology consulting company, which he founded in 2005. Dr. Katz was the Chief Executive Officer, President and a board member of Intransa, Inc., a provider of storage area network (SAN) over the IP systems, from 2003 to 2005, and was the Chief Executive Officer, President and a board member of Equator Technologies, Inc., a fabless semiconductor company, from 2000 to 2003. He holds numerous U.S. and international patents, has published about 300 technical papers and is the editor of a number of technical books. Dr. Katz received his Ph.D. in materials engineering and a B.S. in engineering from Technion-IIT, Israel, and is a graduate of the Israeli Naval Academy. As our co-founder, and the CEO since our inception, Dr. Katz has the benefit of understanding our complete history. This background, together with his extensive executive experience and exceptional technical skills, make Dr. Katz uniquely qualified to serve on our board of directors.

Jeffrey Parsons has served as our Acting Chief Financial Officer since February 2011. Mr. Parsons had previously served as our corporate controller since February, 2010 where he was responsible for accounting, reporting and cash management matters. During the five year period prior to working with us, Mr. Parsons was self-employed serving as an independent consultant for numerous technology companies, including Turin Networks, Inc., MDC Vacuum Products, LLC, Bookham, Inc., Marvell Technology Group, Ltd. and Mercury Interactive Corp. providing various services including (i) support of year-end closing and audit matters related to inventory valuation, consolidations, foreign currency translation, and intangible impairment analysis, (ii) FAS 123 valuations in support of financial restatements, (iii) due diligence and analysis related to acquisitions and (iv) financial planning and budgeting services. Mr. Parsons received his M.S. degree in industrial administration from Carnegie-Mellon University and his B.A. degree in economics from Vanderbilt University.

Andrea Betti-Berutto is our Senior Vice President and Chief Technical Officer and has served as our Chief Technical Officer since the inception of GigOptix LLC in May 2007. Mr. Betti-Berutto was a co-founder of GigOptix LLC’s predecessor company, iTerra Communications, LLC, where he served in a variety of capacities from 2000 until July 2007. He also co-founded GigOptix LLC in May 2007. He has more than 20 years of experience in the design of Integrated Circuits (IC) and multichip modules for microwave, millimeter-wave, and RF applications. He is the author of several publications in technical journals in the area of power amplifiers, high-speed ICs, and broadband design for lightwave applications. Mr. Betti-Berutto received his M.S. in electrical engineering from the University of Rome “La Sapienza”.

Julie Tipton serves as our Senior Vice President of Operations since March 2010 following her tenure as our Vice President of Marketing since the inception of GigOptix LLC. Previously, Ms. Tipton held numerous management positions at NXP Semiconductors and its predecessor, Philips Semiconductors, predominantly developing and marketing IC solutions for the consumer and mobile telephony segments from September 1985 until June 2007. She was most recently General Manager for Mobile Wireless LAN product line responsible for P&L. Her other positions at the company included Director of Operations for Business Line Connectivity, General Manager of Networking ASICs product line, Vice President and General Manager of Digital Video Interactive product line, Business Development Manager for Consumer ICs North America, and International Product Marketing Manager for Teletext ICs. Ms. Tipton received her B.S. in physics with electronics from the University of Kent at Canterbury and a Diploma in marketing from Chartered Institute of Marketing, both in England.

Kimberly D.C. Trapp has served on our board of directors since December 2008. She previously served as a director of Lumera Corporation from October 2006 and a director of GigOptix LLC from October 2007 until the merger of the two companies in December 2008. From February 2003, she has been an Industry Liaison Officer for the Center of Optical Technologies at Lehigh University, which advances the research and application of optical and electro-optic technologies. The Center has more than 45 industry liaison members and joint partners, has obtained more than $95 million in funding from 2001 through 2010, and in 2007 opened The Smith Family Laboratory for Optical Technologies. Prior to joining Lehigh University, Ms. Trapp spent 23 years in the telecommunications industry, her last position being Director of Marketing Operations for the Agere Systems Optotectronics Business and was responsible for business operations, customer marketing, technical product support, product engineering, and program management of the optoelectronic business and product portfolio. Since 2010, she has been a member of the Cedar Crest College Board of Associates and a member of The Swain School Technology Committee. Ms. Trapp received her B.S. in chemistry from Purdue University, her M.S. in inorganic chemistry from Fairleigh Dickinson University, and has completed an M.B.A. program. From her more than 30 years in the industry, Ms. Trapp brings a tremendous amount of technical expertise, especially in the area of optical and electro-optic technologies, that we believe makes her well qualified to sit on our board of directors.

Neil J. Miotto has served on our board of directors since December 2008. He is a retired assurance partner of KPMG LLP, where he was a partner for twenty-seven years until his retirement in September 2006. While at KPMG, Mr. Miotto also served as an SEC reviewing partner. He is a member of American Institute of Certified Public Accountants. He holds a B.A. in business administration from Baruch College, of The City University of New York. Mr. Miotto is a member of the Board of Directors of Micrel Inc., where he serves on the Audit Committee and Nominating/Corporate Governance Committee. Mr. Miotto brings extensive financial risk assessment and financial reporting experience to our board of directors. We believe that Mr. Miotto’s extensive experience with public companies and financial accounting matters makes him well qualified to be on our board of directors.

C. James Judson has served on our board of directors since December 2008. Until the merger with Lumera Corporation and GigOptix LLC in December 2008, Mr. Judson had served as a director of Lumera Corporation since August 2004 and as chairman of its board of directors since March 2007. In 1995, Mr. Judson co-founded Eagle River Investments, LLC, a Kirkland-based venture capital fund focused on communications. From 1975 through 2010, Mr. Judson was a business law partner at Davis Wright Tremaine in Seattle, Washington. Mr. Judson has a B.A. from Stanford University in economics and an L.L.B. from Stanford Law School. Mr. Judson currently serves as a director of Garrett and Ring Management Inc., Port Blakely Tree Farms, L.P., The Joshua Green

Corporation, Sonata Capital, Airbiquity, Welco Lumber, Eden Rock Communications, Opanga and TSK America Co., Ltd. We believe Mr. Judson is well qualified to be on our board of directors due to his leadership skills as evidenced by his significant entrepreneurial expertise, his extensive board memberships and more than 40 years of corporate legal practice providing representation to both large and small companies.

Frank Schneider joined our board of directors in June 2010. From October 2003 to January 2006, Mr. Schneider served as President and Chief Executive Officer of ION Systems, Inc., a privately-held manufacturer of electrostatic management systems. In January 2006, ION Systems was acquired by MKS Instruments, Inc., where Mr. Schneider served as Vice President and General Manager until his retirement in 2009. Prior to these roles, Mr. Schneider was the President and Chief Executive Officer of GHz Technology, Inc., until its merger with Advanced Power Technology, Inc. Subsequent to the merger, Mr. Schneider served as the Chief Operating Officer for the Radio Frequency business unit of that company. Mr. Schneider also serves on the board of directors of Micrel, Incorporated where he serves as a member of the Audit Committee and as chairman of the Compensation Committee, and has served as a member of the advisory board of Neomagic, Inc. and held various management and executive positions with Sharp Electronics Corporation, Philips Semiconductor and Corning Electronics. Mr. Schneider serves as a member of the Compensation Committee of our board of directors. He holds a B.S. in electrical engineering from West Virginia University and an M.B.A. from Northwestern University’s Kellogg School of Business. We believe Mr. Schneider is well qualified to serve on our board of directors due to his leadership skills and industry experience, which he has demonstrated through more than 40 years of management and experience in the semiconductor, electronic component and systems industries.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 furnished to us and written representations that no other reports were required, we believe that each of our directors, executive officers and beneficial owners of greater than 10% of our common stock complied during fiscal year 2010 with the reporting requirements of Section 16(a) of the Exchange Act, except for:

•	One Form 4 filed late in connection with the grant of stock options on March 17, 2010 to Joseph J. Vallner; and

•	One Form 4 filed late in connection with the acquisition of common stock on July 30, 2010 by Dr. Avi Katz.

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

GigOptix, Inc.

2300 Geng Road, Suite 250

Palo Alto, California 94304

Attn: Investor Relations

Audit Committee

We have a separately designated standing Audit Committee, which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee is comprised of not less than three nor more than four directors, each of whom is independent as determined by the board of directors and as defined by Rule 10A-3(b)(1) under the Exchange Act. The current independent members of our board serving on the Audit Committee are Mr. Miotto (who serves as chairman of the committee, and is designated the “audit committee financial expert” under SEC rules), Mr. Judson and Ms. Trapp.

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

The table below sets forth the compensation earned by our Chief Executive Officer and our two other most highly compensated executive officers for the fiscal years ended December 31, 2010 and 2009 whose compensation exceeded $100,000. These individuals are collectively referred to as our named executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Option Awards (1)	All Other Compensation	Total
	(b)	(c)	(d)	(f)	(i)	(j)
Dr. Avi Katz	2010	$300,000	$42,000	$1,065,382	$883	$1,408,265
Chairman of the Board of Directors, Chief Executive Officer and President	2009	$326,190	$115,000	$328,064	$912	$770,166

Andrea Betti-Berutto	2010	$187,000	$—	$382,546	$299	$569,845
Senior Vice President and Chief Technology Officer	2009	$203,076	$25,000	$103,682	$312	$332,070

Ron Shelton (2)	2010	$205,700	$—	$233,582	$269	$439,551
Senior Vice President and Chief Financial Officer	2009	$15,032	$—	$	$23	$15,055

(1)	The amounts in column (f) represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 9-Stockholders’ Equity, to our audited financial statements for the fiscal year ended December 31, 2010 included in this Form 10-K.
(2)	Ron Shelton, our former Chief Financial Officer, resigned from the company as of February 1, 2011.

Narrative Disclosure to Summary Compensation Table

The Summary Compensation Table sets forth the aggregate compensation earned by each of our named executive officers in 2010 and 2009.

The components of executive compensation consist of salary, annual cash bonuses and equity grants. Annual cash bonuses are awarded in the discretion of the Compensation Committee of the board of directors after a review and evaluation of each executive officer’s performance during the year. Equity grants generally consist of stock options, but in the past warrants have also been issued, and are intended to serve as long-term compensation. The Compensation Committee may also authorize special compensation awards in the form of cash or equity grants to recognize extraordinary efforts or results.

Equity awards are generally granted pursuant to the GigOptix, Inc. 2008 Equity Incentive Plan. Equity grants to our executive officers generally vest as to 25% of the underlying award on the one-year anniversary of the grant date and monthly thereafter for a period of three years. However, certain equity awards to our executive officers vest in accordance with certain performance goals being achieved, as discussed in more detail below in the vesting schedules for such equity awards. In the case of stock options and warrants, the exercise price is set at 100% of the fair market value of the underlying common stock on the date of grant.

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

Outstanding Equity Awards at Fiscal Year-End (2010)

	Option Awards
Name and Principal Position	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Dr. Avi Katz Chairman of the Board of Directors, Chief Executive Officer and President	8/1/07	27,500	—	$0.73	8/1/17
	8/1/07	6,875	—	$0.73	8/1/17
	8/1/07	10,312	—	$0.73	8/1/17
	8/1/07	137,500	—	$0.73	8/1/17
	11/6/08	37,048	—	$6.08	7/16/13
	12/17/08	290,669	290,669	$1.10	12/17/18
	3/19/09	34,022	43,742	$0.95	3/19/19
	11/9/09	25,235	67,941	$3.50	11/9/19
	11/9/09	9,973	26,851	$3.50	11/9/19
	3/17/10	—	12,695	$1.95	3/17/20
	3/17/10	—	190,305	$1.95	3/17/20
	3/17/10	—	121,100	$1.95	3/17/20
	3/17/10	—	122,100	$1.95	3/17/20
	3/17/10	—	56,800	$1.95	3/17/20
	10/27/10	—	348,344	$2.40	10/27/20

Andrea Betti-Berutto Senior Vice President and Chief Technology Officer	8/1/07	44,412	—	$0.73	8/1/17
	8/1/07	68,200	—	$0.73	8/1/17
	11/6/08	22,900	—	$6.08	7/16/13
	12/17/08	119,457	119,456	$1.10	12/17/18
	3/19/09	15,761	20,264	$0.95	3/19/19
	11/9/09	10,295	27,716	$3.50	11/9/19
	3/17/10	—	61,500	$1.95	3/17/20
	3/17/10	—	40,000	$1.95	3/17/20
	3/17/10	—	43,000	$1.95	3/17/20
	3/17/10	—	17,500	$1.95	3/17/20
	10/27/10	—	139,554	$2.40	10/27/20

Ron Shelton Senior Vice President and Chief Financial Officer (1)	3/17/10	—	100,000	$1.95	5/5/11
	3/17/10	—	20,000	$1.95	5/5/11
	3/17/10	—	20,000	$1.95	5/5/11
	3/17/10	—	17,000	$1.95	5/5/11
	10/27/10	—	36,744	$2.40	5/5/11

(1)	Ron Shelton, our former Chief Financial Officer, resigned from the company as of February 1, 2011.

Grant Date	Vesting Schedule for Dr. Katz
10/27/10	The vesting of 116,115 shares of the grant of 348,344 stock options is subject to our meeting certain financial goals for the first two quarters of 2011, and if these goals are met, then 29,029 shares of the underlying award will vest on July 27, 2011, and an additional 87,086 shares will vest on a monthly basis thereafter over a 39 month period, and if these goals are not met, 116,115 shares of the underlying award will be cancelled; in addition and irrespective of our meeting these certain financial goals, 58,057 shares of the underlying award will vest on October 27, 2011, and the remaining 174,172 shares of the stock options will vest on a monthly basis thereafter over a 36 month period.

3/17/10	The grant of 203,000 stock options vests as to 25% of the underlying award on the first anniversary of the grant date and as to 1/36 of the remaining options every month thereafter for three years. An additional 121,100 options will vest on April 1, 2011 if the average closing price of the Company’s common stock during March 2011 is equal to or greater than $2.50; if not, then these options will be cancelled; an additional 122,100 options will vest on April 1, 2012 if the average closing price of the Company’s common stock during March 2012 is equal to or greater than $3.50; if not, then these options will be cancelled; and an additional 56,800 options will vest on April 1, 2013 if the average closing price of the Company’s common stock during March 2013 is equal to or greater than $5.00; if not, then these options will be cancelled.

11/9/2009	The grant of 93,176 stock options vested as to 25% of the underlying award on the first anniversary of the grant date and as to 1/36 of the underlying award every month thereafter for three years. The grant of 36,824 stock options vested as to 25% of the underlying award on the first anniversary of the grant date and as to 1/36 of the underlying award every month thereafter for three years.

3/19/2009	The grant of 77,764 stock options vested as to 25% of the underlying award on the first anniversary of the grant date and as to 1/36 of the underlying award every month thereafter for three years.

12/17/2008	Grant of 581,338 stock options vests as to 25% of the underlying award on the one year anniversary of the grant date and as to 1/36 of the underlying award every month thereafter for three years.

11/6/2008	Warrant to purchase 37,048 shares was fully vested as of the grant date.

8/1/2007	The grant of 137,500 stock options vested as to 25% of the underlying award on the first anniversary of the grant date and as to 1/36 of the underlying award every month thereafter for three years, and then 50% of the unvested options were fully vested upon the closing of the GigOptix LLC merger with Lumera Corporation and the other 50% will be vested on 12/31/2009. The grant of 10,313 stock options, which was to vest upon the schedule closing of a financing event, fully vested upon the closing of the GigOptix LLC merger with Lumera Corporation. The grants of 27,500 stock options and 6,875 stock options were fully vested on the grant date.

Grant Date	Vesting Schedule for Mr. Betti-Berutto
10/27/10	The vesting of 46,518 shares of the grant of 139,554 stock options is subject to our meeting certain financial goals for the first two quarters of 2011, and if these goals are met, then 11,630 shares of the underlying award will vest on July 27, 2011, and an additional 34,888 shares will vest on a monthly basis thereafter over a 39 month period, and if these goals are not met, 46,518 shares of the underlying award will be cancelled; in addition and irrespective of our meeting these certain financial goals, 23,259 shares of the underlying award will vest on October 27, 2011, and the remaining 69,777 shares of the stock options will vest on a monthly basis thereafter over a 36 month period.

3/17/10	The grant of 61,500 stock options vests as to 25% of the underlying award on the first anniversary of the grant date and as to 1/36 of the remaining options every month thereafter for three years. An additional 40,000 options will vest on April 1, 2011 if the average closing price of the Company’s common stock during March 2011 is equal to or greater than $2.50; if not, then these options will be cancelled; an additional 43,000 options will vest on April 1, 2012 if the average closing price of the Company’s common stock during March 2012 is equal to or greater than $3.50; if not, then these options will be cancelled; and an additional 17,500 options will vest on April 1, 2013 if the average closing price of the Company’s common stock during March 2013 is equal to or greater than $5.00; if not, then these options will be cancelled.

11/9/2009	The grant of 38,011 stock options vests as to 25% of the underlying award on the one year anniversary of the grant date and as to 1/36 of the underlying award every month thereafter for three years.

3/19/2009	The grant of 36,025 stock options vests as to 25% of the underlying award on the one year anniversary of the grant date and as to 1/36 of the underlying award every month thereafter for three years.

12/16/2008	The grant of 238,913 stock options vests as to 25% of the underlying award on the one year anniversary of the grant date and as to 1/36 of the underlying award every month thereafter for three years.

11/6/2008	Warrant to purchase 22,900 shares was fully vested as of the grant date.

8/1/2007	The grant of 68,200 stock options vested as to 25% of the underlying award on the first anniversary of the grant date and as to 1/36 of the underlying award every month thereafter for three years, and then 50% of the unvested option were fully vested upon the closing of the GigOptix LLC merger with Lumera Corporation and the other 50% will be vested on 12/31/2009. The grant of 44,412 stock options was fully vested on the grant date.

Grant Date	Vesting Schedule for Mr. Shelton
10/27/10	The vesting of 12,248 shares of the grant of 36,744 stock options is subject to our meeting certain financial goals for the first two quarters of 2011, and if these goals are met, then 3,062 shares of the underlying award will vest on July 27, 2011, and an additional 9,186 shares will vest on a monthly basis thereafter over a 39 month period, and if these goals are not met, 116,115 shares of the underlying award will be cancelled; in addition and irrespective of our meeting these certain financial goals, 6,124 shares of the underlying award will vest on October 27, 2011, and the remaining 18,372 shares of the stock options will vest on a monthly basis thereafter over a 36 month period.

3/17/10	The grant of 100,000 stock options vests as to 25% of the underlying award on the first anniversary of the grant date and as to 1/36 of the remaining options every month thereafter for three years. An additional 20,000 options will vest on April 1, 2011 if the average closing price of the Company’s common stock during March 2011 is equal to or greater than $2.50; if not, then these options will be cancelled; an additional 20,000 options will vest on April 1, 2012 if the average closing price of the Company’s common stock during March 2012 is equal to or greater than $3.50; if not, then these options will be cancelled; and an additional 17,000 options will vest on April 1, 2013 if the average closing price of the Company’s common stock during March 2013 is equal to or greater than $5.00; if not, then these options will be cancelled.

Employment Arrangements with Named Executive Officers

We do not have deferred compensation plans, pension plans or other similar arrangements or plans for our executive officers, except a tax-qualified 401(k) Plan, which is available generally to all of our employees.

On February 3, 2011, we entered into a new employment agreement with Dr. Katz, our Chief Executive Officer. The term of the agreement is through December 31, 2014, and it establishes his annual salary, bonuses and eligibility for health benefits, among other provisions. The agreement also provides for severance payments under certain circumstances. In the event that he terminates his employment by reason of death or disability, Dr. Katz (or his estate) is entitled to his annual bonus (pro rata based on amount of time employed), six months of continued salary and continued health benefits (or the cash value in the case of death). If Dr. Katz is terminated without cause (as defined in the agreement) or terminates his employment for good reason (as defined in the agreement), he is entitled to his annual bonus (pro rata based on amount of time employed), six months of continued salary, a lump sum equal to 18 months of his salary, vesting of 75% of his outstanding unvested equity awards and continued health benefits. In the event of termination in connection with a change in control (as defined in the agreement), Dr. Katz is be entitled to his annual bonus (pro rata based on amount of time employed), three years of his annual salary and bonus, vesting of all of his outstanding unvested equity awards and continued health benefits.

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

Director Compensation

The following table sets forth the compensation earned for services performed for us as a director by each member of our board of directors, other than any directors who are also our named executive officers, during the fiscal year ended December 31, 2010.

2010 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
C. James Judson	—	$64,683	$64,683
Kimberly D.C. Trapp	—	$59,086	$59,086
Neil J. Miotto	—	$64,683	$64,683
Frank Schneider		$117,036	$117,036
Dr. Joseph J. Vallner (2)	—	$22,387	$22,387

(1)	The amounts represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 9-Stockholders’ Equity , to our audited financial statements for the fiscal year ended December 31, 2010 included in this Annual Report on Form 10-K.
(2)	Dr. Joseph J. Vallner resigned as a member of our board of directors effective June 7, 2010.

As of December 31, 2010, each director held option awards as follows:

Name	Aggregate Number of Shares Underlying Stock Options (#)
C. James Judson	113,125
Kimberly D.C. Trapp	97,001
Neil J. Miotto	106,000
Frank Schneider	65,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our common stock as of February 25, 2011 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our named executive officers and directors; and

•	all our executive officers and current directors, as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Applicable percentages are based on 12,288,216 shares of our common stock outstanding as of February 25, 2011, adjusted as required by such rules. As provided by such rules, shares of our common stock issuable pursuant to options to purchase or other rights to acquire shares of common stock that are exercisable within 60 days of February 25, 2011 are deemed to be both beneficially owned by the person holding such options and outstanding for the purpose of computing ownership of such person, but are not treated as outstanding for the purpose of computing the ownership of any other person. Except as indicated by footnote, to our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The information contained in the following table is not necessarily indicative of beneficial ownership for any other purpose and the inclusion of any shares in the table does not constitute an admission of beneficial ownership of those shares.

	Beneficial Ownership of Our Common Stock as of February 25, 2011 Common Stock (1)
	Shares	Percent of Class
5% Stockholders
DBSI Liquidating Trust (2)	2,375,634	19.33%
National Instruments Corporation (3)	1,066,270	8.68%
Named Executive Officers and Directors
Dr. Avi Katz (4)	840,772	6.40%
Andrea Betti-Berutto (4)	363,759	2.88%
Ron Shelton (4)	—	—
C. James Judson (4)	140,885	1.15%
Kimberly D.C. Trapp (4)	61,959	*
Frank Schneider (4)	32,500	*
Neil J. Miotto (4)	64,385	*
All current directors and executive officers as a group (8 persons)	1,678,665	12.02%

*	Represents less than 1% of our outstanding common stock.
(1)	Unless otherwise indicated, each person’s address is c/o GigOptix, Inc., 2300 Geng Road, Suite 250, Palo Alto, California 94304.
(2)

According to a Schedule 13G filed with the SEC on November 4, 2010, Conrad Myers, Liquidating Trustee (the “Trustee”) of the DBSI Liquidating Trust (the “Trust”), is acting under the terms and conditions of the DBSI Liquidating Trust Agreement and Declaration of Trust dated October 29, 2010, by and among DBSI Consolidated Debtors, as substantively consolidated debtors and debtors in possession under the “Second Amended Joint Chapter 11 Plan of Liquidation filed by the Chapter 11 Trustee and the Official Committee of Unsecured Creditors” (the “Plan of Liquidation”), confirmed by Order dated October 29, 2010 in the

Chapter 11 Cases In re DBSI, Inc. et al., Case No. 08-12687 (PJW), the United States Bankruptcy Court, District of Delaware. Pursuant to the Plan of Liquidation, the Trust now holds 972,612 shares of our common stock formerly held by Stellar Technologies LLC, an Idaho limited liability company, warrants with respect to 660,473 shares of our common stock formerly held by Stellar Technologies LLC, and 742,549 shares of our common stock formerly held by iTerra Communications LLC, an Idaho limited liability company. The Trustee disclaims beneficial ownership of such shares and warrants. The address for the Trust and the Trustee is 6327 SW Capitol Hwy, PMB 221, Portland, Oregon 97239.

(3)	The information as to National Instruments Corporation is derived from a Schedule 13D filed with the SEC on November 19, 2009.
(4)	Includes options to purchase shares of common stock exercisable within 60 days of February 25, 2011 as follows: 71,510 for Mr. Judson; 61,959 for Ms. Trapp; 64,385 for Mr. Miotto, 15,000 for Mr. Schneider; 783,924 for Dr. Katz; and 340,859 for Mr. Betti-Berutto. Also includes warrants to purchase shares of common stock exercisable within 60 days of February 25, 2011 as follows: 22,900 for Mr. Betti-Berutto and 37,048 for Dr. Katz. Mr. Shelton, our former Chief Financial Officer who resigned from the company effective as of February 1, 2011, does not hold any options to purchase shares of our common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

The board of directors has determined that Mr. Judson, Mr. Miotto, Mr. Frank Schneider and Ms. Trapp are “independent” directors.

We use the independence standards set forth by Rule 5605(a)(2) of the Nasdaq Listing Rules. In reviewing the independence of our directors against these standards, we consider relationships and transactions between each director and members of the director’s family with us and our affiliates. Each member of the two standing committees of our board of directors, the Audit Committee and the Compensation Committee, is independent as defined by Rule 5605(a)(2) of the Nasdaq Listing Rules, and each member of the Audit Committee is also independent as defined by Rule 10A-3(b)(1) under the Securities and Exchange Act. We do not have a separately designated nominating committee. Directors are nominated by the independent directors of the board of directors.

Certain Relationships And Related Transactions

As a result of the acquisition of ChipX on November 9, 2009, National Instruments Corporation, a former stockholder of ChipX, currently holds 1,066,265 shares of our common stock or 8.7% of our common stock. We generated revenue of $1.6 million and $231,000 from sales to National Instruments Corporation during the years ended December 31, 2010 and 2009, respectively.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed by our principal accountant for auditing and other services provide to GigOptix for the fiscal years 2010 and 2009.

	Grant Thornton, LLP	PricewaterhouseCoopers LLP
	2010	2010	2009
Audit Fees (1)	$499,900	$365,500	$846,000
Audit-Related Fees (2)	$—	$—	$100,000
Tax Fees (3)	$—	$—	$25,000
All Other Fees	$—	$—	$—

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

(2)	Audit related fees are related to due diligence services rendered by PricewaterhouseCoopers LLP in connection with our acquisition of ChipX.
(3)	Fees for tax services relate to tax return preparation and other compliance services.

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

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee pre-approves all audit services and all permitted non-audit services by the independent registered public accounting firm. The Audit Committee evaluates whether our use of the independent registered public accounting firm for permitted non-audit services is compatible with maintaining the independence of the independent registered public accounting firm. The Audit Committee’s policies prohibit us from engaging the independent registered public accounting firm to provide any services relating to bookkeeping or other services related to accounting records or financial statements, financial information systems design and implementation, appraisal or valuation services, fairness opinions or contribution-in-kind reports, actuarial services, or internal audit outsourcing services unless it is reasonable to conclude that the results of these services will not be subject to audit procedures. The Audit Committee’s policies prohibit us from engaging the independent registered public accounting firm to provide any services relating to any management function, expert services not related to the audit, legal services, broker-dealer, investment adviser, or investment banking services or human resource consulting. The Audit Committee approved in advance all fees for services provided by our independent registered public accounting firm, Grant Thornton LLP, for the year ended December 31, 2010, and PricewaterhouseCoopers LLP, for the year ended December 31, 2009 and has concluded that the provision of these services is compatible with the accountants’ independence.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a) Documents filed as part of the report

(1) Financial Statements

Consolidated Balance Sheets – December 31, 2010 and 2009

Consolidated Statement of Operations – Years Ended December 31, 2010 and 2009

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss – Years Ended December 31, 2010 and 2009

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and 2009

(2) Financial Statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(3) Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GigOptix, Inc.

By:	/s/ DR. AVI S. KATZ
Dr. Avi S. Katz, Chief Executive Officer and Chairman of the Board

Date: March 2, 2011

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Dr. Avishay S. Katz, as his true and lawful attorney-in-fact and agent, with power to act with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorney and agent may deem necessary or desirable to enable the registrant to comply with the U.S. Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission thereunder in connection with the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “Annual Report”), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his capacity as a director or officer of the registrant, to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorney and agent shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ DR. AVI S. KATZ Dr. Avi S. Katz	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 2, 2011

/s/ JEFFREY PARSONS Jeffrey Parsons	Acting Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 2, 2011

/s/ C. JAMES JUDSON C. James Judson	Director	March 2, 2011

/s/ FRANK SCHNEIDER Frank Schneider	Director	March 2, 2011

/s/ KIMBERLY D.C. TRAPP Kimberly D.C. Trapp	Director	March 2, 2011

/s/ NEIL MIOTTO Neil Miotto	Director	March 2, 2011

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of November 9, 2009, among GigOptix, Inc., Ahoy Acquisition Corporation and ChipX, Incorporated. Filed previously with the Registrant’s Current Report on Form 8-K filed on November 10, 2009.

2.2	Agreement and Plan of Merger, dated as of February 4, 2011, among GigOptix, Inc., Aerie Acquisition Corporation and Endwave Corporation. Filed previously with the Registrant’s Current Report on Form 8-K filed on February 7, 2011.

3.1	Form of Amended and Restated Certificate of Incorporation of the Registrant. Filed previously with the Registrant’s Registration Statement on Form S-4 filed on September 8, 2008, SEC File No. 333-153362.

3.2	Amended and Restated Bylaws of the Registrant. Filed previously with the Registrant’s Current Report on Form 8-K filed on June 4, 2009.

4.1	Form of Certificate representing the Common Stock, par value $0.001 per share, of the Registrant. Filed previously with the Registrant’s Amendment No. 2 to Registration Statement on Form S-4 filed on October 24, 2008, SEC File No. 333-153362.

4.2	Form of Warrant in connection with the Loan and Security Agreement, dated as of November 12, 2009, by and between GigOptix, Inc. and Bridge Bank, N.A. Filed previously with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 31, 2010.

4.3*	Warrant issued by GigOptix, Inc. to Bridge Bank, N.A. on April 7, 2010 in connection with the Loan and Security Agreement.

10.1	2000 Stock Option Plan of Lumera Corporation. Filed previously with Amendment No. 1 to Lumera Corporation’s Registration Statement on Form S-1 filed on June 24, 2004.

10.2	GigOptix, Inc. 2008 Equity Incentive Plan. Filed previously with the Registrant’s Registration Statement on Form S-4 filed on September 8, 2008, SEC File No. 333-153362.

10.3	2004 Equity Incentive Plan of Lumera Corporation. Filed previously with Amendment No. 1 to Lumera Corporation’s Registration Statement on Form S-1 filed on June 24, 2004.

10.4	2007 GigOptix LLC Equity Incentive Plan. Filed previously with the Registrant’s Registration Statement on Form S-4 filed on September 8, 2008, SEC File No. 333-153362.

10.5	Lease Agreement, dated as of July 11, 2005, by and between S/I North Creek and Lumera Corporation for facilities located at 19910 North Creek Parkway, Bothell, WA. Filed previously with Lumera Corporation’s Current Report on Form 8-K filed on July 12, 2005.

10.6	Office Lease Agreement dated March 21, 2005 by and between EOP-Embarcadero Place, L.L.C. and iTerra Communications LLC for facilities located at 2400 Geng Road, Suite 100, Palo Alto, CA. Filed previously with the Registrant’s Amendment No. 2 to Registration Statement on Form S-4 filed on October 24, 2008, SEC File No. 333-153362.

10.7	First Amendment dated as of January 26, 2009 by and between EOP-Embarcadero Place, L.L.C. and the Company. Filed previously with Registrant’s Current Report on Form 8-K filed on January 21, 2008.

10.8	Exclusive Licensing Agreement effective October 20, 2000, by and between the University of Washington and Lumera Corporation. Filed previously with Lumera Corporation’s Registration Statement on Form S-1 filed on May 19, 2004.

Exhibit Number	Description
10.9	License Agreement effective March 27, 2004, by and between Arizona Microsystems, L.L.C. and Lumera Corporation. Filed previously with Lumera Corporation’s Registration Statement on Form S-1 filed on May 19, 2004.

10.10	License Agreement dated August 31, 2007 by and between Digimimic S.r.l. and GigOptix LLC. Filed previously with the Registrant’s Registration Statement on Form S-4 filed on September 8, 2008, SEC File No. 333-153362.

10.11	Amendment to 2000 Stock Option Plan of Lumera Corporation. Filed previously with Amendment No. 1 to Lumera Corporation’s Registration Statement on Form S-1 filed on June 24, 2004.

10.12	Modulators Incorporating Polymers with Exceptionally High Electro-Optic Coefficients Development Agreement with the Defense Advanced Research Projects Agency dated June 30, 2006. Filed previously with Lumera Corporation’s Quarterly Report for the quarter ended June 30, 2006.

10.13	Employment Agreement by and between the Company and Dr. Katz, dated as of February 3, 2011. Filed previously with Registrant’s 8-K filed on February 8, 2011.

10.14	Form of Employment Agreement to be entered into between the Company and its executive officers. Filed previously with the Registrant’s 8-K filed on February 11, 2009.

10.15	Form of Incentive Stock Option Award Agreement. Filed previously with the Registrant’s Current Report on Form 8-K filed on March 17, 2009.

10.16	Form of Nonstatutory Stock Option Award Agreement. Filed previously with the Registrant’s Current Report on Form 8-K filed on March 17, 2009.

10.17	Third Amendment to Schnitzer North Creek Lease Agreement dated as of September 30, 2009. Filed previously with the Registrant’s Current Report on Form 8-K filed on October 5, 2009.

10.18	Loan and Security Agreement, dated as of November 12, 2009, by and among GigOptix, Inc., ChipX, Incorporated and Bridge Bank, N.A. Filed previously with the Registrant’s Current Report on Form 8-K filed on November 16, 2009.

10.19	Second Amendment to Lease Agreement, dated as of December 9, 2009, by and between GigOptix, Inc. and EOP-Embarcadero Place, L.L.C. Filed previously with the Registrant’s Current Report on Form 8-K filed on December 15, 2009.

10.20	Office Lease Agreement dated December 9, 2009 by and between GigOptix, Inc. and EOP-Embarcadero Place, L.L.P for headquarters located in Palo Alto, CA. Filed previously with the Registrant’s Current Report on Form 8-K filed on December 15, 2009.

10.21	Loan and Security Agreement, dated April 23, 2010 between GigOptix, Inc., ChipX, Incorporated and Silicon Valley Bank. Filed previously with the Registrant’s Current Report on Form 8-K filed on April 28, 2010.

10.22	Loan Agreement, dated January 29, 2010 between GigOptix, Inc., ChipX, Incorporated and Agility Capital, LLC. Filed previously with the Registrant’s Current Report on Form 10-K/A filed on June 6, 2010.

10.23*	Registration Rights Agreement, dated June 30, 2010, by and between GigOptix, Inc. and James R. Zazzali, as trustee for the Chapter 11 debtors in the matter In re: DBSI, Inc., et al., Case No. 08-12687, pending in the United States Bankruptcy Court for the District of Delaware.

10.24*	Amendment to Registration Rights Agreement, dated January 11, 2011, by and between GigOptix, Inc. and Conrad Myers, as Liquidating Trustee for the DBSI Liquidating Trust, as successor-in-interest to the Chapter 11 Debtors the matter In re: DBSI, Inc., et al., Case No. 08-12687, filed in the United States Bankruptcy Court for the District of Delaware.

Exhibit Number	Description
21*	Subsidiaries of the registrant.

23.1*	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.

23.2*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1*	Powers of Attorney (included on the signature pages hereto)

31.1*	Chief Executive Officer certification pursuant to Rule 13a-14(a)/15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer certification pursuant to Rule 13a-14(a)/15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chief Executive Officer certification pursuant to Rule 13a-14(b) or Rule 13d-14(b) and Section 1350, Chapter 63 of Title 18 United States Code (18 U.S.C. 1350) as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350, Chapter 63 of Title 18 United States Code (18 U.S.C. 1350) as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Filed herewith