Form 10-Q
period 2011-04-03
GigOptix, Inc.
filed 2011-05-16
CIK 1432150

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2011

or

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

The number of shares of Common Stock outstanding as of May 11, 2011, the most recent practicable date prior to the filing of this Quarterly Report on Form 10-Q, was 12,374,947 shares.

PART I

FINANCIAL INFORMATION

GIGOPTIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	April 3, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$4,137	$4,502
Accounts receivable, net	5,251	5,366
Inventories	1,649	1,609
Prepaid and other current assets	414	405

Total current assets	11,451	11,882
Property and equipment, net	3,406	3,717
Intangible assets, net	3,697	3,861
Goodwill	7,407	7,407
Restricted cash	256	356
Other assets	595	653

Total assets	$26,812	$27,876

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,896	$2,960
Accrued and other current liabilities	5,593	4,823
Line of credit	2,642	2,999
Long-term debt, current portion	138	227

Total current liabilities	11,269	11,009
Pension liabilities	215	211
Other long term liabilities	1,212	1,266

Total liabilities	12,696	12,486
Commitments and contingencies (Note 10)
Stockholders’ Equity
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of April 3, 2011 and December 31, 2010	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 12,326,451 and 12,210,264 shares issued and outstanding as of April 3, 2011 and December 31, 2010, respectively	12	12
Additional paid-in capital	90,795	88,553
Accumulated deficit	(76,795)	(73,353)
Accumulated other comprehensive income	104	178

Total stockholders’ equity	14,116	15,390

Total liabilities and stockholders’ equity	$26,812	$27,876

See accompanying Notes to Condensed Consolidated Financial Statements

GIGOPTIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended
	April 3, 2011	April 4, 2010
Revenue
Product	$7,052	$5,134
Government contract	610	139

Total revenue	7,662	5,273

Cost of revenue
Product	3,651	2,601
Government contract	180	94

Total cost of revenue	3,831	2,695

Gross profit	3,831	2,578
Research and development expense	2,390	2,080
Selling, general and administrative expense	2,623	2,134
Restructuring expense	—	428
Merger-related expense	1,107	—
Shareholder settlement expense	1,064	—

Total operating expenses	7,184	4,642

Loss from operations	(3,353)	(2,064)
Interest expense, net	(96)	(110)
Other income (expense), net	12	(13)

Net loss before income taxes	(3,437)	(2,187)
Provision for income taxes	(5)	—

Net loss	$(3,442)	$(2,187)

Net loss per share - basic and diluted	$(0.28)	$(0.23)

Shares used in computing basic and diluted net loss per shares	12,255	9,307

See accompanying Notes to Condensed Consolidated Financial Statements

GIGOPTIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended
	April 3, 2011	April 4, 2010
Cash flows from operating activities:
Net loss	$(3,442)	$(2,187)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	544	775
Stock-based compensation expense	676	304
Non-cash litigation settlement	1,064	—
Write down of fixed assets	—	121
Amortization of discount on loan	—	48
Amortization of acquisition-related payment	—	150
Loss on disposal of assets	—	3
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	118	505
Inventories	(34)	(64)
Prepaid and other current assets	(8)	(331)
Other assets	59	(14)
Accounts payable	(66)	(622)
Accrued and other current liabilities	1,247	(654)

Net cash provided by (used in) operating activities	158	(1,966)

Cash flows from investing activities:
Purchases of property and equipment	(55)	(37)
Change in restricted cash	100	—

Net cash provided by (used in) investing activities	45	(37)

Cash flows from financing activities:
Proceeds from issuance of common stock and common stock warrants	22	47
Proceeds from line of credit	1,750	—
Proceeds from short-term loan	—	500
Repayment of line of credit	(2,107)	(309)
Repayment of short-term loan	(89)	—
Repayment of capital lease obligations	(58)	(51)

Net cash provided by (used in) financing activities	(482)	187

Effect of exchange rates on cash and cash equivalents	(86)	(48)

Net decrease in cash and cash equivalents	(365)	(1,864)
Cash and cash equivalents at beginning of the period	4,502	3,583

Cash and cash equivalents at end of period	$4,137	$1,719

Supplemental disclosure of cash flow information:
Interest paid	$101	$30

See accompanying Notes to Condensed Consolidated Financial Statements

GIGOPTIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

Organization

GigOptix, Inc. (GigOptix, the Company or we), the successor to GigOptix LLC, was formed as a Delaware corporation in March 2008 in order to facilitate a combination between GigOptix LLC and Lumera Corporation (Lumera). Before the combination, GigOptix LLC acquired the assets of iTerra Communications LLC in July 2007 (iTerra) and Helix Semiconductors AG (Helix) in January 2008. On November 9, 2009, GigOptix acquired ChipX, Incorporated (ChipX). As a result of the acquisitions, Helix, Lumera and ChipX all became wholly owned subsidiaries of GigOptix.

On February 4, 2011, the Company entered into a merger agreement with Endwave Corporation (Endwave) pursuant to which a wholly-owned subsidiary of ours will, subject to the satisfaction or waiver of the conditions therein, merge with and into Endwave, the result of which the separate corporate existence of the wholly-owned subsidiary shall cease and Endwave will be the successor or surviving corporation of the merger and our wholly-owned subsidiary. Under the terms of the merger agreement, all outstanding shares of Endwave common stock, including those issuable upon settlement of outstanding restricted stock units, and outstanding in-the-money Endwave stock options, will be converted into shares of our common stock such that immediately after the merger, such shares will represent approximately 42.5% of all outstanding shares of our common stock. Based on the number of shares of Endwave and GigOptix common stock outstanding as of May 12, 2011, approximately 9,192,776 shares of GigOptix common stock will be issued to holders of Endwave common stock, restricted stock units and in-the-money stock options. On February 3, 2011, the Company’s board of directors approved the establishment of a $500,000 retention bonus pool to be payable to our employees who are still so employed 15 days after the closing of the merger. The Company’s board of directors has delegated authority to the Compensation Committee to approve the amounts that each officer and employee of ours is eligible to receive as part of such retention bonus pool, and such determination, including who will be an eligible participant in such retention bonus pool, has not yet been made, although it is anticipated that the named executive officers will be eligible participants. As of April 28, 2011, we have incurred and expensed legal, accounting and banking fees and employee expenses totaling approximately $1.1 million related to the Endwave transaction. Assuming the satisfaction of all necessary conditions, it is currently anticipated that the merger with Endwave will close in the second quarter of 2011.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have incurred negative cash flows from operations since inception. For the three months ended April 3, 2011 and for the years ended December 31, 2010 and 2009, the Company incurred net losses of $3.4 million, $4.4 million and $10.0 million, respectively, and cash inflows (outflows) from operations of $158,000, $(3.8 million) and $(4.1 million), respectively. As of April 3, 2011, we had an accumulated deficit of $76.8 million.

Our ability to continue as a going concern is dependent on many events outside of our direct control, including, among other things; obtaining additional financing either privately or through public markets and our customers purchasing our products in higher volumes. During 2010 we raised approximately $3.9 million in additional equity capital from institutional investors which improved our cash position. We had a cash balance at April 3, 2011 of $4.1 million. In addition, we have access to a line of credit with Silicon Valley Bank that enables us to borrow up to $3 million based on 80% of eligible invoiced amounts to customers. Our pending merger with Endwave will upon closing provide us with additional cash and cash equivalents which will mitigate any near-term liquidity issues. Based on these events and factors we believe the Company can continue as a going concern for at least the next 12 months.

Basis of Presentation

The Company’s fiscal year ends on December 31. For quarterly reporting, the Company employs a four-week, four-week, five week reporting period. The current three month period ended on Sunday, April 3, 2011. The first quarter of fiscal 2010 ended on Sunday, April 4, 2010. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements as of April 3, 2011 and for the three months ended April 3, 2011 and April 4, 2010, respectively, have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission (SEC) Regulation S-X, and include the accounts of the Company and all of its subsidiaries. Accordingly, they do not include all of the information and footnotes required by such accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company’s consolidated financial position and operations have been included. The condensed consolidated results of operations for the three months ended April 3, 2011 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2011.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported periods. These judgments can be subjective and complex, and consequently, actual results could differ materially from those estimates and assumptions. Descriptions of these estimates and assumptions are included in the 2010 Form 10-K and the Company encourages you to read its 2010 Form 10-K for more information about such estimates and assumptions.

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

NOTE 3—FAIR VALUE MEASUREMENTS

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

Our liabilities which are measured at fair value on a recurring basis as of December 31, 2010 and 2009 were determined using the inputs described above (in thousands):

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
April 3, 2011:
Classified as current liability:
Liability warrants	$37			$37

December 31, 2010:
Classified as current liability:
Liability warrants	$522			$522

The change in the fair value of level 3 liabilities during the three months ended April 3, 2011 is as follows (in thousands):

Fair value at December 31, 2010	$522
Exercise of warrants	$(480)
Change in fair value	(5)

Fair value at April 3, 2011	$37

NOTE 4—BALANCE SHEET COMPONENTS

Accounts receivable, net, consisted of the following (in thousands):

	April 3, 2011	December 31, 2010
Billed accounts receivable	$5,129	$4,572
Unbilled accounts receivable	293	965
Allowance for doubtful accounts	(171)	(171)

	$5,251	$5,366

Inventories consisted of the following (in thousands):

	April 3, 2011	December 31, 2010
Raw materials	$721	$609
Work in process	182	250
Finished goods	746	750

	$1,649	$1,609

Prepaid and other current assets consisted of the following (in thousands):

	April 3, 2011	December 31, 2010
Prepaid subscription software licenses and post-contract support	$70	$93
Other prepaid expenses and current assets	344	312

	$414	$405

Property and equipment, net consisted of the following (in thousands, except depreciable life):

	Depreciable Life, in Years	April 3, 2011	December 31, 2010
Network and laboratory equipment	3-5	$6,303	$6,286
Computer software and equipment	2-3	3,053	3,006
Furniture and fixtures	3-10	159	159
Office equipment	3-5	107	107
Leasehold improvements	1-5	132	132
Construction-in-progress	—	116	77

		9,870	9,767
Accumulated depreciation and amortization		(6,464)	(6,050)

Property and equipment, net		$3,406	$3,717

Depreciation and amortization expense related to property and equipment was $381,000 and $384,000 for the three months ended April 3, 2011 and April 4, 2010, respectively. A write down of fixed assets of $121,000 was recorded as part of a restructuring of the Company’s Israel design center during the three months ended April 4, 2010.

Other assets consisted of the following (in thousands):

	April 3, 2011	December 31, 2010
Severance fund in Israel	$278	$275
Unamortized debt issuance costs	189	234
Deposits	98	111
Other	30	33

	$595	$653

Accrued and other current liabilities consisted of the following (in thousands):

	April 3, 2011	December 31, 2010
Accrued compensation and related taxes	$1,315	$705
Amounts billed to the U.S. government in excess of approved rates	1,154	1,154
Accrued legal and audit fees	757	147
Deferred revenue	577	568
Customer deposits	522	522
Capital lease obligation, current portion	245	239
Warrants liability	—	522
Other	1,026	966

	$5,596	$4,823

Other long - term liabilities consisted of the following (in thousands):

	April 3, 2011	December 31, 2010
Capital lease obligation	$888	$952
Severance liability in Israel	281	276
Deferred income taxes	38	38

	$1,207	$1,266

NOTE 5—INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of the following (in thousands):

	April 3, 2011			December 31, 2010
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Existing technology	$2,328	$(1,402)	$926	$2,328	$(1,356)	$972
Order backlog	459	(459)	—	459	(459)	—
Customer relationships	2,557	(560)	1,997	2,557	(477)	2,080
Trade name	577	(82)	495	577	(67)	510
Patents	457	(178)	279	457	(158)	299

Total	$6,378	$(2,681)	$3,697	$6,378	$(2,517)	$3,861

Amortization expense of intangible assets included in cost of revenue and selling, general and administrative expenses during the three months ended April 3, 2011 was $66,000 and $97,000, respectively. Amortization expense of intangible assets included in cost of revenue and selling, general and administrative expenses during the three months ended April 4, 2010 was $144,000 and $94,000, respectively.

Estimated future amortization expense related to intangible assets as of April 3, 2011 is as follows (in thousands):

Years ending December 31,
2011 (remaining)	$455
2012	607
2013	606
2014	532
2015	532
Thereafter	965

Total	$3,697

In addition to its annual review, the Company also performs a review of the carrying value of its intangible assets if the Company believes that indicators of impairment exist. In its review, the Company compares the gross, undiscounted cash flows expected to be generated by the underlying assets against the carrying value of those assets. To the extent such cash flows do not exceed the carrying value of the underlying asset the Company will record an impairment charge. The Company did not record an impairment charge during the three or three months ended April 3, 2011. The Company performs an impairment analysis of goodwill on an annual basis. The Company did not record an impairment of goodwill for the year ended December 31, 2010 and will perform an analysis as of December 31, 2011.

NOTE 6—LINE OF CREDIT

On April 23, 2010, we entered into a loan and security agreement with Silicon Valley Bank. Pursuant to the loan and security agreement, we are entitled to borrow from Silicon Valley Bank up to $3.0 million, based on 80% of eligible accounts receivable subject to limits based on our eligible accounts as determined by Silicon Valley Bank (Revolving Loan). Interest on extensions of credit under the Revolving Loan is equal to the prime rate of Silicon Valley Bank, which at April 3, 2011 was 4.0% per annum, plus 1.0% per annum, and at December 31, 2010 was 4.0% per annum, plus 1.5% per annum (Applicable Rate). In addition, a monthly collateral handling fee of 0.30% per each gross financed account receivable shall apply (Collateral Handling Fee). If we achieve certain quarterly financial performance targets as stated in the loan and security agreement, the Applicable Rate and the Collateral Handling Fee shall be reduced to the prime rate of Silicon Valley Bank plus 1.0% per annum and 0.20%, respectively. The Revolving Loan was used by us to replace our revolving accounts receivable credit line with Bridge Bank. With the initial funding by Silicon Valley Bank of the Revolving Loan, we terminated our loan and security agreement with Bridge Bank, which is discussed below, as having been fully performed by us. The loan and security agreement also contains events of default customary for credit facilities of this type, including, among other things, nonpayment of principal or interest when due. The loan and security agreement will expire on April 23, 2012. The amount outstanding on our line of credit on April 3, 2011 was $2.6 million and the amount available to borrow was $358,000.

Pursuant to the loan and security agreement, Silicon Valley Bank is making available a term loan in an amount of up to $400,000, subject to the satisfaction of terms and conditions of the loan and security agreement, which can be drawn down one time for the purpose of refinancing our outstanding obligations to Agility Capital. The term loan is repayable in eighteen equal monthly installments and interest is fixed at a rate per annum of 9.0%. We used the proceeds of the term loan to pay off our loan and terminate our loan agreement with Agility Capital. The amount outstanding on the term loan on April 3, 2011 was $138,000. The weighted average interest rate on our loans outstanding on April 3, 2011 was 7.0%.

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

In June 2011, we anticipate completing the acquisition of Endwave. The acquisition will require a waiver of the anti-merger provision in our loan and security agreement with Silicon Valley Bank. We do not foresee any difficulty in obtaining such a waiver from the bank.

In connection with the loan and security agreement, we granted Silicon Valley Bank (i) a warrant to purchase 125,000 shares of our common stock at an exercise price equal to $4.00 per share (the “Warrant”), and (ii) a warrant to purchase a second tranche of up to 100,000 shares of our common stock which shall vest 15,000 shares per month incrementally beginning September 1, 2010 (although the last monthly incremental vesting amount shall be 10,000 shares) at an exercise price equal to the closing market price on each date of vesting (Second Tranche Warrant). In the event that either we close an equity investment of at least $4.0 million or we have been EBITDA positive for the preceding three months, then vesting shall cease, and all unvested shares under the Second Tranche Warrant shall lapse. In July 2010, we satisfied the requirements of closing an equity investment of at least $4.0 million and the Second Tranche Warrant expired. The Warrant includes anti-dilution provisions and “piggy-back” registration rights permitting registration in a future public offering by us. The shares underlying the Warrant were registered on a Registration Statement on Form S-1 that was declared effective by the Securities and Exchange Commission on July 2, 2010. The Warrant may either be (i) converted, on a cashless, net settlement basis, based on the fair market value as determined pursuant to the terms of the Warrant, or (ii) exercised by delivering a duly executed notice of exercise. The Warrant has a term of seven years; the fair value of the Warrant has been determined using a Black-Scholes option pricing model. The full fair value of the warrant has been classified as a non-current asset and as equity on the balance sheet and is being amortized over two years; amortization during the three months ended April 3, 2011 was $45,000. The balance of the asset as of April 3, 2011 is $189,000.

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

On February 25, 2011, Agility Capital net share exercised both of the warrants issued to it. On March 23, 2011 Bridge Bank net share exercised 114,286 warrants granted to it on November 12, 2009.

The following table summarizes the warrants subject to liability accounting:

									Three Months Ended April 3, 2011
Holder	Original Warrants	Adjusted Warrants	Grant Date	Expiration Date	Price per Share	Fair Value April 3, 2011	Fair Value December 31, 2010	Change	Exercise of Warrants	Change in Fair Value	Total Change	Related Agreement
Bridge Bank	59,773	114,286	11/12/2009		$1.75	$—	$240,000	$(240,000)	$(240,000)		$(240,000)	Credit Agreement
Bridge Bank	20,000	22,671	4/7/2010	7/7/2017	3.32	37,000	42,000	(5,000)		(5,000)	(5,000)	Credit Agreement
Agility Capital	71,429	85,714	1/29/2010		1.75	—	180,000	(180,000)	(180,000)		(180,000)	Secured Credit Facility
Agility Capital	25,000	28,571	4/5/2010		1.75	—	60,000	(60,000)	(60,000)		(60,000)	Secured Credit Facility

Total	176,202	251,242				$37,000	$522,000	$(485,000)	$(480,000)	$(5,000)	$(485,000)

NOTE 7—STOCKHOLDERS’ EQUITY

Common and Preferred Stock

In December 2008, the Company’s stockholders approved an amendment to the Certificate of Incorporation to authorize 50,000,000 shares of common stock of par value $0.001. In addition, the Company is authorized to issue 1,000,000 shares of undesignated preferred stock of $0.001 par value, for which the Board of Directors is authorized to fix the designation, powers, preferences and rights. As of April 3, 2011 and December 31, 2009, there were no shares of preferred stock issued or outstanding.

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

The number of options available for future issuance as of April 3, 2011 was as follows:

Shares available for future grants under 2008 EIP as of December 31, 2010	3,628,992
Automatic increase January 1, 2011	610,513
Less: options granted January 1, 2011 through April 3, 2011	(1,659,536)
Options forfeited January 1, 2011 through April 3, 2011	262,549

Total authorized for future issuance under 2008 EIP as of April 3, 2011	2,842,518

Under the 2008 Plan, the exercise price of (i) an award is at least 100% of the stock’s fair market value on the date of grant, and (ii) an ISO granted to a 10% stockholder is at least 110% of the stock’s fair market value on the date of grant. Vesting periods for awards are determined by the CEO and generally provide for stock options to vest over a four-year period and have a maximum life of ten years from the date of grant. As of April 3, 2011, 4,374,834 options to purchase common stock were outstanding.

The above number of outstanding options includes options that the Company’s Board of Directors approved on March 17, 2010, which were comprised of 2,287,000 options to employees and consultants and 70,000 options to board members at an exercise price of $1.95, which was the closing price of GigOptix shares on the date of grant approval. 1,188,500 of these options will vest over 4 years with 25% vesting on the one year anniversary of the grant with the remaining options vesting at a rate of 1/36 per month over the remaining three years. The fair value per share of these options is $1.21, the total expense associated with these options is $1.4 million, and the amount of expense recognized for the three months ended April 3, 2011 and April 4, 2010 was $87,000 and $15,000, respectively. The remaining shares will vest as follows:

467,400 shares vest on April 1, 2011 as the result of the average share price during March 2011 being at or above $2.50. The fair value per share of these options is $1.05, the total expense associated with these options is $496,000, and the amount of expense recognized for the three months ended April 3, 2011 and April 4, 2010 was $100,000 and $21,000, respectively. These options were amortized over one year. These options vested on April 1, 2011 as the average share price during March 2011 was $3.01.

467,400 shares will vest on April 1, 2012 if the average share price during March 2012 is at or above $3.50. The fair value per share of these options is $1.01, the total expense associated with these options is $477,000, and the amount of expense recognized for the three months ended April 3, 2011 and April 4, 2010 was $56,000 and $10,000, respectively. These options are being amortized over two years.

233,700 shares will vest on April 1, 2013 if the average share price during March 2013 is at or above $5.00. The fair value per share of these options is $1.01, the total expense associated with these options is $239,000, and the amount of expense recognized for the three months ended April 3, 2011 and April 4, 2010 was $16,000 and $3,000, respectively. These options are being amortized over three years.

In all cases, if the threshold share price is not met, then the options will be cancelled and returned to the pool.

Lumera 2000 and 2004 Stock Option Plan

In December 2008, in connection with the merger with Lumera, the Company assumed the existing Lumera 2000 Equity Incentive Plan, and the Lumera 2004 Stock Option Plan (the Lumera Plan). All unvested options granted under the Lumera Plan were assumed by the Company as part of the merger. All contractual terms of the assumed options remain the same, except for the converted number of shares and exercise price based on merger conversion ratio of 0.125. As of April 3, 2011, no additional options can be granted under the Lumera Plan and options to purchase a total of 167,040 shares of common stock were outstanding. The fair value of equity-based awards is amortized on a straight-line basis over the requisite service period of the award which is generally the vesting period.

Warrants

The following warrants exercises occurred during the three months ended April 3, 2011:

In Connection With	Quantity Exercised During the Three Months Ended April 3, 2011	Exercise Price
Lumera merger agreement, December 2008	9,000	$2.50
Private equity offering, December 2009	12,500	$2.50
Secured line of credit facility with Agility Capital, January 2010	114,286	$1.75
Credit agreement with Bridge Bank, November 2009	114,286	$1.75

As of April 3, 2011, a total of 1,917,632 warrants to purchase common stock were outstanding under all warrant arrangements. Many of the warrants have anti-dilution provisions which adjust the number of warrants available to the holder such as, but not limited to, stock dividends, stock splits, and certain reclassifications, exchanges, combinations or substitutions. These provisions are specific to each warrant agreement.

On April 8, 2011, GigOptix and the trustees for the DBSI Estate Litigation Trust and the DBSI Liquidating Trust reached an agreement to settle a claim by DBSI against GigOptix (see Note 13). As part of the settlement, GigOptix in April 2011 issued two warrants totalling 1 million shares of GigOptix common stock. During the quarter ended April 3, 2011, we recognized $1.1 million of expense in connection with the issuance of these warrants.

Stock-Based Compensation Expense

The following table summarizes the Company’s stock-based compensation expense for the three months ended April 3, 2011 and the three months ended April 4, 2010 (in thousands):

	Three months ended
	April 3, 2011	April 4, 2010
Cost of revenue	$13	$1
Research and development expense	225	70
Selling, general and administrative expense	438	233

	$676	$304

Management estimates expected forfeitures and it records compensation expense only for those equity awards expected to vest. When estimating forfeitures, the Company considers voluntary termination behavior as well as an analysis of actual option forfeitures.

As of April 3, 2011 and April 4, 2010, the total compensation cost related to unvested stock options under the Company’s equity compensation plan, but not yet recognized, was approximately $7.2 million and $4.1 million, respectively. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 3.1 and 3.0 years, respectively.

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

We also issue stock options which require the satisfaction of company-specific financial performance conditions in order for vesting to occur. In this case, we make a determination regarding the probability of the performance condition being achieved and use a Black-Scholes model to value the options incorporating assumptions as provided by management for the expected holding period, risk-free interest rate, stock price volatility and dividend yield. Compensation expense is recognized over the vesting period, if management believes that the performance criteria will be met. Certain stock options granted on October 27, 2010 were classified as having a performance condition.

The fair value of the Company’s stock options granted to employees was estimated using the following weighted-average assumptions. Options granted during the first quarter of 2010 were valued using both the Black-Scholes method as well as a lattice model as approximately 50% of the grant had a market condition associated with it. The assumptions used to value the options for the three months ended April 3, 2011 and the three months ended April 4, 2010 are as follows:

	Three months ended
	April 3, 2011	April 4, 2010
Expected term	6.25 years	6.25 years
Expected volatility	70%	75%
Expected dividends	—	—
Risk-free interest rate	2.65%	2.83%
Weighted-average fair value	$1.62	$1.33

Stock Option Activity

The following is a summary of option activity for the Company’s equity incentive plans:

	Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term, Years
Outstanding, December 31, 2010	6,024,201	$2.61
Granted	1,659,536	$2.50
Exercised	(48,876)	$1.39
Forfeited/expired	(212,082)	$2.06

Ending balance, April 3, 2011	7,422,779	$2.66	8.69

Exercisable, April 3, 2011	2,424,199	$3.62	7.61

The aggregate intrinsic value of options outstanding, based on the fair value of the underlying stock options as of April 3, 2011 and April 4, 2010 was approximately $5.5 million and $2.0 million, respectively. The aggregate intrinsic value reflects the difference between the exercise price of the underlying stock options and the Company’s closing stock price of $2.65 as of April 3, 2011.

NOTE 8—INCOME TAXES

The Company recorded a provision for income taxes of $5,000 and $0 for the three months ended April 3, 2011 and April 4, 2010 respectively. The Company’s effective tax rate was 0% for both periods. The income tax provision for the three months ended April 3, 2011 was due primarily to state and foreign income taxes due and to losses in all tax jurisdictions and full valuation allowance against such losses. The income tax provision for the three month ended April 4, 2010 was due to losses in all tax jurisdictions, except Switzerland, and a full valuation allowance against such losses. There are sufficient net operating losses carried forward to offset the income in Switzerland.

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such a determination, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. In order to support a conclusion that a valuation allowance in not needed, positive evidence of sufficient quantity and quality is necessary to overcome negative evidence. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. A valuation allowance is recorded for the entire deferred tax asset as a result of uncertainties regarding realization of the asset including lack of profitability through April 3, 2011 and the uncertainty over future operating profitability and taxable income. We will continue to evaluate the potential realization of the deferred tax assets on a quarterly basis.

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

The following table summarizes revenue by geographic region (in thousands):

	Three months ended
	April 3, 2011	April 4, 2010
North America	$4,512	$2,497
Asia	1,506	1,284
Europe	1,644	1,361
South America	—	131

	$7,662	$5,273

The Company determines geographic location of its revenue based upon the destination of shipment of its products.

During the three months ended April 3, 2011, the United States, Japan and Italy accounted for 56%, 13% and 9% of total revenue, respectively. During the three months ended April 4, 2010, the United States and France accounted for 47% and 13%, respectively of revenue, respectively. No other countries accounted for more than 10% of the Company’s consolidated revenue during the periods presented.

The following table summarizes long-lived assets by country (in thousands):

	April 3, 2011	December 31, 2010
United States	$2,659	$3,001
Switzerland	747	716

	$3,406	$3,717

Long-lived assets, comprised of property and equipment, are reported based on the location of the assets at end of each period.

NOTE 10—COMMITMENTS AND CONTINGENCIES

Commitments

Leases

The Company leases its domestic and foreign sales offices under non-cancelable operating leases. These leases contain various expiration dates and renewal options. In January 2009, the Company renewed its lease for its office facility located at Palo Alto, California. The new lease term will expire in December 2013. In February 2010, the Company renewed its lease for its facility in Bothell, Washington at a reduced average monthly rate as it decreased its square footage under lease. The lease term began in April 2010 and will expire in March 2014. The Company also leases certain software licenses under operating leases. Total rental expense for the three months ending April 3, 2011 and April 4, 2010 was $131,000 and $126,000, respectively.

Aggregate non-cancelable future minimum rental payments under capital and operating leases are as follows (in thousands):

Years ending December 31,	Capital Leases	Operating Leases
2011	$299	$622
2012	400	700
2013	400	571
2014	406	53
2015	—	—

Total minimum lease payments	1,505	1,946

Less: Amount representing interest	(372)

Total capital lease obligations	1,133
Less: Current portion	(245)

Long-term portion of capital lease obligations	$888

Contingencies

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

In or about November 2008, an entity named DBSI Inc., which at the time was the beneficial owner of membership units in a predecessor of GigOptix, filed for bankruptcy in the United States Bankruptcy Court for the District of Delaware (Case No. 08-12687 (PJW)). In December 2008, in connection with the merger of such predecessor, Lumera Corporation and GigOptix, the membership units converted into 1,715,161 shares of GigOptix’ common stock and GigOptix issued warrants to purchase 660,473 shares of common stock at a weighted-average exercise price of $32.35 per share with a range of exercise periods that expire between December 31, 2011 and April 23, 2017. The DBSI Liquidating Trust subsequently became the holder of the 1,715,161 shares of common stock and the warrants to purchase 660,473 shares of common stock. GigOptix understands that an affiliate of the DBSI Liquidating Trust, the DBSI Estate Litigation Trust, was evaluating various potential claims to assert against a number of entities, including GigOptix and certain affiliated parties. GigOptix’ management engaged in discussions with the trustee regarding whether the DBSI Estate Litigation Trust had any claims against GigOptix. GigOptix disputed the existence of any such claims, and intended to vigorously defend any claims made.

On April 8, 2011, GigOptix and the trustees for the DBSI Estate Litigation Trust and the DBSI Liquidating Trust reached agreement to settle DBSI’s claim (see Note 13). During the quarter ended April 3, 2011, we recognized $1.1 million of expense in connection with our issuance of the warrants.

NOTE 11—RELATED PARTY TRANSACTIONS

During the three months ended April 3, 2011, we had sales to National Instruments of approximately $548,000. Our accounts receivable balance from National Instruments at April 3, 2011 was $203,000. National Instruments currently holds 1,066,270 shares of GigOptix common stock.

NOTE 12—RESTRUCTURING

In December 2009, the Company adopted a plan to reduce the size of its facilities in Bothell, Washington. The Company reduced the amount of square footage it occupies from approximately 32,000 square feet to approximately 12,000 square feet and took a restructuring charge of $0.5 million to reflect the proportionate share of remaining lease expense it will incur for the unoccupied space of the facility and costs associated with improvements needed to segregate the facility. The existing lease on the facility expires in March 2013. Although the Company has made available for sub-lease approximately 20,000 square feet, it does not anticipate it will receive any sub-lease income associated with this space prior to the lease expiration. The Company paid out the remaining $28,000 balance related to unoccupied space in Bothell during the three months ended April 3, 2011.

During the three months ended April 4, 2010 the Company decided to close its R&D design center in Haifa, Israel which was acquired as part of the merger with ChipX in 2009. The Company took a restructuring charge of $428,000 to account for employee severance of $196,000, future facility rent expense of $61,000 for the remainder of the lease term through the end of fiscal 2010, a write-down of fixed assets of $121,000, and accounting and legal expenses of $50,000. The Company did not make any payments during the three months ended April 3, 2011 in connection with the restructuring.

The following is a summary of our restructuring plans activity (in thousands):

		Israel Restructuring
	Bothell Excess Space	Severance	Legal and Accounting	Israel Subtotal	Grand Total
Balance, December 31, 2010	$28	$21	$13	$34	$62
Q1 2011 Charges				—	—
Q1 2011 Uses	(28)	—	—	—	(28)

Balance, April 3, 2011	$—	$21	$13	$34	$34

NOTE 13—SUBSEQUENT EVENTS

On April 8, 2011, GigOptix and the trustees for the DBSI Estate Litigation Trust and the DBSI Liquidating Trust reached agreement to settle the claim that DBSI initiated against GigOptix in or about November 2008 (see Note 10). As full settlement of all potential claims, the DBSI Liquidating Trust surrendered to GigOptix for cancellation, all of the existing warrants to purchase 660,473 shares of GigOptix’ common stock, and GigOptix in exchange issued to the DBSI Liquidating Trust two warrants which are not exercisable for a period of six months from the date of issuance; one warrant for 500,000 shares of common stock, which has a term of three years and an exercise price of $2.60 per share, and the other warrant, also for 500,000 shares of common stock, which has a term of four years and an exercise price of $3.00 per share. On April 29, 2011, GigOptix filed an amendment to the registration statement filed on Form S-1 for the purpose of including the registration of the shares of common stock underlying the warrants in such registration statement. As further consideration for the issuance of the warrants, the DBSI Estate Litigation Trust and the DBSI Liquidating Trust have given GigOptix a full release of all known and unknown claims which each of them may have, and acknowledge that GigOptix disclaims all liability.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes included elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2010. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2010 and this Quarterly Report on Form 10-Q. We assume no obligation to update the forward-looking statements or such risk factors.

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

Overview

GigOptix is a leading supplier of electronic and electro-optical components that enable high-speed telecommunications and data-communications networks globally. GigOptix’ strategy is to apply GigOptix’ core technical expertise in optical, electro-optical and high speed analog technology to develop products that address high growth product and market opportunities.

The following sets forth GigOptix’ significant corporate and product milestones:

•	In 2007, GigOptix LLC was formed and received initial funding.

•	GigOptix LLC acquired the assets of iTerra Communications LLC in July 2007 and Helix Semiconductors AG in January 2008.

•	In March 2008, GigOptix, Inc. was formed to facilitate a combination with Lumera Corporation. The combined company began trading on the OTCBB under the symbol GGOX in December 2008.

•	In November 2009, GigOptix acquired ChipX, a leading high speed analog semiconductor manufacturer specializing in Analog and Mixed Signal custom ASICs.

•	In January 2010, GigOptix announced that GigOptix had shipped GigOptix’ one millionth production chip for multichannel optical interconnects.

•	In March 2010, GigOptix announced that it intends to commercialize GigOptix’ proprietary polymer based modulator for all 40Gbps and 100Gbps modulation formats during 2010.

•

In July 2010, GigOptix completed a follow on public offering of GigOptix’ common stock resulting in gross proceeds to GigOptix of approximately $4.8 million, before deducting underwriting discounts and commissions and offering expenses.

•	In February 2011, GigOptix entered into its merger agreement with Endwave.

GigOptix focuses on the specification, design, development and sale of analog semiconductor ICs, MCMs, polymer modulators, and analog and mixed signal custom ASICs. GigOptix believes that it is an industry leader in the fast growing market for electronic solutions that enable high-bandwidth optical connections found in telecom systems, data-com and storage systems, and, increasingly, in CE and computing systems.

GigOptix’ products fall into the following main categories:

•	Laser and modulator Driver ICs and MCMs;

•	Transimpedance and Limiting Amplifier ICs;

•	Optical Modulators;

•	Broadband Radio Frequency Amplifiers; and

•	Custom analog and mixed signal ASICs.

These products are capable of performing in various applications, demanding a wide range of data processing speeds, from consumer electronics, which perform at data processing speeds of 3Gbps to 10Gbps, to sophisticated ultra-long haul submarine telecommunications systems, which require performance at data processing speeds from 10Gbps and 40Gbps to 100Gbps.

GigOptix has incurred negative cash flows from operations since inception. For the three months ended April 3, 2011 and for the years ended December 31, 2010 and 2009, GigOptix incurred net losses of $3.4 million, $4.4 million and $10.0 million respectively, and cash inflows (outflows) from operations of $158,000, $(3.8 million) and $(4.1 million), respectively. As of April 3, 2011 GigOptix had an accumulated deficit of $76.8 million.

GigOptix markets and sells GigOptix’ products in North America, Asia and Europe and other locations through GigOptix’ direct sales force, distributors and sales representatives. The percentage of GigOptix’ revenue generated from shipments outside North America was approximately 49% and 51% in fiscal 2010 and fiscal 2009, respectively. GigOptix measures sales location by the shipping destination, even if the customer is headquartered in the U.S. GigOptix anticipates that sales to international customers will continue to represent a significant percentage of GigOptix’ revenue. The percentages of GigOptix’ revenues by region are set forth in the following table:

	% of Total
	Three Months Ended April 3, 2011	2010	2009
North America	59%	51%	49%
Asia	20%	25%	24%
Europe	21%	24%	27%

	100%	100%	100%

Customer purchase orders are generally used to establish terms of sales. Because industry practice allows customers to reschedule or cancel orders on relatively short notice, backlog may not be a good indicator of GigOptix’ future sales. Cancellations of customer orders or changes in product specifications could result in the loss of anticipated sales without allowing GigOptix sufficient time to reduce its inventory and operating expenses.

Since a significant portion of GigOptix’ revenue is from the digital consumer electronics market, GigOptix’ business may be subject to seasonality, with increased revenues in the third and fourth calendar quarters of each year, when customers place orders to meet year-end holiday demand. However, due to the complex nature of the markets GigOptix serves and the broad fluctuations in economic conditions in the U.S. and other countries, it is difficult for GigOptix to assess the impact of seasonal factors on GigOptix’ business.

GigOptix is subject to the risks of conducting business internationally, including economic conditions in Asia, particularly Taiwan and China, changes in trade policy and regulatory requirements, duties, tariffs and other trade barriers and restrictions, the burdens of complying with foreign laws and, possibly, political instability. Most of GigOptix’ foundries and all of GigOptix’ assembly and test subcontractors are located in Asia. Although GigOptix’ international sales are largely denominated in U.S. dollars, GigOptix also enters into sales transactions in New Taiwan dollars, in Hong Kong dollars and in Chinese renminbi. In addition, GigOptix has foreign operations where expenses are generally denominated in the local currency. Such transactions expose GigOptix to the risk of exchange rate fluctuations. GigOptix monitors its exposure to foreign currency fluctuations, but has not adopted any hedging strategies to date. There can be no assurance that exchange rate fluctuations will not harm GigOptix’ business and operating results in the future.

Due to the continued uncertain economic conditions, GigOptix’ current or potential customers may delay or reduce purchases of GigOptix’ products, which would adversely affect GigOptix’ revenues and harm GigOptix’ business and financial results. GigOptix expects its business to be adversely impacted by any future downturn in the U.S. or global economies. In the past, industry downturns have resulted in reduced demand and declining average selling prices for GigOptix’ products which adversely affected GigOptix’ business. GigOptix expects to continue to experience these adverse business conditions in the event of further downturns.

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

Results of Operations

Revenue

Revenue for the periods reported was as follows (in thousands, except percentages):

	Three months ended
	April 3, 2011	April 4, 2010
Product	$7,052	$5,134
Government contract	610	139

Total revenue	$7,662	$5,273

Increase period over period	$2,389
Percentage increase, period over period	45%

Revenue for the three months ended April 3, 2011 was $7.7 million, an increase of $2.4 million or 45% compared with $5.3 million for the three months ended April 4, 2010. The $2.4 million revenue increase was due to a $1.2 million increase in ASIC products which resulted from our acquisition of Chip X, a $0.9 million increase in our optical products including sales into the 40G and 100G space, and a $0.5 million increase resulting from revenues recognized under government contracts.

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

Cost of revenue and gross profit for the periods presented was as follows (in thousands, except percentages):

Cost of Revenue	Three months ended
	April 3, 2011	April 4, 2010
Product	$3,651	$2,601
Government contract	180	94

Total cost of revenue	$3,831	$2,695

Percentage of revenue	50%	51%
Increase period over period	$1,136
Percentage increase, period over period	42%

Gross Profit	Three months ended
	April 3, 2011	April 4, 2010
Product	$3,401	$2,533
Government contract	430	45

Total gross profit	$3,831	$2,578

Gross margin	50%	49%
Increase, period over period	1,253
Percentage increase, period over period	49%

Gross profit for the three months ended April 3, 2011 was $3.8 million, or 50% of revenue, an increase of $1.3 million or 49% as compared to a gross profit of $2.6 million, or 49% of revenue, for the three months ended April 4, 2010. Of the $1.3 million increase in gross margin, $868K was from products and $385K was from government. Gross margin as a percentage of revenue increased by 1.1 percentage points. The 1.1 percentage point increase was comprised of a 1.7 percentage points increase from government and a 0.6 percentage points decrease from products.

Research and Development Expense

Research and development expenses are expensed as incurred. Research and development costs consist primarily of consulting and engineering design, non-capitalized tools and equipment, equipment depreciation and employee compensation.

Research and development expense for the periods presented was as follows (in thousands, except percentages):

	Three months ended
	April 3, 2011	April 4, 2010
Research and development expense	$2,390	$2,080
Percentage of revenue	31%	39%
Increase, period over period	310
Percentage increase, period over period	15%

Research and development expense for the three months ended April 3, 2011 was $2.5 million compared to $2.1 million for the three months ended April 4, 2010, an increase of $434,000 or 21%. The increase was primarily due to the following items (in thousands):

Salaries	$278
Payroll taxes and benefits	152
Stock-based compensation	156
All other changes	(276)

$310

The salaries and payroll tax increases were primarily due to two factors: a 10% pay rate restoration that occurred in January 2011, after salaries were reduced by 10% during 2009 to reduce spending; and salary increases in late 2010. Stock-based compensation increased as the result of new stock options granted from March 2010 through February 2011.

Selling, General and Administrative Expense

Selling, general and administrative expenses consist primarily of salaries and benefits for management, marketing and administration personnel, as well as fees for consultants.

Selling, general and administrative expense for the periods presented was as follows (in thousands, except percentages):

	Three months ended
	April 3, 2011	April 4, 2010
Selling, general and administrative expense	$2,623	$2,134
Percentage of revenue	34%	40%
Increase period over period	489
Percentage increase, period over period	23%

Selling, general and administrative expense for the three months ended April 3, 2011 was $2.6 million, compared to $2.1 million for the three months ended April 4, 2010, an increase of $489,000 or 23%. The increase was primarily due to higher professional fees.

Restructuring Expense

Restructuring expense for the periods presented was as follows (in thousands):

	Three months ended
	April 3, 2011	April 4, 2010
Restructuring expense	$—	$428

During the three months ended April 3, 2011, the Company did not incur any restructuring expense.

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

During the three months ended April 3, 2011, the Company made cash payments of $28,000 and $0 related to the restructuring of its facility in Bothell, Washington and its R&D design center in Haifa, Israel.

Merger-related Expense

During the three months ended April 3, 2011, the Company incurred $1.1 million of expenses in connection with its pending acquisition of Endwave Corporation, which we expect to be completed in June 2011. The expenses were comprised of the following (in thousands):

Three Months Ended April 3, 2011
Legal fees	$501
Auditor fees	207
Investment banking fees	150
Employee compensation related to merger	249

$1,107

Shareholder Settlement Expense

On April 8, 2011, GigOptix and the trustees for the DBSI Estate Litigation Trust and the DBSI Liquidating Trust reached agreement to settle a claim by DBSI against GigOptix (see Note 13). As part of the settlement, GigOptix in April 2011 issued warrants for 1 million shares of common stock. During the quarter ended April 3, 2011, we recognized $1.1 million of expense in connection with the issuance of these warrants.

Interest Expense, Net and Other Income (Expense), Net

Other expense, net and interest expense, net for the periods presented were as follows (in thousands):

	Three months ended
	April 3, 2011	April 4, 2010
Interest expense, net	$(96)	$(110)
Other income (expense), net	12	(13)

Total	$(84)	$(123)

Interest expense, net for the three months ended April 3, 2011 decreased by $14,000 as compared to the three months ended April 4, 2010. The $14,000 decrease is due primarily to interest on our capital leases, which decreased to $44,000 from $49,000 and because our 2010 interest expense included $26,000 of amortization of a notes discount on our Bridge Bank loan.

Other income, net for the three months ended April 3, 2011 was $12,000, compared to other expense, net of $13,000 for the three months ended April 4, 2010. The $25,000 change was due primarily to a $6,000 foreign currency gain, a $5,000 liability warrants remeasurement gain and a $4,000 reduction in losses on disposals of fixed assets.

Provision for Income Taxes

The provisions for income taxes were $5,000 and $0 for the three months ended April 3, 2011 and April 4, 2010, respectively, and were due primarily to state and foreign income taxes due and to losses in all tax jurisdictions and a full valuation allowance against such losses. The effective tax rate was 0% for both periods.

Liquidity and Capital Resources

Cash and cash equivalents and cash flow data for the periods presented were as follows (in thousands):

	April 3, 2011	April 4, 2010
Cash and cash equivalents	$4,137	$4,502

	Three months ended
	April 3, 2011	April 4, 2010
Net cash provided by (used in) operating activities	158	(1,966)
Net cash provided by (used in) investing activities	45	(37)
Net cash (used in) provided by financing activities	(482)	187

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

On February 4, 2011, the Company entered into a merger agreement with Endwave Corporation (Endwave) pursuant to which a wholly-owned subsidiary of ours will, subject to the satisfaction or waiver of the conditions therein, merge with and into Endwave, the result of which the separate corporate existence of the wholly-owned subsidiary shall cease and Endwave will be the successor or surviving corporation of the merger and our wholly-owned subsidiary. Under the terms of the merger agreement, all outstanding shares of Endwave common stock, including those issuable upon settlement of outstanding restricted stock units, and outstanding in-the-money Endwave stock options, will be converted into shares of our common stock such that immediately after the merger, such shares will represent approximately 42.5% of all outstanding shares of our common stock. Based on the number of shares of Endwave and GigOptix common stock outstanding as of May 12, 2011, approximately 9,192,776 shares of GigOptix common stock will be issued to holders of Endwave common stock, restricted stock units and in-the-money stock options. On February 3, 2011, the Company’s board of directors approved the establishment of a $500,000 retention bonus pool to be payable to our employees who are still so employed 15 days after the closing of the merger. The Company’s board of directors has delegated authority to the Compensation Committee to approve the amounts that each officer and employee of ours is eligible to receive as part of such retention bonus pool, and such determination, including who will be an eligible participant in such retention bonus pool, has not yet been made, although it is anticipated that the named executive officers will be eligible participants. As of April 28, 2011, we have incurred and expensed legal, accounting and banking fees and employee expenses totaling approximately $1.1 million related to the Endwave transaction. Assuming the satisfaction of all necessary conditions, it is currently anticipated that the merger with Endwave will close in the second quarter of 2011. The pending merger upon closing will provide the Company with additional cash and equivalents which should mitigate near-term liquidity issues.

Operating Activities

Operating activities provided cash of $158,000 during the three months ended April 3, 2011. This resulted primarily from a net loss of $3.4 million, offset by depreciation and amortization of $544,000, stock-based compensation of $676,000, non-cash litigation expense of $1.1 million and an increase in accrued and other current liabilities of approximately $1.2 million.

Operating activities used cash of $2.0 million during the three months ended April 4, 2010. This resulted from a net loss of $2.2 million, increases in accounts receivables, inventories, prepaids and other assets totaling $96,000, and decreases in accounts payable and accrued liabilities of $1.3 million. These uses were partially offset by the following non-cash expenses: depreciation and amortization of $775,000, stock based compensation of $304,000, a fixed asset write down of $121,000, the amortization of an acquisition related payment of $150,000 and the amortization of a discount on loan of $48,000.

Investing Activities

Net cash provided by investing activities for the three months ended April 3, 2011 was $45,000 and consisted of a reduction in restricted cash of $100,000, partially offset by purchases of fixed assets of $55,000.

Net cash used in investing activities for the three months ended April 4, 2010 was $37,000 and consisted of purchases of fixed assets.

Financing Activities

Net cash used in financing activities during the three months ended April 3, 2011 was $482,000 and consisted primarily of $357,000 in net repayments of our line of credit, a $89,000 repayment of our short-term loan with Silicon Valley Bank, and a $58,000 repayment on our capital lease obligation.

Net cash provided by financing activities during the three months ended April 4, 2010 was $187,000 and consisted of $47,000 in proceeds from the issuance of common stock and warrants and net proceeds of $500,000 from a short-term loan with Agility Capital. These proceeds were offset by repayments under the Bridge Bank line of credit of $259,000, a partial repayment of the Agility loan of $50,000, and a payment under a capital lease of $51,000.

Material Commitments

GigOptix did not have any material commitments for capital expenditures as of April 3, 2011.

Impact of Inflation and Changing Prices on Net Sales, Revenue and Income

Inflation and changing prices have not had a material impact on our net sales, revenue and income during the periods and at balance sheet dates presented in this report.

Off-Balance Sheet Arrangements

GigOptix does not use off-balance-sheet arrangements with unconsolidated entities or related parties, nor does it use other forms of off-balance-sheet arrangements such as special purpose entities and research and development arrangements. Accordingly, GigOptix is not exposed to any financing or other risks that could arise if it had such relationships.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item has been omitted based on GigOptix’ status as a smaller reporting company.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure.

Our management, including our CEO and CFO, is responsible for establishing and maintaining our disclosure controls and procedures. Our CEO and CFO have evaluated the effectiveness of our disclosure controls and procedures as of April 3, 2011. In light of the material weaknesses set forth below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of that date. Notwithstanding the material weaknesses described below, our management performed additional analyses, reconciliations and other post-closing procedures and has concluded that our consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States.

As of December 31, 2010, our CEO and CFO determined that we have the following material weaknesses in our internal control over financial reporting as of December 31, 2010:

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

•

We did not maintain effective policies, procedures and controls surrounding the financial reporting processes. Specifically, policies, procedures and controls were not documented, designed or in place to ensure that:

•	all journal entries, both recurring and non-recurring, were reviewed and approved; and

•	monthly closing checklists were used consistently and thoroughly to ensure all financial reporting procedures and controls have been performed.

Changes in Internal Control

In response to the material weaknesses discussed above, during the three months ended April 3, 2011 we:

•	Implemented monthly closing checklists; and

•	Improved our controls regarding fixed assets accounting and stock-based compensation accounting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we may become involved in legal proceedings, claims and litigation arising in the ordinary course of business. When we believe a loss is probable and can be reasonably estimated, we accrue the estimated loss in our consolidated financial statements. Where the outcome of these matters is not determinable, we do not make a provision in our financial statements until the loss, if any, is probable and can be reasonably estimated or the outcome becomes known.

In or about November 2008, an entity named DBSI Inc., which at the time was the beneficial owner of membership units in a predecessor of GigOptix, filed for bankruptcy in the United States Bankruptcy Court for the District of Delaware (Case No. 08-12687 (PJW)). In December 2008, in connection with the merger of such predecessor, Lumera Corporation and GigOptix, the membership units converted into 1,715,161 shares of GigOptix’ common stock and GigOptix issued warrants to purchase 660,473 shares of common stock at a weighted average exercise price of $32.35 per share with a range of exercise periods that expire between December 31, 2011 and April 23, 2017. The DBSI Liquidating Trust subsequently became the holder of the 1,715,161 shares of common stock and the warrants to purchase 660,473 shares of common stock. GigOptix understands that an affiliate of the DBSI Liquidating Trust, the DBSI Estate Litigation Trust, was evaluating various potential claims to assert against a number of entities, including GigOptix and certain affiliated parties. GigOptix’ management engaged in discussions with the trustee regarding whether the DBSI Estate Litigation Trust had any claims against GigOptix. GigOptix disputed the existence of any such claims, and intended to vigorously defend any claims made.

On April 8, 2011, GigOptix and the trustees for the DBSI Estate Litigation Trust and the DBSI Liquidating Trust reached the following agreement. As full settlement of all potential claims, the DBSI Liquidating Trust surrendered to GigOptix for cancellation all of the existing warrants to purchase 660,473 shares of GigOptix’ common stock and GigOptix in exchange issued to the DBSI Liquidating Trust two warrants which are not exercisable for a period of six months from the date of issuance; one warrant for 500,000 shares of common stock, which has a term of three years and an exercise price of $2.60 per share, and the other warrant, also for 500,000 shares of common stock, which has a term of four years and an exercise price of $3.00 per share. On April 29, 2011, GigOptix filed an amendment to the registration statement filed on Form S-1 for the purpose of including the registration of the shares of common stock underlying the warrants in such registration statement. As further consideration for the issuance of the warrants, the DBSI Estate Litigation Trust and the DBSI Liquidating Trust have given GigOptix a full release of all known and unknown claims which each of them may have, and acknowledge that GigOptix disclaims all liability.

ITEM 1A.	RISK FACTORS

We have revised the risk factors that relate to our business, as set forth below. These risks include any material changes to and supersede the risks previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2010. We encourage investors to review the risk factors and uncertainties relating to our business disclosed in that Form 10-K, as well as those contained in Part 1, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, above.

GigOptix and its predecessors have incurred substantial operating losses in the past and it may not be able to achieve profitability in the future.

GigOptix has incurred negative cash flows from operations since inception. For the years ended December 31, 2010 and 2009, GigOptix incurred net losses of $4.4 million and $10.0 million, respectively, and cash outflows from operations of $3.8 million and $4.1 million, respectively. As of April 3, 2011, GigOptix had an accumulated deficit of $76.8 million. GigOptix expects development, sales and other operating expenses to increase in the future as it expands its business. If GigOptix’ revenue does not grow to offset these expected increased expenses, it may not be profitable. In fact, in future quarters GigOptix may not have any revenue growth and its revenues could decline. Furthermore, if GigOptix’ operating expenses exceed expectations, financial performance will be adversely affected and it may continue to incur significant losses in the future.

GigOptix may require additional capital to continue to fund its operations. If GigOptix needs but does not obtain additional capital, it may be required to substantially limit operations.

GigOptix may not generate sufficient cash from its operations to finance its anticipated operations for the foreseeable future from such operations. Although consummation of the merger with Endwave is expected to improve GigOptix’ cash position and mitigate GigOptix’ near-term liquidity needs, it is anticipated that GigOptix may need to use such cash for its capital needs. Furthermore, to the extent that the merger is not consummated, GigOptix may need to seek funding through public or private financings, including equity financings, and through other arrangements including collaborations. GigOptix could require additional financing sooner than expected if it has poor financial results, including unanticipated expenses, or an unanticipated drop in projected revenues. Such financing may be unavailable when needed or may not be available on acceptable terms. If GigOptix raises additional funds by issuing equity or convertible debt securities, the percentage ownership of its current stockholders will be reduced, and these securities may have rights superior to those of its common stock. If adequate funds are not available to satisfy either short-term or long-term capital requirements, or if planned revenues are not generated, GigOptix may be required to limit its operations substantially. These limitations of operations may include a possible sale or shutdown of portions of its business, reductions in capital expenditures and reductions in staff and discretionary costs.

GigOptix has incurred negative cash flows from operations since inception. For the three months ended April 3, 2011 and for the years ended December 31, 2010 and 2009, GigOptix incurred net losses of $3.4 million, $4.4 million and $10.0 million, respectively, and cash inflows (outflows) from operations of $158,000, $(3.8 million) and $(4.1 million) respectively. As of April 3, 2011, GigOptix had an accumulated deficit of $76.8 million. GigOptix has incurred significant losses since inception, attributable to GigOptix’ efforts to design and commercialize GigOptix’ products. GigOptix has managed GigOptix’ liquidity during this time through a series of cost reduction initiatives and through increasing GigOptix’ line of credit with GigOptix’ bank. GigOptix’ ability to continue as a going concern is dependent on many events outside of GigOptix’ direct control, including, among other things, obtaining additional financing either privately or through public markets and consumers purchasing GigOptix’ products in substantially higher volumes. During 2010, GigOptix raised approximately $3.9 million in additional equity capital from institutional investors.

The recent earthquake and related tsunami in Japan has accelerated the rate of orders from certain of GigOptix’ customers and negatively affected certain of its suppliers. If GigOptix is unable to properly manage the supply of products to its customers, there could be a negative impact on GigOptix’ financial position, statement of operations and cash flows.

GigOptix has certain customers and suppliers in Japan. To date, the recent earthquake and related tsunami in Japan has not caused a negative impact on GigOptix’ customers, and in some cases, GigOptix has experienced an acceleration in orders from current customers and new customers that cannot obtain supply from other vendors. To the extent that GigOptix is able to plan its inventory and obtain the necessary materials in a timely manner, GigOptix believes that it can support the acceleration in orders from its current customers as well as potential orders from new customers. If GigOptix cannot procure, process, assemble and test the required materials to support these customers, there could be a negative impact on GigOptix’ financial condition, results of operations and cash flows. GigOptix also has certain suppliers that have been negatively impacted by power shortages and other operational problems as a result of the earthquake and tsunami. While in certain cases GigOptix has inventory of products from these suppliers to support sales in the near-term, to the extent GigOptix cannot obtain materials and products in the correct mix from these suppliers to support purchase orders and sales forecasts from its customers, it could have a negative impact on GigOptix’ financial position, statement of operations and cash flows. In order to support future sales requiring materials from these suppliers, GigOptix may have to place larger orders or orders far in advance than is customary in order to secure adequate supply. To the extent GigOptix carries this additional inventory, GigOptix exposes itself to risks that sales forecasts may not materialize as planned and GigOptix will have to record write-downs of inventory, which would negatively impact its results of operations.

GigOptix could suffer unrecoverable losses on GigOptix’ customers’ accounts receivable, which would adversely affect GigOptix’ financial results.

GigOptix’ operating cash flows are dependent on the continued collection of receivables. GigOptix’ accounts receivable as of April 3, 2011 decreased by $115,000 or 2% compared to the balance at December 31, 2010. GigOptix could suffer additional accounting losses as well as a reduction in liquidity if a customer is unable to pay. A significant increase in uncollectible accounts would have an adverse impact on GigOptix’ business, liquidity and financial results.

GigOptix’ business is subject to foreign currency risk.

Sales to customers located outside of the United States comprised 44% and 53% of GigOptix’ revenue for the three months ended April 3, 2011 and April 4, 2010, respectively. In addition, GigOptix has a subsidiary overseas (Switzerland) that records its operating expenses in a foreign currency. Because sales of GigOptix’ products have been denominated to date primarily in U.S. dollars, increases in the value of the U.S. dollar could increase the price of GigOptix’ products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales and profitability in that country. Future international activity may result in increased foreign currency denominated sales. Gains and losses on the conversion to U.S. dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in GigOptix’ results of operations. GigOptix currently does not have hedging or other programs in place to protect against adverse changes in the value of the U.S. dollar as compared to other currencies to minimize potential adverse effects.

Restrictive covenants under GigOptix’ credit facility with Silicon Valley Bank may adversely affect its operations.

GigOptix’ loan and security agreement with Silicon Valley Bank contains a number of restrictive covenants that will impose significant operating and financial restrictions on GigOptix’ ability to, without prior written approval from Silicon Valley Bank:

•

Merge or consolidate, or permit any of GigOptix’ subsidiaries to merge or consolidate, with or into any other business organization, or acquire, or permit any of GigOptix’ subsidiaries to acquire, all or substantially all of the capital stock or property of another person;

•	Create, incur, or assume any indebtedness, other than certain indebtedness permitted under the loan and security agreement with Silicon Valley Bank; and

•	Pay any dividends or make any distributions or payment on, or redeem, retire or repurchase any capital stock.

The receipt of Silicon Valley Bank’s prior written approval of the proposed merger with Endwave is a condition to Endwave’s obligation to effect the closing of the merger. A failure to comply with the covenants contained in GigOptix’ loan and security agreement could result in an event of default under the agreement that, if not cured or waived, could result in the acceleration of the indebtedness and have a material adverse effect on GigOptix’ business, financial condition and results of operations.

GigOptix may fail to realize the anticipated benefits of the merger with Endwave.

GigOptix’ future success will depend in significant part on its ability to utilize Endwave’s cash and cash equivalents and to realize the cost savings, operating efficiencies and new revenue opportunities that it expects to result from the integration of the GigOptix and Endwave businesses. GigOptix’ operating results and financial condition will be adversely affected if GigOptix is unable to integrate successfully the operations of GigOptix and Endwave, fails to achieve or achieve on a timely basis such cost savings, operating efficiencies and new revenue opportunities, or incurs unforeseen costs and expenses or experiences unexpected operating difficulties that offset anticipated cost savings or Endwave’s cash and cash equivalents, in whole or in part. In particular, the integration of GigOptix and Endwave may involve, among other matters, integration of sales, marketing, billing, accounting, manufacturing, engineering, management, personnel, payroll, quality control, regulatory compliance, network infrastructure and other systems and operating hardware and software, some of which may be incompatible and therefore may need to be replaced.

The cost savings estimates expected to result from the merger as set forth in this proxy statement/prospectus do not include one-time adjustments that GigOptix will record in connection with the merger. In addition, the estimates are based upon assumptions by the managements of GigOptix and Endwave concerning a number of factors, including operating efficiencies, the consolidation of functions, and the integration of operations, systems, marketing methods and procedures. These assumptions are uncertain and are subject to significant business, economic and competitive conditions that are difficult to predict and often beyond the control of management.

Failure to complete the merger could negatively affect GigOptix.

If the merger with Endwave is not completed for any reason, GigOptix may be subject to a number of material risks, including the following:

•	the Company will not realize the benefits expected from becoming part of a combined company, including a potentially enhanced competitive and financial position;

•	the trading price of the Company’s common stock may decline to the extent that the current market price of the common stock reflects a market assumption that the merger will be completed; and

•	some costs related to the merger, such as legal, accounting and some financial advisory fees, must be paid even if the merger is not completed.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of February 4, 2011, by and among GigOptix, Inc., Endwave Corporation and Aerie Acquisition Corporation (incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K filed February 7, 2011).

4.1	Warrant for 500,000 shares of GigOptix common stock at $2.60 per share, dated April 8, 2011 between GigOptix, Inc. and the DBSI Liquidating Trust (incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K filed April 8, 2011).

4.2	Warrant for 500,000 shares of GigOptix common stock at $3.00 per share, dated April 8, 2011 between GigOptix, Inc. and the DBSI Liquidating Trust (incorporated herein by reference to Exhibit 4.2 to our Current Report on Form 8-K filed April 8, 2011).

10.1	Settlement Agreement and Release, dated April 8, 2011 between Conrad Myers as Liquidating Trustee for the DBSI Liquidating Trust, James R. Zazzali as Trustee of the DBSI Estate Litigation Trust, GigOptix, Inc., GigOptix LLC and Joerg Wieland (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed April 8, 2011).

31.1	Chief Executive Officer certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer certification pursuant to Rule 13a-14(b) or Rule 13d-14(b) and Section 1350, Chapter 63 of Title 18 United States Code (18 U.S.C. 1350) as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350, Chapter 63 of Title 18 United States Code (18 U.S.C. 1350) as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIGOPTIX, INC.

Date: May 16, 2011	/S/ AVI S. KATZ
Dr. Avi S. Katz Chief Executive Officer and Chairman of the Board

Date: May 16, 2011	/S/ JEFFREY PARSONS
Jeffrey Parsons Acting Chief Financial Officer