Form 10-Q
period 2011-07-03
GigOptix, Inc.
filed 2011-08-15
CIK 1432150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2011

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

Commission file number: 333-153362

GIGOPTIX, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-2439072
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

130 Baytech Drive
San Jose, CA  95134

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

The number of shares of Common Stock outstanding as of August 2, 2011, the most recent practicable date prior to the filing of this Quarterly Report on Form 10-Q, was 21,511,464 shares.

PART I
FINANCIAL INFORMATION
GIGOPTIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	July 3, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$9,136	$4,502
Short-term investments	9,138	-
Accounts receivable, net	5,014	5,366
Inventories	2,464	1,609
Prepaid and other current assets	613	405
Total current assets	26,365	11,882
Property and equipment, net	5,044	3,717
Intangible assets, net	6,026	3,861
Goodwill	11,985	7,407
Restricted cash	261	356
Other assets	567	653
Total assets	$50,248	$27,876

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,545	$2,960
Accrued and other current liabilities	5,952	4,823
Accrued restructuring	1,791	-
Line of credit and term loan	877	3,226
Total current liabilities	12,165	11,009
Pension liabilities	234	211
Other long term liabilities	1,203	1,266
Total liabilities	13,602	12,486
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of July 3, 2011 and December 31, 2010	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; 21,505,599 and 12,210,264 shares issued and outstanding as of July 3, 2011 and December 31, 2010, respectively	22	12
Additional paid-in capital	115,798	88,553
Accumulated deficit	(79,379)	(73,353)
Accumulated other comprehensive income	205	178
Total stockholders’ equity	36,646	15,390
Total liabilities and stockholders’ equity	$50,248	$27,876

See accompanying Notes to Condensed Consolidated Financial Statements

GIGOPTIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Revenue
Product	$7,601	$5,524	$14,653	$10,658
Government contract	18	755	628	894
Total revenue	7,619	6,279	15,281	11,552

Cost of revenue
Product	3,798	2,621	7,449	5,222
Government contract	-	158	180	252
Total cost of revenue	3,798	2,779	7,629	5,474
Gross profit	3,821	3,500	7,652	6,078

Research and development expense	3,074	2,124	5,464	4,204
Selling, general and administrative expense	2,609	2,540	5,232	4,674
Restructuring expense	(52)	-	(52)	428
Merger-related expense	778	-	1,885	-
Shareholder settlement expense	-	-	1,064	-
Total operating expenses	6,409	4,664	13,593	9,306
Loss from operations	(2,588)	(1,164)	(5,941)	(3,228)
Interest expense, net	(47)	(118)	(143)	(228)
Other income (expense), net	58	(105)	70	(118)
Net loss before income taxes	(2,577)	(1,387)	(6,014)	(3,574)
Provision for income taxes	(7)	(24)	(12)	(24)
Net loss	$(2,584)	$(1,411)	$(6,026)	$(3,598)
Net loss per share - basic and diluted	$(0.19)	$(0.15)	$(0.46)	$(0.39)
Shares used in computing basic and diluted net loss per shares	13,906	9,353	13,107	9,329

See accompanying Notes to Condensed Consolidated Financial Statements

GIGOPTIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended
	July 3, 2011	July 4, 2010
Cash flows from operating activities:
Net loss	$(6,026)	$(3,598)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,265	1,378
Stock-based compensation	1,513	827
Non-cash litigation settlement	1,064	-
Write-down of fixed assets	-	121
Deferred taxes, net	-	(1)
Amortization of acquisition-related payment	-	300
Amortization of investments	7	-
(Gain) loss on sale of assets	-	4
Amortization of discount on loan	-	152
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	709	(206)
Inventories	407	(152)
Prepaid and other current assets	(45)	(1,150)
Other assets	166	33
Accounts payable	(126)	(515)
Accrued restructuring	(835)	-
Accrued and other current liabilities	485	(1,172)
Net cash used in operating activities	(1,416)	(3,979)

Cash flows from investing activities:
Purchases of property and equipment	(1,167)	(241)
Net cash received in the acquisition of Endwave	8,824	-
Change in restricted cash	100	200
Net cash provided by (used in) investing activities	7,757	(41)

Cash flows from financing activities:
Proceeds from sale and maturity of investments	800	-
Proceeds from issuance of common stock and warrants	25	56
Proceeds from line of credit	4,990	8,332
Proceeds from short-term loan	-	900
Repayment of line of credit	(7,182)	(7,437)
Repayment of short-term loan	(158)	(515)
Repayment of capital lease	(114)	(103)
Net cash provided by (used in) financing activities	(1,639)	1,233

Effect of exchange rates on cash and cash equivalents	(68)	(32)
Net increase (decrease) in cash and cash equivalents	4,634	(2,819)
Cash and cash equivalents at beginning of period	4,502	3,583
Cash and cash equivalents at end of period	$9,136	$764

Supplemental disclosure of cash flow information
Interest paid	$163	$108
Income tax paid	$-	$-

Non-cash financing activities:
GigOptix issued a total of 9,128,502 shares of its common stock in connection with the acquisition of Endwave Corporation.

See accompanying Notes to Condensed Consolidated Financial Statements

GIGOPTIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

Organization

GigOptix, Inc. (“GigOptix” or the “Company”), the successor to GigOptix LLC, was formed as a Delaware corporation in March 2008 in order to facilitate a combination between GigOptix LLC and Lumera Corporation (“Lumera”). Before the combination, GigOptix LLC acquired the assets of iTerra Communications LLC in July 2007 (“iTerra”) and Helix Semiconductors AG (“Helix”) in January 2008. On November 9, 2009, GigOptix acquired ChipX, Incorporated (“ChipX”). As a result of the acquisitions, Helix, Lumera and ChipX all became wholly owned subsidiaries of GigOptix.

On June 17, 2011, GigOptix completed its acquisition of Endwave Corporation (“Endwave”) pursuant to the terms of the Agreement and Plan of Merger, dated as of February 4, 2011 (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, upon the consummation of the Merger, each outstanding share of Endwave common stock converted into the right to receive approximately 0.908 shares of GigOptix common stock.  GigOptix issued a total of 9,128,502 shares of its common stock in the Merger representing approximately 42.45% of GigOptix’ outstanding common stock. The foregoing amounts take into account reductions in the number of shares issued to employees and directors of Endwave for any applicable withholding requirements for federal, state and other taxes.   More specifically, 9,060,740 shares of GigOptix common stock were issued to the holders of Endwave common stock, 46,081 shares of GigOptix common stock were issued to holders of Endwave restricted stock units, and 21,681 shares of GigOptix common stock were issued to the holders of options to purchase Endwave common stock with an exercise price less than $2.08, the Endwave closing price as reported on the Nasdaq Global Market on June 16, 2011 (the trading day immediately prior to the effective time of the Merger (the “Effective Date”)).  The total expenses in connection with the Endwave transaction, which were approximately $1.9 million, were comprised of legal, accounting and banking fees and employee expenses.

Basis of Presentation

The Company’s fiscal year ends on December 31. For quarterly reporting, the Company employs a four-week, four-week, five week reporting period. The second quarter of 2011 ended on Sunday, July 3, 2011. The second quarter of fiscal 2010 ended on Sunday, July 4, 2010. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.  Endwave’s results of operations and cash flows for the period from June 18, 2011 through July 3, 2011 are included in the condensed consolidated statement of operations for the three and six months ended July 3, 2011 and the condensed consolidated statement of cash flows for the six months ended July 3, 2011.  In addition, assets acquired and liabilities assumed from the Endwave acquisition are included in the condensed consolidated balance sheet as of July 3, 2011.

The accompanying unaudited condensed consolidated financial statements as of July 3, 2011 and for the three and six months ended July 3, 2011 and July 4, 2010, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X, and include the accounts of the Company and all of its subsidiaries. Accordingly, they do not include all of the information and footnotes required by such accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and those related to the acquisition of Endwave) considered necessary for a fair presentation of the Company’s consolidated financial position and operations have been included. The condensed consolidated results of operations for the three and six months ended July 3, 2011 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2011.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported periods. These judgments can be subjective and complex, and consequently, actual results could differ materially from those estimates and assumptions. Descriptions of these estimates and assumptions are included in the Company’s Annual Report for the year ended December 31, 2010 on Form 10-K (the “2010 Form K”) and the Company encourages you to read its 2010 Form 10-K for more information about such estimates and assumptions.

NOTE 2—INVESTMENTS

	July 3, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Commercial paper	$550	$-	$-	$550
United States government agencies	7,976	5	1	7,980
Corporate securities	608	-	-	608
	$9,134	$5	$1	$9,138

At July 3, 2011, the Company had $9.1 million of short-term investments with maturities of less than one year and no long-term investments.  At December 31, 2010, the Company did not have any short-term or long-term investments.

At July 3, 2011, the Company had unrealized gains of $5,000 and unrealized losses of $1,000 related to investments in debt securities.  The investments mature during 2012 and the Company believes that it has the ability to hold these investments until the maturity date.  Realized gains and losses were insignificant for the three and six months ended July 3, 2011 and July 4, 2010.

The Company periodically reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, credit quality and the Company’s ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.  If the Company believes the carrying value of an investment is in excess of its fair value, and this difference is other-than-temporary, the Company will write down the investment to reduce its carrying value to fair value which will be reflected in the condensed consolidated statement of operations. See additional discussion in Note 4, Fair Value.

NOTE 3—BALANCE SHEET COMPONENTS

Accounts receivable, net, consisted of the following (in thousands):

	July 3, 2011	December 31, 2010
Billed accounts receivable	$4,998	$4,572
Unbilled accounts receivable	360	965
Allowance for doubtful accounts	(344)	(171)
	$5,014	$5,366

Inventories consisted of the following (in thousands):

	July 3, 2011	December 31, 2010
Raw materials	$1,126	$609
Work in process	613	250
Finished goods	725	750
	$2,464	$1,609

Prepaid and other current assets consisted of the following (in thousands):

	July 3, 2011	December 31, 2010
Prepaid subscription software licenses and support	$139	$93
Prepaid rent	100	-
Prepaid insurance	92	174
Interest receivable	45	-

Unamortized debt issuance costs	149	-
Other prepaid expenses	88	138
	$613	$405

Property and equipment, net consisted of the following (in thousands, except depreciable life):

	Depreciable Life, in Years	July 3, 2011	December 31, 2010
Machinery and equipment	3-5	$7,985	$6,286
Computer software and equipment	2-3	3,461	3,006
Furniture and fixtures	3-10	170	159
Office equipment	3-5	112	107
Leasehold improvements	1-5	164	132
Construction-in-progress	–	201	77
		12,093	9,767
Accumulated depreciation and amortization		(7,049)	(6,050)
Property and equipment, net		$5,044	$3,717

For the three months and six months ended July 3, 2011, depreciation and amortization expense related to property and equipment was $519,000 and $933,000, respectively. For the three and six months ended July 4, 2010, depreciation and amortization expense related to property and equipment was $371,000 and $756,000, respectively. A write down of fixed assets of $121,000 was recorded as part of a restructuring of the Company’s Israel design center during the six months ended July 4, 2010.   See additional discussion at Note 9, Restructuring.

Other assets consisted of the following (in thousands):

	July 3, 2011	December 31, 2010
Severance fund in Israel	$278	$275
Deposits	207	111
Deferred tax assets	34	30
Unamortized debt issuance costs	-	234
Other	48	3
	$567	$653

Accrued and other current liabilities consisted of the following (in thousands):

	July 3, 2011	December 31, 2010
Accrued compensation and related taxes	$1,669	$705
Amounts billed to the U.S. government in excess of approved rates	1,154	1,154
Accrued warranty	714	143
Warrants liability	24	522
Customer deposits	522	522
Accrued legal and audit fees	279	147
Capital lease obligation, current portion	263	239
Deferred revenue	200	568
Other	1,127	823
	$5,952	$4,823

Other long-term liabilities consisted of the following (in thousands):

	July 3, 2011	December 31, 2010
Capital lease obligation	$751	$952
Severance liability in Israel	282	276
Deferred income taxes	170	38
	$1,203	$1,266

NOTE 4—FAIR VALUE

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of July 3, 2011 and December 31, 2010 (in thousands):

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
July 3, 2011:
Assets:
Cash equivalents:
Money market funds	$3,420	$3,420	$-	$-
Short-term investments:
Commercial paper	550	-	550	-
United States government agencies	7,980	-	7,980	-
Corporate securities	608	-	608	-
Subtotal short-term investments	9,138	-	9,138	-
	$12,558	$3,420	$9,138	$-
Current liabilities:
Liability warrants	$24	$-	$-	$24

December 31, 2010:
Assets	$-	$-	$-	$-
Current liabilities:
Liability warrants	$522	$-	$-	$522

The Company’s financial assets and liabilities are valued using market prices on both active markets (“Level 1”) and less active markets (“Level 2”). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments.  Level 3 instruments are valued using unobservable inputs in which there is little or no market data, and which require the Company to apply judgment to determine the applicable inputs.

As of July 3, 2011 and December 31, 2010, the Company did not have any significant transfers of investments between Level 1 and Level 2.

The amounts reported as cash and cash equivalents, accounts receivable, note receivable, accounts payable and accrued warranty, compensation and other current liabilities approximate fair value due to their short-term maturities. The fair value for the Company’s investments in marketable debt securities is estimated based on quoted market prices. The carrying value of the Company’s capital lease obligations approximates fair value and is based upon borrowing rates currently available to the Company for capital leases with similar terms.

Liability Warrants

In connection with the November 2009 loan and security agreement with Bridge Bank and the January 2010 secured line of credit facility with Agility Capital (see Note 8), the Company issued warrants to both Bridge Bank and Agility Capital. Certain provisions in the warrant agreements provided for “down round” protection if the Company raised equity capital at a per share price which was less than the per share price of the warrants. Such down round protection also requires the Company to classify the value of the warrants as a liability on the issuance date and then record changes in the fair value through the statement of operations for each reporting period until the warrants are either exercised or cancelled. The fair value of the liability is recalculated and adjusted each quarter with the differences being charged to income. The fair value of these warrants was determined using a Monte Carlo simulation, which requires the use of significant unobservable inputs.  As a result, these warrants would be classified as Level 3 financial instruments. On July 7, 2010 the Company raised additional equity through an offering of 2,760,000 shares at $1.75 per share, thus triggering the down round protection and adjusting the number of warrants in each warrant agreement.

The change in the fair value of the Level 3 liability warrants during the three and six months ended July 3, 2011 is as follows (in thousands):

Fair value at December 31, 2010	$522
Exercise of warrants	(480)
Change in fair value	(5)
Fair value at April 3, 2011	37
Change in fair value	(13)
Fair value at July 3, 2011	$24

NOTE 5—BUSINESS COMBINATIONS

Acquisition of Endwave Corporation

On June 17, 2011, the Company completed its acquisition of Endwave Corporation.  With the acquisition of Endwave, GigOptix obtained $18.8 million of cash and short-term investments, and a pipeline of new products that are currently in development.  Pursuant to the Merger Agreement the Merger Sub merged with and into Endwave, the separate corporate existence of Merger Sub ceased and Endwave became the surviving corporation and a wholly-owned subsidiary of GigOptix.

Pursuant to the terms of the Merger Agreement, upon the consummation of the Merger, each outstanding share of Endwave common stock converted into the right to receive approximately 0.908 shares of GigOptix common stock. 9,106,821 shares of GigOptix common stock were issued to the holders of Endwave common stock and restricted stock units, and 21,681 shares of GigOptix common stock were issued to the holders of options to purchase Endwave common stock with an exercise price less than $2.08, the Endwave closing price as reported on the Nasdaq Global Market on June 16, 2011 (the trading day immediately prior to the effective time of the Merger (the “Effective Date”)).  GigOptix issued 9,128,502 shares of its common stock in the Merger representing approximately 42.45% of GigOptix’ outstanding common stock. The foregoing amounts take into account reductions in the number of shares issued to employees and directors of Endwave for any applicable withholding requirements for federal, state and other taxes. Endwave stockholders will receive cash for any fractional share of GigOptix common stock that they would otherwise receive in the Merger.

The transaction was accounted for under the purchase method of accounting and, accordingly, the results of operations are included in the accompanying unaudited condensed consolidated statements of operations for all periods or partial periods subsequent to the acquisition date.

The net tangible assets acquired and liabilities assumed in the acquisition were recorded at fair value.  The Company determined the valuation of the identifiable intangible assets using future revenue assumptions and a valuation analysis.  The amounts allocated to the identifiable intangible assets were determined through established valuation techniques accepted in the technology industry.

The fair values of identifiable intangible assets related to customer relationships, customer backlog, developed technology and trade name were determined under the income approach.  The customer relationships were valued using the excess earnings and cost savings methods under the income approach.  The customer backlog was valued using the excess earnings method under the income approach.  The developed technology and trade name were valued using the relief from royalty method under the income approach.  The measurement period is still open and the value of the intangibles is subject to change; however, the fair value of the intangibles is management’s best estimate.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from the transaction with Endwave primarily consisted of  in process research and development and the synergies expected from the merger with Endwave.

The purchase consideration for the merger of approximately $24.2 million consisted of the fair value of 9,128,502 shares of GigOptix common stock issued to Endwave’s stockholders, at a per share price of $2.65, which reflects the closing price of the Company’s common stock as of June 17, 2011.

The total purchase price of $24.2 million was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition as follows (in thousands):

Tangible assets acquired:
Cash and cash equivalents	$8,824
Short-term investments	9,946
Accounts receivable	334
Inventory	1,228
Other current assets	159
Property, plant and equipment	967
Other assets	73
Liabilities assumed:
Accounts payable	(702)
Accrued compensation	(415)
Accrued warranty	(496)
Accrued restructuring	(2,593)
Other current liabilities	(120)
Other long-term liabilities	(124)

Identifiable intangible assets acquired:
Customer relationships	720
Customer backlog	273
Developed technology	1,455
Trade name	83
Goodwill acquired:
Goodwill	4,578
Total purchase price	$24,190

Pro forma financial information

The following table presents the unaudited pro forma financial information for the combined entity of GigOptix and Endwave for the three and six month periods ended July 3, 2011, as if the acquisition had occurred at the beginning of the periods presented after giving effect to certain purchase accounting adjustments (in thousands, except per share amounts):
	Three months ended		Six months ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Net revenue	$8,796	$10,032	$17,695	$20,139
Net loss	$(9,293)	$(4,225)	(16,606)	$(7,695)
Net loss per share - basic and diluted	$(0.45)	$(0.26)	$(0.83)	$(0.48)

These results are presented for illustrative purposes only and are not necessarily indicative of the actual operating results or financial position that would have occurred if the Company and Endwave had been a consolidated entity during the periods presented.

NOTE 6—INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of the following (in thousands):

		July 3, 2011			December 31, 2010
	Weighted-average Life, in Years	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	7.6	$3,277	$(641)	$2,636	$2,557	$(477)	$2,080
Existing technology	6.6	3,783	(1,453)	2,330	2,328	(1,356)	972
Order backlog	0.7	732	(493)	239	459	(459)	-
Patents	6.9	457	(198)	259	457	(158)	299
Trade name	9.0	659	(97)	562	577	(67)	510
Total	6.7	$8,908	$(2,882)	$6,026	$6,378	$(2,517)	$3,861

The amounts shown above include items that GigOptix acquired in its purchase of Endwave in June 2011.  The newly acquired intangibles are comprised of the following (in thousands):

	Amount	Life, in Years
Customer relationships	$720	6
Existing technology	1,455	6
Order backlog	273	0.3
Trade name	83	2
Total	$2,531

For the three and six months ended July 3, 2011 and July 4, 2010, amortization of intangible assets was as follows (in thousands):

	Three months ended		Six months ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Cost of revenue	$106	$140	$172	$284
Selling, general and administrative expense	96	92	193	186
	$202	$232	$365	$470

Estimated future amortization expense related to intangible assets as of July 3, 2011 is as follows (in thousands):

Years ending December 31,
2011 (remaining)	$744
2012	1,011
2013	984
2014	893
2015	893
Thereafter	1,501
Total	$6,026

In addition to its annual review, the Company also performs a review of the carrying value of its intangible assets if the Company believes that indicators of impairment exist. During the second quarter of 2011, there were no factors which indicated impairment. In its review, the Company compares the gross, undiscounted cash flows expected to be generated by the underlying assets against the carrying value of those assets. To the extent such cash flows do not exceed the carrying value of the underlying asset the Company will record an impairment charge for the difference between these asset’s fair value and its carrying value. The Company did not record an impairment charge during the three or six months ended July 3, 2011. The Company performs an impairment analysis of goodwill on an annual basis or if indicators of impairment exist. The Company did not record an impairment of goodwill for the year ended December 31, 2010 and will perform an analysis as of October 31, 2011.

NOTE 7—STOCKHOLDERS’ EQUITY

Common and Preferred Stock

In December 2008, the Company’s stockholders approved an amendment to the Certificate of Incorporation to authorize 50,000,000 shares of common stock of par value $0.001. In addition, the Company is authorized to issue 1,000,000 shares of undesignated preferred stock of $0.001 par value, for which the Board of Directors is authorized to fix the designation, powers, preferences and rights. As of July 3, 2011 and December 31, 2010, there were no shares of preferred stock issued or outstanding.

2008 Equity Incentive Plan

In December 2008, the Company adopted the 2008 Equity Incentive Plan (the “2008 Plan”), for directors, employees, consultants and advisors to the Company or its affiliates. Under the 2008 Plan, 2,500,000 shares of common stock were reserved for issuance upon the completion of the merger with Lumera on December 9, 2008. On January 1 of each year, starting in 2009, the aggregate number of shares reserved for issuance under the 2008 Plan increases automatically by the lesser of (i) 5% of the number of shares of common stock outstanding as of the Company’s immediately preceding fiscal year, or (ii) a number of shares determined by the Board of Directors. The maximum number of shares of common stock to be granted is 21,000,000 shares. Forfeited options or awards generally become available for future awards.

The number of options available for future issuance as of July 3, 2011 was as follows:

Six Months Ended July 3, 2011
Beginning shares available for future grants under 2008 Plan	3,628,992
Automatic increase January 1, 2011	610,513
Less: options granted	(3,360,179)
Add back: options forfeited	482,499
Ending shares authorized for future issuance under 2008 Plan	1,361,825

Under the 2008 Plan, the exercise price of (i) an award is at least 100% of the stock’s fair market value on the date of grant, and (ii) an ISO granted to a 10% stockholder is at least 110% of the stock’s fair market value on the date of grant. Vesting periods for awards are determined by the CEO and generally provide for stock options to vest over a four-year period and have a maximum life of ten years from the date of grant. As of July 3, 2011, 8,280,100 options to purchase common stock were outstanding in the 2008 Plan.

Lumera 2000 and 2004 Stock Option Plan

In December 2008, in connection with the merger with Lumera, the Company assumed the existing Lumera 2000 Equity Incentive Plan and the Lumera 2004 Stock Option Plan (the “Lumera Plan”). All unvested options granted under the Lumera Plan were assumed by the Company as part of the merger. All contractual terms of the assumed options remain the same, except for the converted number of shares and exercise price based on merger conversion ratio of 0.125. As of July 3, 2011, no additional options can be granted under the Lumera Plan, and options to purchase a total of 154,635 shares of common stock were outstanding.

Warrants

During the three months ended April 3, 2011, Bridge Bank exercised 114,286 warrants at an exercise price of $1.75 per share, in a cashless transaction, which resulted in the issuance of 48,496 shares to Bridge Bank.

As of July 3, 2011, a total of 2,235,841 warrants to purchase common stock were outstanding under all warrant arrangements. Many of the warrants have anti-dilution provisions which adjust the number of warrants available to the holder such as, but not limited to, stock dividends, stock splits and certain reclassifications, exchanges, combinations or substitutions. These provisions are specific to each warrant agreement.

On April 8, 2011, GigOptix and the trustees for the DBSI Estate Litigation Trust and the DBSI Liquidating Trust (together “DBSI”) reached an agreement to settle a claim by DBSI against GigOptix. As part of the settlement, GigOptix in April 2011 issued two warrants for a total of 1 million shares of GigOptix common stock, and DBSI surrendered to GigOptix for cancellation all of DBSI’s previously outstanding warrants to purchase 660,473 shares of GigOptix common stock.  The two new warrants will become exercisable six months from the date of issuance.  One of the two new warrants, for 500,000 shares of common stock, has a term of three years and an exercise price of $2.60 per share, and the other warrant, also for 500,000 shares of common stock, has a term of four years and an exercise price of $3.00 per share. The Warrants may be exercised on a “cashless” exercise basis.  For the three and six months ended July 3, 2011, the Company recognized $0 and $1.1 million of expense in connection with the issuance of these warrants.

Stock-based Compensation Expense

The following table summarizes the Company’s stock-based compensation expense for the three and six months ended July 3, 2011 and the three and six months ended July 4, 2010 (in thousands):

	Three months ended		Six months ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Cost of revenue	$14	$4	$27	$5
Research and development expense	288	133	513	203
Selling, general and administrative expense	535	386	973	619
	$837	$523	$1,513	$827

As of July 3, 2011 and July 4, 2010, the total compensation cost not yet recognized in connection with unvested stock options under the Company’s equity compensation plan was approximately $9.2 million and $3.8 million, respectively. These amounts will be amortized on a straight-line basis over a weighted-average period of approximately 3.2 and 2.8 years, respectively.

The Company generally estimates the fair value of stock options granted using a Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, including the options’ expected life and the price volatility of the Company’s underlying stock options. Actual volatility, expected lives, interest rates and forfeitures may be different from the Company’s assumptions, which would result in an actual value of the options being different from estimated. This fair value of stock option grants is amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period.

From time to time the Company also issues stock option grants to directors and employees that have a market condition. In such cases stock options will vest only if the average price of the Company’s stock is at or exceeds a certain price threshold during a specific, previously defined period of time. To the extent that the market condition is not met, the options do not vest and are cancelled. In these cases, the Company cannot use the Black-Scholes model; instead, a binomial model must be used. For certain stock options, the Company utilizes the Monte Carlo simulation technique, which incorporates assumptions for the expected holding period, risk-free interest rate, stock price volatility and dividend yield. Compensation expense is recognized ratably until such time as the market condition is satisfied. Certain stock options granted on March 17, 2010 were classified as option grants having a market condition.

Performance-based Stock Options Granted March 17, 2010

Most stock options that the Company grants to its employees provide for vesting on the basis of time passing, usually over a four-year period.  However, the Company may also grant stock options for which vesting occurs not only on the basis of time passing, but also on the basis of specified company performance criteria being satisfied.  In this case, the Company makes a determination regarding the probability of the performance criteria being achieved and uses a Black-Scholes model to value the options incorporating management’s assumptions for the expected holding period, risk-free interest rate, stock price volatility and dividend yield. Compensation expense is recognized ratably over the vesting period, if it is expected that the performance criteria will be met; if the performance condition is subsequently not satisfied, then all previously recognized expense will be reversed and the options will be cancelled and returned to the pool. On March 17, 2010, the Company’s Board of Directors approved stock option grants, some of which included such performance-based vesting conditions.  On that date, the Company granted 2,382,000 options, of which 1,201,000 are vesting over a four-year period, and the remaining 1,181,000 are vesting on the basis of performance conditions.

The entire grant was comprised of 2,292,000 options to employees and consultants and 90,000 options to board members at an exercise price of $1.95, which was the closing price of GigOptix shares on the date of grant approval. 1,201,000 of these options will vest over 4 years with 25% vesting on the one year anniversary of the grant with the remaining options vesting at a rate of 1/36 per month over the remaining three years. The fair value per share of these options is $1.33, the total expense associated with these options is $1.6 million, and the amount of expense recognized for the three and six months ended July 3, 2011 and July 4, 2010 was as follows:

Three months ended		Six months ended
July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
$92	$79	$179	$94

The remaining performance-based options are vesting as follows:

472,400 shares vested on April 1, 2011 as the result of the average share price during March 2011 being $3.01, which exceeded a $2.50 March 2011 average price per share requirement. The fair value per share of these options is $1.05, and the total expense associated with these options was $496,000.  These options were amortized over one year.

472,400 shares will vest on April 1, 2012 if the average share price during March 2012 is at or above $3.50. The fair value per share of these options is $1.01, and the total expense associated with these options is $477,000.  These options are being amortized over two years.

236,200 shares will vest on April 1, 2013 if the average share price during March 2013 is at or above $5.00. The fair value per share of these options is $1.01, and the total expense associated with these options is $239,000.  These options are being amortized over three years.

For all of the performance-based options granted on March 17, 2010, the amount of expense recognized for the three and six months ended July 3, 2011 and July 4, 2010 was as follows:

Three months ended		Six months ended
July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
$75	$175	$247	$210

The fair value of the Company’s stock options granted to employees was estimated using the following weighted-average assumptions:

	Three months ended		Six months ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Valuation model	Black-Scholes	Black-Scholes	Black-Scholes	Black-Scholes	Lattice-binomial
Expected term	5.00 to 6.25 years	6.00 years	5.00 to 6.25 years	6.00 to 6.25 years	5 years
Expected volatility	70%	75%	70%	75%	75%
Expected dividends	0%	0%	0%	0%	0%
Risk-free interest rate	1.53% to 2.28%	1.98%	1.53% to 2.64%	1.98% to 2.83%	3.70%
Weighted-average fair value	$1.68	$2.19	$1.65	$1.36	$1.03

Expected Term—Expected term used in the Black-Scholes valuation method represents the period that the Company’s stock options are expected to be outstanding and is measured using the technique described in SEC Staff Accounting Bulletin 107.

Expected Volatility—Expected volatility used in the Black-Scholes valuation method is derived from a combination of historical and implied volatility of “guideline” companies selected based on similar industry and product focus. Forfeitures are estimated at the time of grant and are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Stock Option Activity

The following is a summary of option activity for the Company’s equity incentive plans, including both the 2008 Plan and other prior plans for which there are outstanding options but no new grants since the 2008 Plan was adopted:

	Stock Options	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term, Years
Outstanding, December 31, 2010	6,024,201	$2.61
Granted	3,360,179	$2.57
Exercised	(51,026)	$1.38
Forfeited/expired	(445,187)	$3.23
Ending balance, July 3, 2011	8,888,167	$2.61	8.7

Exercisable, July 3, 2011	2,679,777	$3.30	7.5

The above number of options outstanding at July 3, 2011 also includes 200,000 options that the Company’s Board of Directors granted on June 17, 2011 to the Company’s president and chief executive officer.  Of the 200,000 shares, 100,000 were fully vested and exercisable upon grant, and the remaining 100,000 shares will vest and become exercisable, if ever, on December 17, 2011, which vesting is subject to and contingent upon the GigOptix’ board of directors’ sole approval of the satisfactory integration of the merger with Endwave.  The stock option has an exercise price of $2.65 per share, which was the price per share at which the Company’s common stock closed on June 17, 2011.

The aggregate intrinsic value of options outstanding, based on the fair value of the underlying stock options as of July 3, 2011 and July 4, 2010 was approximately $2.3 million and $1.9 million, respectively. The aggregate intrinsic value reflects the difference between the exercise price of the underlying stock options and the Company’s closing stock price of $2.01 as of July 3, 2011 and $1.80 as of July 4, 2010.

NOTE 8—LINE OF CREDIT

On April 23, 2010, the Company entered into a loan and security agreement with Silicon Valley Bank. Pursuant to the loan and security agreement, the Company is entitled to borrow from Silicon Valley Bank up to $3.0 million, based on 80% of eligible accounts receivable subject to limits based on the Company’s eligible accounts as determined by Silicon Valley Bank (“Revolving Loan”). Interest on extensions of credit under the Revolving Loan is equal to the prime rate of Silicon Valley Bank, which at July 3, 2011 was 4.0% per annum, plus 1.5% per annum, and at December 31, 2010 was 4.0% per annum, plus 1.5% per annum (“Applicable Rate”). In addition, a monthly collateral handling fee of 0.30% per each gross financed account receivable shall apply (“Collateral Handling Fee”). If the Company achieves certain quarterly financial performance targets as stated in the loan and security agreement, the Applicable Rate and the Collateral Handling Fee shall be reduced to the prime rate of Silicon Valley Bank plus 1.0% per annum and 0.20%, respectively. The Company used the Revolving Loan to replace the revolving accounts receivable credit line with Bridge Bank. With the initial funding by Silicon Valley Bank of the Revolving Loan, the Company terminated the loan and security agreement with Bridge Bank, which is discussed below. The loan and security agreement also contains events of default customary for credit facilities of this type, including, among other things, nonpayment of principal or interest when due. The loan and security agreement will expire on April 23, 2012. The amount outstanding on the line of credit on July 3, 2011 was $807,000.  Between July 4, 2011 and July 15, 2011, the Company repaid the entire $807,000 to Silicon Valley Bank.

Pursuant to the loan and security agreement, Silicon Valley Bank is making available a term loan in an amount of up to $400,000, subject to the satisfaction of terms and conditions of the loan and security agreement, which can be drawn down one time for the purpose of refinancing outstanding obligations to Agility Capital. The term loan is repayable in eighteen equal monthly installments and interest is fixed at a rate per annum of 9.0%. The Company used the proceeds of the term loan to pay off the loan and terminate the loan agreement with Agility Capital. The amount outstanding on the term loan on July 3, 2011 was $70,000.  The weighted average interest rate on loans outstanding at July 3, 2011 was 11.0%

The loan and security agreement with Silicon Valley Bank is secured by all of the Company’s assets, including all accounts, equipment, inventory, receivables, and intangibles. The loan and security agreement contains certain restrictive covenants that will impose significant operating and financial restrictions on the Company’s operations, including, but not limited to:

•
Merge or consolidate, or permit any of the Company’s subsidiaries to merge or consolidate, with or into any other business organization, or acquire, or permit any of the Company’s subsidiaries to acquire, all or substantially all of the capital stock or property of another person;

•	Create, incur, assume or be liable for any indebtedness, other than certain indebtedness permitted under the loan and security agreement; or

•	Pay any dividends or make any distribution or payment on, or redeem, retire, or repurchase, any capital stock.

The acquisition of Endwave required, and Silicon Valley Bank provided, a waiver of the anti-merger provision in our loan and security agreement.

In connection with the loan and security agreement, the Company granted Silicon Valley Bank (i) a warrant to purchase 125,000 shares of the Company’s common stock at an exercise price equal to $4.00 per share (the “Warrant”), and (ii) a warrant to purchase a second tranche of up to 100,000 shares of the Company’s common stock which would vest 15,000 shares per month incrementally beginning September 1, 2010 (although the last monthly incremental vesting amount shall be 10,000 shares) at an exercise price equal to the closing market price on each date of vesting (“Second Tranche Warrant”), provided that in the event that either the Company closes an equity investment of at least $4.0 million or the Company has been EBITDA positive for the preceding three months, then vesting would cease, and all unvested shares under the Second Tranche Warrant would lapse. In July 2010, the Company satisfied the requirements of closing an equity investment of at least $4.0 million and the Second Tranche Warrant expired. The Warrant includes anti-dilution provisions and “piggy-back” registration rights permitting registration in a future public offering. The shares underlying the Warrant were registered on a Registration Statement on Form S-1 that was declared effective by the Securities and Exchange Commission on July 2, 2010. The Warrant may either be (i) converted, on a cashless, net settlement basis, based on the fair market value as determined pursuant to the terms of the Warrant, or (ii) exercised by delivering a duly executed notice of exercise. The Warrant has a term of seven years; the fair value of the Warrant has been determined using a Black-Scholes option-pricing model. The full fair value of the Warrant has been classified as a non-current asset and as equity on the balance sheet and is being amortized over two years; amortization during the three and six months ended July 3, 2011 was $47,000 and $93,000. The balance of the asset as of July 3, 2011 was $142,000.

In November 2009, the Company entered into a loan and security agreement with Bridge Bank (“Credit Agreement”) under which the Company could borrow up to $4.0 million, based on net eligible accounts receivable. On January 29, 2010, the Company entered into a loan agreement for a secured line of credit facility (“Secured Credit Facility”) with Agility Capital, LLC (“Agility Capital”) to pay for transaction expenses incurred by the Company in its acquisition of ChipX. In connection with the Credit Agreement and the Secured Credit Facility, the Company issued warrants to both Bridge Bank and Agility Capital. Certain provisions in the warrant agreements provided for “down round” protection if the Company raised equity capital at a per share price which was less than the per share price of the warrants.

On February 25, 2011, Agility Capital net share exercised both of the warrants issued to it. On March 23, 2011 Bridge Bank net share exercised 114,286 warrants granted to it on November 12, 2009.

The following table summarizes the warrants subject to liability accounting:

									Three Months Ended July 3, 2011	Six Months Ended July 3, 2011
Holder	Original Warrants	Adjusted Warrants	Grant Date	Expiration Date	Price per Share	Fair Value July 3, 2011	Fair Value December 31, 2010	Change	Change in Fair Value	Exercise of Warrants	Change in Fair Value	Total Change	Related Agreement
Bridge Bank	59,773	114,286	11/12/2009		$1.75	$-	$240,000	$(240,000)		$(240,000)		$(240,000)	Credit Agreement
Bridge Bank	20,000	22,671	4/7/2010	7/7/2017	3.32	24,000	42,000	(18,000)	$(13,000)		(18,000)	(18,000)	Credit Agreement
Agility Capital	71,429	85,714	1/29/2010		1.75	-	180,000	(180,000)		(180,000)		(180,000)	Secured Credit Facility
Agility Capital	25,000	28,571	4/5/2010		1.75	-	60,000	(60,000)		(60,000)		(60,000)	Secured Credit Facility
Total	176,202	251,242				$24,000	$522,000	$(498,000)	$(13,000)	$(480,000)	$(18,000)	$(498,000)

NOTE 9—RESTRUCTURING

In December 2009, the Company adopted a plan to reduce the size of its facilities in Bothell, Washington. The Company reduced the amount of square footage it occupies from approximately 32,000 square feet to approximately 12,000 square feet and recognized restructuring expense of $0.5 million for expenses incurred through January 2011 for the unoccupied space. The existing lease on the facility expires in March 2013.  The Company paid out the remaining $28,000 balance related to unoccupied space in Bothell in January 2011.

During the three months ended April 4, 2010 the Company decided to close its R&D design center in Haifa, Israel which was acquired as part of the merger with ChipX in 2009. The Company took a restructuring charge of $428,000 to account for employee severance of $196,000, future facility rent expense of $61,000 for the remainder of the lease term through the end of fiscal 2010, a write-down of fixed assets of $121,000, and accounting and legal expenses of approximately $50,000. The Company did not make any payments during the three months and six months ended July 3, 2011 in connection with the restructuring.

On June 17, 2011, the Company completed its acquisition of Endwave Corporation.  The net tangible assets acquired and liabilities assumed in the acquisition were recorded at fair value and included an accrued restructuring liability of $1.8 million.  These charges include restructuring activities for severance, benefits, payroll taxes and facilities charges and the payments are expected to be substantially completed by the end of the fourth quarter of 2011.

The following is a summary of restructuring plans activity (in thousands):

		Israel Restructuring				Endwave Restructuring
	Bothell Excess Space	Severance	Legal and Accounting	Israel Subtotal	GigOptix U.S. Severance	Severance	Facilities	Endwave Subtotal	Grand Total
Balance, December 31, 2010	$28	$21	$13	$34	$-	$-	$-	$-	$62
Charges	-	-	-	-	-	-	-	-	-
Uses	(28)	-	-	-	-	-	-	-	(28)
Balance, April 3, 2011	-	21	13	34	-	-	-	-	34
Charges	-	-	-	-	5	2,395	197	2,592	2,597
Uses	-	-	-	-	-	(827)	(13)	(840)	(840)
Balance, July 3, 2011	$-	$21	$13	$34	$5	$1,568	$184	$1,752	$1,791

NOTE 10—INCOME TAXES

The Company recorded a provision for income taxes of $7,000 and $12,000 for the three and six months ended July 3, 2011, respectively, and $24,000 for both the three and six months ended July 4, 2010, respectively. The Company’s effective tax rate was less than 1% for all of these periods. The income tax provision for the three and six months ended July 3, 2011 was due primarily to state and foreign income taxes due and to losses in all tax jurisdictions, and a full valuation allowance against such losses. There are sufficient net operating losses carried forward to offset the taxable income generated in Switzerland. The income tax provision for the three and six months ended July 4, 2010 was due to a franchise tax liability in the state of Texas based on revenues as opposed to income.

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such a determination, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. In order to support a conclusion that a valuation allowance in not needed, positive evidence of sufficient quantity and quality is necessary to overcome negative evidence. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding realization of the asset including lack of profitability through July 3, 2011 and the uncertainty over future operating profitability and taxable income. The Company will continue to evaluate the potential realization of the deferred tax assets on a quarterly basis.

The Company is subject to income taxes in the U.S. federal jurisdiction and various U.S. state and foreign jurisdictions. All tax years since inception are open and may be subject to potential examination in one or more jurisdictions.

NOTE 11—SEGMENT AND GEOGRAPHIC INFORMATION

The Company has determined that it operates as a single operating and reportable segment. The following tables reflect the results of the Company’s reportable segment consistent with the management system used by the Company’s chief operating decision maker. The Company’s Chief Executive Officer is the chief operating decision maker.

The following table summarizes revenue by geographic region (in thousands):

	Three months ended				Six months ended
	July 3, 2011		July 4, 2010		July 3, 2011		July 4, 2010
North America	$3,488	46%	$3,501	56%	$7,972	52%	$6,000	52%
Asia	2,633	35%	1,558	25%	4,138	27%	2,841	25%
Europe	1,391	18%	1,220	19%	3,035	20%	2,580	22%
South America	107	1%	-	0%	136	1%	131	1%
	$7,619	100%	$6,279	100%	$15,281	100%	$11,552	100%

The Company determines geographic location of its revenue based upon the destination of shipments of its products.

During the three months ended July 3, 2011, the United States and Japan accounted for 43.9% and 13.7% of the Company’s total revenue.  During the six months ended July 3, 2011, the United States and Japan accounted for 50.1% and 13.2% of the Company’s total revenue.

During the three months ended July 4, 2010, the United States and Japan accounted for 56% and 12% of total revenue, respectively. During the six months ended July 4, 2010, the United States and France accounted for 52% and 10% of total revenue, respectively.  No other countries accounted for more than 10% of the Company’s consolidated revenue during the periods presented.

The following table summarizes long-lived assets by country (in thousands):

	July 3, 2011	December 31, 2010
United States	$3,932	$3,001
Switzerland	1,112	716
	$5,044	$3,717

Long-lived assets, comprised of property and equipment, are reported based on the location of the assets at each balance sheet date.

NOTE 12—COMMITMENTS AND CONTINGENCIES

Commitments

Leases

The Company leases its domestic and foreign sales offices under non-cancelable operating leases. These leases contain various expiration dates and renewal options.  The Company also leases certain software licenses under operating leases. Total facilities rent expense for the three and six months ending July 3, 2011 was $172,000 and $303,000, respectively, and for the three and six months ended July 4, 2010 was $100,000 and $225,000, respectively.

In June 2011, the Company entered into a facilities lease for its offices in San Jose, California occupied by Endwave prior to GigOptix’ acquisition of Endwave.  The lease period will begin in September 2011 and will continue through February 2017.  Total base rent under the lease will be $1.5 million.

Aggregate non-cancelable future minimum rental payments under capital and operating leases are as follows (in thousands):

Years ending December 31,	Capital Leases	Operating Leases
2011 (remainder of year)	$200	$440
2012	400	895
2013	400	852
2014	305	353
2015	-	320
Thereafter	-	396
Total minimum lease payments	1,305	$3,256
Less: Amount representing interest	(291)
Total capital lease obligations	1,014
Less: current portion	(263)
Long-term portion of capital lease obligations	$751

Legal Contingencies

From time to time, the Company may become involved in legal proceedings, claims and litigation arising in the ordinary course of business. When the Company believes a loss is probable and can be reasonably estimated, the Company accrues the estimated loss in the consolidated financial statements. Where the outcome of these matters is not determinable, the Company does not make a provision in the financial statements until the loss, if any, is probable and can be reasonable estimated or the outcome becomes known.

NOTE 13—RELATED PARTY TRANSACTIONS

During the three and six months ended July 3, 2011, the Company had sales to National Instruments of approximately $315,000 and $797,000, respectively. During the three and six months ended July 4, 2010, we had sales to National Instruments of approximately $407,000 and $694,000, respectively.  The accounts receivable balance from National Instruments at July 3, 2011 was $152,000 and National Instruments currently holds 1,066,270 shares of GigOptix common stock.

NOTE 14—RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard update, which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. The Company will adopt this standard in the first quarter of 2012 and are currently evaluating its impact on the Company’s financial statements and disclosures.

In June 2011, the FASB issued a new accounting standard, which eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, an entity will be required to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The standard is effective for fiscal years beginning after December 15, 2011. The Company will adopt this standard in the first quarter of 2012.

NOTE 15—SUBSEQUENT EVENTS

Properties

During the third quarter of 2011, GigOptix exited its facilities in Palo Alto, California and moved its headquarters to San Jose, California, the former headquarters for Endwave.  Remaining amounts due to the landlord are included in operating lease amounts in Note 12.  GigOptix entered into a lease for the San Jose property during the second quarter of 2011, and the future lease payments are included in the Company’s future operating lease schedules.  See additional discussion in Note 12, Commitments and Contingencies.

Repayment of Line of Credit

Between July 4, 2011 and July 15, 2011, GigOptix paid in full the $807,000 line of credit balance that was owed to Silicon Valley Bank at July 3, 2011.  See additional discussion in Note 8, Line of Credit.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes included elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2010. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2010 and this Quarterly Report on Form 10-Q. We assume no obligation to update the forward-looking statements or such risk factors.

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

The following sets forth GigOptix’ significant corporate and product milestones:

•	In 2007, GigOptix LLC was formed and received initial funding.

•	GigOptix LLC acquired the assets of iTerra Communications LLC in July 2007 and Helix Semiconductors AG in January 2008.

•	In March 2008, GigOptix, Inc. was formed to facilitate a combination with Lumera Corporation. The combined company began trading on the OTCBB under the symbol GGOX in December 2008.

•	In November 2009, GigOptix acquired ChipX.

•	In June 2011, GigOptix acquired Endwave Corporation.

GigOptix focuses on the specification, design, development and sale of analog semiconductor ICs, MCMs, polymer modulators, and analog and mixed signal custom ASICs. GigOptix believes that it is an industry leader in the fast growing market for electronic solutions that enable high-bandwidth optical connections found in telecom systems, data-com and storage systems, and, increasingly, in consumer electronics and computing systems.

GigOptix’ products fall into the following main categories:

•	Laser and modulator Driver ICs and MCMs;

•	Transimpedance and Limiting Amplifier ICs

•	Optical Modulators;

•	Radio Frequency (“RF”) Amplifiers, Semiconductor Devices and Modules; and

•	Custom analog and mixed signal ASICs.

These products are capable of performing in various applications, demanding a wide range of data processing speeds, from consumer electronics, which perform at data processing speeds of 3Gbps to 10Gbps, to sophisticated ultra-long haul submarine telecommunications systems, which require performance at data processing speeds from 10Gbps and 40Gbps to 100Gbps.

GigOptix markets and sells GigOptix’ products in North America, Asia and Europe and other locations through GigOptix’ direct sales force, distributors and sales representatives. The percentage of GigOptix’ revenue generated from shipments outside North America was approximately 48%, 49% and 51% for the first six months of 2011 and for fiscal 2010 and fiscal 2009, respectively. GigOptix measures sales location by the shipping destination, even if the customer is headquartered in the U.S. GigOptix anticipates that sales to international customers will continue to represent a significant percentage of GigOptix’ revenue.

Customer purchase orders are generally used to establish terms of sale. Because industry practice allows customers to reschedule or cancel orders on relatively short notice, backlog may not be a good indicator of GigOptix’ future revenues. Cancellations of customer orders or changes in product specifications could result in the loss of anticipated sales without allowing us sufficient time to reduce our inventory and operating expenses.

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

GigOptix has incurred negative cash flows from operations since inception. For the six months ended July 3, 2011 and for the years ended December 31, 2010 and 2009, GigOptix incurred net losses of $6.0 million, $4.4 million and $10.0 million respectively, and cash outflows from operations of $1.4 million, $3.8 million and $4.1 million, respectively. As of July 3, 2011 GigOptix had an accumulated deficit of $79.4 million.

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

Due to continued uncertain economic conditions, GigOptix’ current or potential customers may delay or reduce purchases of GigOptix’ products, which would adversely affect GigOptix’ revenues and harm GigOptix’ business and financial results. GigOptix expects its business to be adversely impacted by any future downturn in the U.S. or global economies. In the past, industry downturns have resulted in reduced demand and declining average selling prices for GigOptix’ products which adversely affected GigOptix’ business. GigOptix expects to continue to experience these adverse business conditions in the event of further downturns.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued a new accounting standards update, which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. We will adopt this standard in the first quarter of 2012 and are currently evaluating its impact on our financial statements and disclosures.

In June 2011, the FASB issued a new accounting standards update, which eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, an entity will be required to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The standard is effective for fiscal years beginning after December 15, 2011. We will adopt this standard in the first quarter of 2012.

Results of Operations

Revenue

Revenue for the periods reported was as follows (in thousands, except percentages):

	Three months ended		Six months ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Product	$7,601	$5,524	$14,653	$10,658
Government contract	18	755	628	894
Total revenue	$7,619	$6,279	$15,281	$11,552
Increase period over period	$1,340		$3,729
Percentage increase, period over period	21%		32%

Revenue for the three months ended July 3, 2011 was $7.6 million, an increase of $1.3 million, or 21%, compared with $6.3 million for the three months ended July 4, 2010.  The increase in revenue was primarily due to an increase in product revenue which includes revenue derived from the Endwave acquisition in June 2011.  This increase was partially offset by a decrease in billings under government contracts of $0.7 million.

Revenue for the six months ended July 3, 2011 was $15.3 million, an increase of $3.7 million, or 32%, compared with $11.6 million for the six months ended July 4, 2010.  The increase in revenue was primarily due to an increase in product revenue which included revenue derived from the Endwave acquisition in June 2011.

Gross Profit

Gross profit consists of revenue less cost of revenue. Cost of revenue consists primarily of the costs to manufacture saleable chips, including outsourced wafer fabrication and testing, and amortization expense of certain intangible assets.

Cost of revenue and gross profit for the periods presented was as follows (in thousands, except percentages):

Cost of Revenue	Three months ended		Six months ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Product	$3,798	$2,621	$7,449	$5,222
Government contract	-	158	180	252
Total cost of revenue	$3,798	$2,779	$7,629	$5,474
Percentage of revenue	50%	44%	50%	47%
Increase period over period	$1,019		$2,155
Percentage increase, period over period	37%		39%

Gross Profit	Three months ended		Six months ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Product	$3,803	$2,903	$7,204	$5,436
Government contract	18	597	448	642
Total gross profit	$3,821	$3,500	$7,652	$6,078
Gross margin	50%	56%	50%	53%
Increase, period over period	$321		$1,574
Percentage increase, period over period	9%		26%

Gross profit for the three months ended July 3, 2011 was $3.8 million, or 50% of revenue, compared to $3.5 million, or 56% of revenue for the three months ended July 4, 2010.  The increase in gross profit is due to a $1.3 million increase in total revenue from Q2 2010 to Q2 2011.  The decrease in gross margin from 56% to 50% is primarily due to a decrease of $737,000 in billings associated with government contracts, which typically carry a higher gross margin percentage than product revenue.

Gross profit for the six months ended July 3, 2011 was $7.7 million, or 50% of revenue, compared to $6.1 million, or 53% of revenue for the six months ended July 4, 2010.  The increase in gross profit is due to a $3.7 million increase in total revenue in 2011 as compared to 2010.  The decrease in gross margin is due to reduced billings from government contracts which typically carry a higher gross margin as well as the impact of a change in product mix.

Research and Development Expense

Research and development expenses are expensed as incurred. Research and development costs consist primarily of employee compensation, consulting and engineering design, non-capitalized tools and equipment depreciation.

Research and development expense for the periods presented was as follows (in thousands, except percentages):

	Three months ended		Six months ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Research and development expense	$3,074	$2,124	$5,464	$4,204
Percentage of revenue	40%	34%	36%	36%
Increase, period over period	950		1,260
Percentage increase, period over period	45%		30%

For the three months ended July 3, 2011 and July 4, 2010, research and development expense was $3.1 million and $2.1 million, respectively.  For the six months ended July 3, 2011 and July 4, 2010, research and development expense was $5.5 million and $4.2 million, respectively.

For the three months ended July 3, 2011, research and development expense increased by $950,000, or 45%, in comparison to the prior year period.  Of the increase, $321,000 was due to a 9% increase in headcount and the restoration of salary rates that had previously been reduced.  Another $374,000 of the increase was due to increased depreciation on new equipment purchases, and increases in subscription software and R&D materials and supplies.  Stock-based compensation increased by $155,000, and the addition of Endwave to our operations in June 2011 added $137,000.

For the six months ended July 3, 2011, research and development expense increased by $1.3 million, or 30%, in comparison to the prior year period.  Of the increase, $374,000 was due to an increase in headcount and the restoration of salary rates that had previously been reduced.  Another $857,000 of the increase was due to increased depreciation on new equipment purchases, and increases in subscription software and R&D materials and supplies.  Stock-based compensation increased by $324,000, and the addition of Endwave to our operations in June 2011 added $137,000.  Finally, the growth of R&D activities supporting manufacturing operations resulted in increased charges to cost of revenue, which reduced research and development expense by $666,000.

Selling, General and Administrative Expense

Selling, general and administrative expenses consist primarily of salaries and benefits for management, marketing and administration personnel, as well as fees for consultants.

Selling, general and administrative expense for the periods presented was as follows (in thousands, except percentages):

	Three months ended		Six months ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Selling, general and administrative expense	$2,609	$2,540	$5,232	$4,674
Percentage of revenue	34%	40%	34%	40%
Increase period over period	69		558
Percentage increase, period over period	3%		12%

For the three ended July 3, 2011 and July 4, 2010, selling, general and administrative expense was $2.6 million and $2.5 million, respectively.  For the six months ended July 3, 2011 and July 4, 2010, selling, general and administrative expense was $5.2 million and 4.7 million, respectively.  The three month increase was primarily due to $93,000 of additional expenses which resulted from adding Endwave’s staff into GigOptix’ operations in June 2011.

The six month increase was primarily due to a $158,000 increase in sales commissions, a $136,000 increase in professional fees, and $93,000 of additional expenses which resulted from adding Endwave’s staff into GigOptix’ operations in June 2011.

Merger-related Expense

During the three and six months ended July 3, 2011, we incurred $778,000 and $1.9 million of expenses in connection with our June 2011 acquisition of Endwave Corporation.  The amounts primarily include employee retention compensation in connection with the completion of the merger and attorney, accounting and investment banking fees.

Restructuring Expense

Restructuring expense for the periods presented was as follows (in thousands):

	Three months ended		Six months ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Restructuring expense	$(52)	$-	$(52)	$428

During both the three and six months ended July 3, 2011, we recorded a benefit of $52,000 in restructuring expense.  The benefit was the result of a reduction in previously accrued severance benefits.

During the three months ended April 4, 2010 we decided to close our R&D design center in Haifa, Israel which was acquired as part of the merger with ChipX in 2009. We recorded a restructuring charge of $428,000 to account for employee severance of $196,000, future facility rent expense of $61,000 for the remainder of the lease term through the end of fiscal 2010, a write-down of fixed assets of $121,000, and accounting and legal expenses of approximately, $50,000.

During the three months ended July 3, 2011, we made no cash payments in connection with the restructuring of our Bothell, Washington facilities or the 2010 shutdown of the Haifa R&D design center.

During the six months ended July 3, 2011, we made cash payments of $28,000 in connection with the restructuring of our Bothell, Washington facilities, and made no cash payments in connection with the 2010 shutdown of the Haifa R&D design center.

Shareholder Settlement Expense

On April 8, 2011, GigOptix and the trustees for the DBSI Estate Litigation Trust and the DBSI Liquidating Trust (together “DBSI”) reached agreement to settle a claim by DBSI against GigOptix. As part of the settlement, GigOptix in April 2011 issued warrants to DBSI for 1 million shares of common stock. During the three and six months ended July 3, 2011, we recognized $0 and $1.1 million of expense in connection with the issuance of these warrants.

Interest Expense, Net and Other Income (Expense), Net

Interest expense, net and other (income) expense for the periods presented were as follows (in thousands):

	Three months ended		Six months ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Interest expense, net	$(47)	$(118)	$(143)	$(228)
Other income (expense), net	58	(105)	70	(118)
Total	$11	$(223)	$(73)	$(346)

Interest expense for the three and six months ended July 3, 2011 decreased in comparison to the same periods in 2010 due primarily to our no longer having borrowings in 2011 from Bridge Bank and Agility Capital.

Other income during the three and six months ended July 3, 2011 was comprised primarily of foreign exchange gains of $78,000 and $83,000, respectively, which were the result of the impact of the strengthening Swiss Franc in relation to the U.S. dollar on the operations of our Swiss business unit.  Other expense for the three and six months ended July 4, 2010 was comprised primarily of $98,000 of note discount amortization on a loan from Bridge Bank.

Provision for Income Taxes

The provisions for income taxes were $7,000 and $12,000 for the three and six months ended July 3, 2011, respectively, and $24,000 and $24,000 for the three and six months ended July 4, 2010, respectively. Our effective tax rate was less than 1% for all of these periods. The income tax provisions were due primarily to state and foreign income taxes due and to losses in all tax jurisdictions and a full valuation allowance against such losses.

Liquidity and Capital Resources

Cash and cash equivalents and cash flow data for the periods presented were as follows (in thousands):

	July 3, 2011	December 31, 2010
Cash and cash equivalents	$9,136	$4,502

	Six months ended
	July 3, 2011	July 4, 2010
Net cash used in operating activities	(1,416)	(3,979)
Net cash provided by (used in) investing activities	7,757	(41)
Net cash provided by (used in) financing activities	(1,639)	1,233

In July 2010, we sold 2,760,000 shares of common stock in a public offering at a price of $1.75 per share. Gross proceeds from the sale were $4.8 million from which we received net proceeds of $3.9 million after deducting total expenses of the offering.

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

Pursuant to the loan and security agreement, Silicon Valley Bank also is making available a term loan in an amount up to $400,000, subject to the satisfaction of terms and conditions of the loan and security agreement, which can be drawn down one time for the purpose of refinancing our outstanding obligations to Agility Capital (we previously disclosed these obligations to Agility Capital on our Current Report on Form 8-K filed on February 4, 2010). The term loan is repayable in eighteen equal monthly installments and interest is fixed at a rate per annum equal to 9.00%. With the funding by Silicon Valley Bank of the Term Loan, we terminated our loan agreement with Agility Capital. Between July 4, 2011 and July 15, 2011 we repaid in full the line of credit with Silicon Valley Bank.

The loan and security agreement with Silicon Valley Bank is secured by all of our assets, including all accounts, equipment, inventory, receivables, and general intangibles.

On January 29, 2010, we entered into a loan agreement for a secured line of credit facility (“Secured Credit Facility”) with Agility Capital, LLC (“Agility Capital”) to pay for transaction expenses we incurred in our acquisition of ChipX. The Secured Credit Facility provided that we may borrow one advance of up to $500,000 and had a maturity date of December 1, 2010. Borrowings incurred interest at 14.0% per annum. Beginning March 1, 2010, and on the first day of each month thereafter, $50,000 plus accrued but unpaid interest was to be paid to Agility Capital, and all amounts outstanding on December 1, 2010 were due and payable at that time. On April 28, 2010, we paid Agility Capital $404,000 to fully repay our liabilities covering principal and accrued interest related to our short-term loan, and the Secured Credit Facility was terminated.

On April 28, 2010 we paid Bridge Bank approximately $1.6 million to fully repay our liabilities covering principal, accrued interest, and various fees related to our line of credit. On April 28, 2010 we paid Agility Capital $404,000 to fully repay our liabilities covering principal and accrued interest related to our short-term loan.

On June 17, 2011 we completed our merger with Endwave Corporation, which resulted in Endwave becoming our wholly-owned subsidiary. Under the terms of the Merger Agreement, all outstanding shares of Endwave common stock, including those issuable upon settlement of outstanding restricted stock units, and outstanding in-the-money Endwave stock options, were converted into shares of our common stock such that immediately after the Merger, such shares represented approximately 42.45% of all outstanding shares of our common stock. On the effective date of the acquisition, GigOptix issued 9,128,502 shares of GigOptix common stock to holders of Endwave common stock, restricted stock units and in-the-money stock options.  Our total expenses in connection with the Endwave transaction, which were approximately $1.9 million, were comprised of legal, accounting, investment banking and printing fees, and employee expenses.  As a result of this transaction we received approximately $18.8 million of cash and cash equivalents.

Operating Activities

Operating activities used cash of $1.4 million during the six months ended July 3, 2011 and resulted primarily from a net loss of $6.0 million, offset by depreciation and amortization of $1.3 million, stock-based compensation of $1.5 million, non-cash litigation expense of $1.1 million and a decrease in accounts receivable, inventories and other current assets of $1.2 million offset by a decrease in accounts payable and accrued and other current liabilities of $476,000.

Operating activities used cash of $4.0 million during the six months ended July 4, 2010 and resulted from a net loss of $3.6 million, increases in accounts receivables, inventories, prepaids and other assets totaling $1.5 million, and decreases in accounts payable and accrued liabilities of $1.7 million. These uses were partially offset by the following non-cash expenses: depreciation and amortization of $1.4 million, stock based compensation of $827,000, a fixed asset write down of $121,000, the amortization of an acquisition related payment of $300,000 and the amortization of a discount on loan of $152,000.

Investing Activities

Net cash provided by investing activities for the six months ended July 3, 2011 was $7.8 million and consisted of the receipt of $8.8 million as a result of the acquisition of Endwave and a $100,000 reduction in restricted cash, partially offset by $1.2 million of purchases of fixed assets.

Net cash used in investing activities for the six months ended July 4, 2010 was $41,000 and consisted of purchases of fixed assets of $241,000 offset by a decrease in restricted cash of $200,000.

Financing Activities

Net cash used in financing activities during the six months ended July 3, 2011 was $1.6 million and consisted primarily of $2.2 million in net repayments of our line of credit, a $158,000 repayment of our short-term loan with Silicon Valley Bank, and a $114,000 repayment on our capital lease obligation.

Net cash provided by financing activities during the six months ended July 4, 2010 was $1.2 million and consisted of: $56,000 in proceeds from the issuance of common stock and warrants; $1.0 million of net borrowings under our line of credit facilities with Bridge Bank and Silicon Valley Bank; and $335,000 of net borrowings under a term loan with Agility Capital subsequently refinanced by Silicon Valley Bank; partially offset by $103,000 of capital lease payments.

Material Commitments

GigOptix did not have any material commitments for capital expenditures as of July 3, 2011.

Impact of Inflation and Changing Prices on Net Sales, Revenue and Income

Inflation and changing prices have not had a material impact on our revenue and income during the periods and at balance sheet dates presented in this report.

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

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

Our management, including our CEO and CFO, is responsible for establishing and maintaining our disclosure controls and procedures. Our CEO and CFO have evaluated the effectiveness of our disclosure controls and procedures as of July 3, 2011. In light of the material weaknesses set forth below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of that date. Notwithstanding the material weaknesses described below, our management performed additional analyses, reconciliations and other post-closing procedures and has concluded that our consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States.

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

Changes in Internal Control

In response to the material weaknesses discussed above, during the three months ended July 3, 2011 we hired a new CFO and added more experienced accounting personnel.

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

On October 31, 2008, Endwave filed a complaint with the Canadian Superior Court in Montreal, Quebec alleging that Advantech Advanced Microwave Technologies Inc., or Advantech, the parent company of Allgon Microwave Corporation AB, or Allgon, had breached its contractual obligations with Endwave and owes it $994,500 for amounts outstanding under a note receivable and for purchased inventory and authorized finished goods purchase orders. By virtue of the acquisition of Endwave, we have assumed this litigation. The litigation is at an early stage, and a trial date has been set for February 2013; we cannot predict the outcome of these proceedings.

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

On April 25, 2011, GigOptix filed a complaint in the Superior Court of Santa Clara County, California, against five former employees of GigOptix who left in 2009 and 2010 to launch a competing company, Optomai, Inc.  The former employees were responsible for the development and promotion of products for 40G and 100G fiber optic networks, among other products, and their new company, Optomai, Inc., began marketing such products in April 2011.  On the day GigOptix filed suit, M/A-COM Technology Solutions, Inc. (MACOM) announced that it has acquired Optomai and MACOM has since been added to the suit as a defendant.  GigOptix’ complaint seeks damages and injunctive relief for misappropriation of trade secrets and breach of the former employees’ contractual and legal obligations to GigOptix.  The litigation is at an early stage; no discovery has occurred, and no trial date has been set.

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

GigOptix has incurred negative cash flows from operations since inception. For the six months ended July 3, 2011 and for the years ended December 31, 2010 and 2009, GigOptix incurred net losses of $6.0 million, $4.4 million and $10.0 million, respectively, and cash outflows from operations of $1.4 million, $3.8 million and $4.1 million, respectively. As of July 3, 2011, GigOptix had an accumulated deficit of $79.4 million. GigOptix expects development, sales and other operating expenses to increase in the future as it expands its business. If GigOptix’ revenue does not grow to offset these expected increased expenses, it may not be profitable. In fact, in future quarters GigOptix may not have any revenue growth and its revenues could decline. Furthermore, if GigOptix’ operating expenses exceed expectations, financial performance will be adversely affected and it may continue to incur significant losses in the future.

GigOptix may require additional capital to continue to fund its operations. If GigOptix needs but does not obtain additional capital, it may be required to substantially limit operations.

GigOptix may not generate sufficient cash from its operations to finance its anticipated operations for the foreseeable future from such operations. Although consummation of the merger with Endwave has  improved GigOptix’ cash position and mitigated GigOptix’ near-term liquidity needs, it is anticipated that GigOptix may need to use cash for its capital needs. GigOptix could require additional financing sooner than expected if it has poor financial results, including unanticipated expenses, or an unanticipated drop in projected revenues. Such financing may be unavailable when needed or may not be available on acceptable terms. If GigOptix raises additional funds by issuing equity or convertible debt securities, the percentage ownership of its current stockholders will be reduced, and these securities may have rights superior to those of its common stock. If adequate funds are not available to satisfy either short-term or long-term capital requirements, or if planned revenues are not generated, GigOptix may be required to limit its operations substantially. These limitations of operations may include a possible sale or shutdown of portions of its business, reductions in capital expenditures and reductions in staff and discretionary costs.

GigOptix has incurred negative cash flows from operations since inception. For the six months ended July 3, 2011 and for the years ended December 31, 2010 and 2009, GigOptix incurred net losses of $6.0 million, $4.4 million and $10.0 million, respectively, and cash outflows from operations of $1.4 million $3.8 million and $4.1 million, respectively. As of July 3, 2011, GigOptix had an accumulated deficit of $79.4  million. GigOptix has incurred significant losses since inception, attributable to GigOptix’ efforts to design and commercialize GigOptix’ products. GigOptix has managed GigOptix’ liquidity during this time through a series of cost reduction initiatives and through increasing GigOptix’ line of credit with GigOptix’ bank.   Following GigOptix’ acquisition of Endwave, the Company had $18.3 million in cash and short-term investments as of July 3, 2011.  However,  while the Company has additional cash available, GigOptix’ ability to continue as a going concern is dependent on many events outside of GigOptix’ direct control, including, among other things, obtaining additional financing either privately or through public markets and consumers purchasing GigOptix’ products in substantially higher volumes. During 2010, GigOptix raised approximately $3.9 million in additional equity capital from institutional investors.

GigOptix could suffer unrecoverable losses on GigOptix’ customers’ accounts receivable, which would adversely affect GigOptix’ financial results.

GigOptix’ operating cash flows are dependent on the continued collection of receivables. GigOptix’ accounts receivable as of July 3, 2011 decreased by $352,000 or 7% compared to the balance at December 31, 2010. GigOptix could suffer additional accounting losses as well as a reduction in liquidity if a customer is unable to pay. A significant increase in uncollectible accounts would have an adverse impact on GigOptix’ business, liquidity and financial results.

GigOptix’ business is subject to foreign currency risk.

Sales to customers located outside of the United States comprised 50% and 48% of GigOptix’ revenue for the six months ended July 3, 2011 and July 4, 2010, respectively. In addition, GigOptix has a subsidiary overseas (Switzerland) that records its operating expenses in a foreign currency. Because sales of GigOptix’ products have been denominated to date primarily in U.S. dollars, increases in the value of the U.S. dollar could increase the price of GigOptix’ products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales and profitability in that country. Future international activity may result in increased foreign currency denominated sales. Gains and losses on the conversion to U.S. dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in GigOptix’ results of operations. GigOptix currently does not have hedging or other programs in place to protect against adverse changes in the value of the U.S. dollar as compared to other currencies to minimize potential adverse effects.

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

While on July 15, 2011, the Company paid off the remaining balance on this line of credit, if GigOptix makes future borrowings, a failure to comply with the covenants contained in GigOptix’ loan and security agreement could result in an event of default under the agreement that, if not cured or waived, could result in the acceleration of the indebtedness and have a material adverse effect on GigOptix’ business, financial condition and results of operations.

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

The cost savings estimates expected to result from the merger do not include one-time adjustments that GigOptix will record in connection with the merger. In addition, the estimates are based upon assumptions by the management of GigOptix concerning a number of factors, including operating efficiencies, the consolidation of functions, and the integration of operations, systems, marketing methods and procedures. These assumptions are uncertain and are subject to significant business, economic and competitive conditions that are difficult to predict and often beyond the control of management.

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

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIGOPTIX, INC.

Date: August 15, 2011	/S/ AVI S. KATZ
Dr. Avi S. Katz Chief Executive Officer and Chairman of the Board

Date: August 15, 2011	/S/ Curt P. Sacks
Curt P. Sacks Chief Financial Officer