Form 10-Q
period 2011-10-02
GigOptix, Inc.
filed 2011-11-15
CIK 1432150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2011

or

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

The number of shares of Common Stock outstanding as of November 4, 2011, the most recent practicable date prior to the filing of this Quarterly Report on Form 10-Q, was 21,513,745 shares.

PART I
FINANCIAL INFORMATION
GIGOPTIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	October 2, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$9,985	$4,502
Short-term investments	6,207	-
Accounts receivable, net	5,386	5,366
Inventories	2,533	1,609
Prepaid and other current assets	615	405
Total current assets	24,726	11,882
Property and equipment, net	4,855	3,717
Intangible assets, net	5,569	3,861
Goodwill	11,985	7,407
Restricted cash	258	356
Other assets	251	653
Total assets	$47,644	$27,876

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,396	$2,960
Accrued and other current liabilities	5,366	4,823
Accrued restructuring	939	-
Line of credit and term loan	1,012	3,226
Total current liabilities	11,713	11,009
Pension liabilities	219	211
Other long term liabilities	1,246	1,266
Total liabilities	13,178	12,486
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of October 2, 2011 and December 31, 2010	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; 21,513,784 and 12,210,264 shares issued and outstanding as of October 2, 2011 and December 31, 2010, respectively	22	12
Additional paid-in capital	116,618	88,553
Accumulated deficit	(82,453)	(73,353)
Accumulated other comprehensive income	279	178
Total stockholders’ equity	34,466	15,390
Total liabilities and stockholders’ equity	$47,644	$27,876

See accompanying Notes to Condensed Consolidated Financial Statements

GIGOPTIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Revenue
Product	$8,363	$5,866	$23,016	$16,525
Government contract	-	1,357	628	2,251
Total revenue	8,363	7,223	23,644	18,776

Cost of revenue
Product	3,709	3,106	11,158	8,329
Government contract	-	305	180	557
Total cost of revenue	3,709	3,411	11,338	8,886
Gross profit	4,654	3,812	12,306	9,890

Research and development expense	3,633	1,852	9,097	6,056
Selling, general and administrative expense	2,769	2,247	7,981	6,921
Restructuring expense	769	-	717	428
Merger-related expense	74	-	1,959	-
Special litigation-related expense	255	-	275	-
Shareholder settlement expense	-	-	1,064	-
Total operating expenses	7,500	4,099	21,093	13,405
Loss from operations	(2,846)	(287)	(8,787)	(3,515)
Interest expense, net	(97)	(105)	(240)	(335)
Other expense, net	(131)	(16)	(61)	(132)
Net loss before income taxes	(3,074)	(408)	(9,088)	(3,982)
(Provision) benefit for income taxes	-	2	(12)	(22)
Net loss	$(3,074)	$(406)	$(9,100)	$(4,004)

Net loss per share - basic and diluted	$(0.14)	$(0.03)	$(0.57)	$(0.39)
Shares used in computing basic and diluted net loss per shares	21,511	11,972	15,888	10,204

See accompanying Notes to Condensed Consolidated Financial Statements

GIGOPTIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended
	October 2,2011	October 3,2010
Cash flows from operating activities:
Net loss	$(9,100)	$(4,004)
Adjustments to reconcile net loss to net cash used in operating activities:	-
Depreciation and amortization	2,495	2,021
Stock-based compensation	2,320	1,189
Non-cash litigation settlement	1,064	-
Write-down of fixed assets	-	121
Amortization of acquisition-related payment	-	450
Amortization of investments	36	-
(Gain)/Loss on sale of assets	-	3
Amortization of discount on loan	-	152
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	295	(481)
Inventories	317	(523)
Prepaid and other current assets	(52)	(200)
Other assets	485	69
Accounts payable	729	(1,259)
Accrued restructuring	(835)	-
Accrued and other current liabilities	(766)	(1,218)
Net cash used in operating activities	(3,012)	(3,680)
Cash flows from investing activities:
Proceeds from sale and maturity of investments	3,700	-
Purchases of property and equipment	(1,840)	(971)
Net cash received in the acquisition of Endwave	8,824	-
Change in restricted cash	99	200
Net cash provided by (used in) investing activities	10,783	(771)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	38	4,076
Proceeds from line of credit	5,978	12,977
Proceeds from short-term loan	-	900
Repayment of line of credit	(7,989)	(11,502)
Repayment of short-term loan	(203)	(579)
Repayment of capital lease	(220)	(157)
Net cash provided by (used in) financing activities	(2,396)	5,715
Effect of exchange rates on cash and cash equivalents	108	5
Net increase (decrease) in cash and cash equivalents	5,483	1,269
Cash and cash equivalents at beginning of period	4,502	3,583
Cash and cash equivalents at end of period	$9,985	$4,852
Supplemental disclosure of cash flow information
Interest paid	$254	$213
Income tax paid	$-	$-
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

On June 17, 2011, GigOptix completed its acquisition of Endwave Corporation (“Endwave”) pursuant to the terms of the Agreement and Plan of Merger, dated as of February 4, 2011 (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, upon the consummation of the Merger, each outstanding share of Endwave common stock converted into the right to receive approximately 0.908 shares of GigOptix common stock.  GigOptix issued a total of 9,128,502 shares of its common stock in the Merger representing approximately 42.45% of GigOptix’ outstanding common stock. The foregoing amounts take into account reductions in the number of shares issued to employees and directors of Endwave for any applicable withholding requirements for federal, state and other taxes.   More specifically, 9,060,740 shares of GigOptix common stock were issued to the holders of Endwave common stock, 46,081 shares of GigOptix common stock were issued to holders of Endwave restricted stock units, and 21,681 shares of GigOptix common stock were issued to the holders of options to purchase Endwave common stock with an exercise price less than $2.08, the Endwave closing price as reported on the Nasdaq Global Market on June 16, 2011 (the trading day immediately prior to the effective time of the Merger (the “Effective Date”)).  The total expenses in connection with the Endwave transaction, which were approximately $2.0 million, were comprised of legal, accounting and banking fees and employee expenses.

Basis of Presentation

The Company’s fiscal year ends on December 31. For quarterly reporting, the Company employs a four-week, four-week, five-week reporting period. The third quarter of 2011 ended on Sunday, October 2, 2011. The third quarter of fiscal 2010 ended on Sunday, October 3, 2010. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.  Endwave’s results of operations and cash flows for the period from June 18, 2011 through October 2, 2011 are included in the condensed consolidated statement of operations for the three and nine months ended October 2, 2011 and the condensed consolidated statement of cash flows for the nine months ended October 2, 2011.  In addition, assets acquired and liabilities assumed from the Endwave acquisition are included in the condensed consolidated balance sheet as of October 2, 2011.

The accompanying unaudited condensed consolidated financial statements as of October 2, 2011 and for the three and nine months ended October 2, 2011 and October 3, 2010, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X, and include the accounts of the Company and all of its subsidiaries. Accordingly, they do not include all of the information and footnotes required by such accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and those related to the acquisition of Endwave) considered necessary for a fair presentation of the Company’s consolidated financial position and operations have been included. The condensed consolidated results of operations for the three and nine months ended October 2, 2011 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2011.

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

NOTE 2—INVESTMENTS

	October 2, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
United States government agencies	$5,605	$1	$-	$5,606
Corporate securities	601	-	-	601
	$6,206	$1	$-	$6,207

At October 2, 2011, the Company had $6.2 million of short-term investments with maturities of less than one year and no long-term investments.  At December 31, 2010, the Company did not have any short-term or long-term investments.

At October 2, 2011, the Company had unrealized gains of $1,000 on its investments in debt securities.  The investments mature during 2011 and 2012. The Company believes that it has the ability to hold these investments until the maturity date.  Realized gains and losses were insignificant for the three and nine months ended October 2, 2011.

The Company periodically reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, credit quality and the Company’s ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.  If the Company believes the carrying value of an investment is in excess of its fair value, and this difference is other-than-temporary, the Company will write down the investment to reduce its carrying value to fair value through a charge to the condensed consolidated statement of operations. See additional discussion in Note 4, Fair Value.

NOTE 3—BALANCE SHEET COMPONENTS

Accounts receivable, net, consisted of the following (in thousands):

	October 2, 2011	December 31, 2010
Billed accounts receivable	$5,294	$4,572
Unbilled accounts receivable	423	965
Allowance for doubtful accounts	(331)	(171)
	$5,386	$5,366

Inventories consisted of the following (in thousands):

	October 2, 2011	December 31, 2010
Raw materials	$954	$609
Work in process	377	250
Finished goods	1,202	750
	$2,533	$1,609

Property and equipment, net consisted of the following (in thousands, except depreciable life):

	Depreciable Life, in Years	October 2, 2011	December 31, 2010
Machinery and equipment	3-5	$8,424	$6,286
Computer software and equipment	2-3	3,467	3,006
Furniture and fixtures	3-10	169	159
Office equipment	3-5	107	107
Leasehold improvements	1-5	165	132
Construction-in-progress	–	304	77
		12,636	9,767
Accumulated depreciation and amortization		(7,781)	(6,050)
Property and equipment, net		$4,855	$3,717

For the three months and nine months ended October 2, 2011, depreciation and amortization expense related to property and equipment was $788,000 and $1.7 million, respectively. For the three and nine months ended October 3, 2010, depreciation and amortization expense related to property and equipment was $412,000 and $1.2 million, respectively. A write down of fixed assets of $121,000 was recorded as part of a restructuring of the Company’s Israel design center during the nine months ended October 3, 2010.   See additional discussion in Note 9, Restructuring.

Accrued and other current liabilities consisted of the following (in thousands):

	October 2, 2011	December 31, 2010
Accrued compensation and related taxes	$1,156	$705
Amounts billed to the U.S. government in excess of approved rates	1,154	1,154
Accrued warranty	530	143
Customer deposits	522	522
Capital lease obligation, current portion	438	239
Deferred revenue	221	568
Accrued legal and audit fees	75	147
Warrants liability	18	522
Other	1,252	823
	$5,366	$4,823

Other long-term liabilities consisted of the following (in thousands):

	October 2, 2011	December 31, 2010
Capital lease obligation	$788	$952
Impaired facilities lease obligation	274	$-
Severance liability in Israel	12	276
Deferred income taxes	172	38
	$1,246	$1,266

NOTE 4—FAIR VALUE

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of October 2, 2011 and December 31, 2010 (in thousands):

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
October 2, 2011:
Assets:
Cash equivalents:
Money market funds	$5,366	$5,366	$-	$-
Short-term investments:
United States government agencies	5,606	-	5,606	-
Corporate securities	601	-	601	-
Subtotal short-term investments	6,207	-	6,207	-
	$11,573	$5,366	$6,207	$-
Current liabilities:
Liability warrants	$18	$-	$-	$18

December 31, 2010:
Current liabilities:
Liability warrants	$522	$-	$-	$522

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

As of October 2, 2011 and December 31, 2010, the Company did not have any significant transfers of investments between Level 1 and Level 2.

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

Liability Warrants

In connection with the November 2009 loan and security agreement with Bridge Bank and the January 2010 secured line of credit facility with Agility Capital (see Note 8), the Company issued warrants to both Bridge Bank and Agility Capital. Certain provisions in the warrant agreements provided for down-round protection if the Company raised equity capital at a per share price which was less than the per share price of the warrants. Such down-round protection also requires the Company to classify the value of the warrants as a liability on the issuance date and then record changes in the fair value through the statement of operations for each reporting period until the warrants are either exercised or cancelled. The fair value of the liability is recalculated and adjusted each quarter with the differences being charged to income. The fair value of these warrants was determined using a Monte Carlo simulation, which requires the use of significant unobservable inputs.  As a result, these warrants are classified as Level 3 financial instruments. On July 7, 2010 the Company raised additional equity through an offering of 2,760,000 shares at $1.75 per share, thus triggering the down-round protection and adjusting the number of warrants in each warrant agreement.

The change in the fair value of the Level 3 liability warrants during the three and nine months ended October 2, 2011 is as follows (in thousands):

Fair value at December 31, 2010	$522
Exercise of warrants	(480)
Change in fair value	(18)
Fair value at July 3, 2011	$24
Change in fair value	(6)
Fair value at October 2, 2011	$18

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

The transaction was accounted for under the purchase method of accounting and, accordingly, the results of operations are included in the accompanying unaudited condensed consolidated statement of operations subsequent to June 17, 2011.

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

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from the transaction with Endwave primarily consisted of the synergies expected from the merger with Endwave.

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

Pro forma financial information

The following table presents the unaudited pro forma financial information for the combined entity of GigOptix and Endwave for the three and nine months ended October 2, 2011 and October 3, 2010, as if the acquisition had occurred at the beginning of the periods presented after giving effect to certain purchase accounting adjustments (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Net revenue	$8,363	$11,281	$26,058	$31,421
Net loss	$(3,074)	$(2,405)	$(19,680)	$(10,100)
Net loss per share - basic and diluted	$(0.14)	$(0.13)	$(0.86)	$(0.59)

These results are presented for illustrative purposes only and are not necessarily indicative of the actual operating results or financial position that would have occurred if the Company and Endwave had been a consolidated entity during the periods presented.

NOTE 6—INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of the following (in thousands):

		October 2, 2011			December 31, 2010
	Weighted- average Life, in Years	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	7.6	$3,277	$(745)	$2,532	$2,557	$(477)	$2,080
Existing technology	6.6	3,783	(1,554)	2,229	2,328	(1,356)	972
Order backlog	0.7	732	(698)	34	459	(459)	-
Patents	6.9	457	(219)	238	457	(158)	299
Trade name	9.0	659	(123)	536	577	(67)	510
Total	6.7	$8,908	$(3,339)	$5,569	$6,378	$(2,517)	$3,861

The amounts shown above include items that GigOptix acquired in its purchase of Endwave in June 2011.  The newly acquired intangibles are comprised of the following (in thousands):

	Amount	Life, in Years
Customer relationships	$720	6
Existing technology	1,455	6
Order backlog	273	0.3
Trade name	83	2
Total	$2,531

For the three and nine months ended October 2, 2011 and October 3, 2010, amortization of intangible assets was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Cost of revenue	$327	$139	$498	$423
Selling, general and administrative expense	130	92	325	278
	$457	$231	$823	$701

Estimated future amortization expense related to intangible assets as of October 2, 2011 is as follows (in thousands):

Years ending December 31,
2011 (remaining)	$288
2012	1,011
2013	984
2014	893
2015	893
Thereafter	1,500
Total	$5,569

In addition to its annual review, the Company also performs a review of the carrying value of its intangible assets if the Company believes that indicators of impairment exist. During the third quarter of 2011, there were no factors which indicated impairment. The Company performs an impairment analysis of goodwill on an annual basis or if indicators of impairment exist. The Company did not record impairment on any intangibles, including goodwill for the three and nine months ended October 2, 2011.  In addition, the Company did not record an impairment of goodwill for the year ended December 31, 2010 and will perform its annual impairment analysis during the fourth quarter of 2011.

NOTE 7—STOCKHOLDERS’ EQUITY

Common and Preferred Stock

In December 2008, the Company’s stockholders approved an amendment to the Certificate of Incorporation to authorize 50,000,000 shares of common stock of par value $0.001. In addition, the Company is authorized to issue 1,000,000 shares of undesignated preferred stock of $0.001 par value, for which the Board of Directors is authorized to fix the designation, powers, preferences and rights. As of October 2, 2011 and December 31, 2010, there were no shares of preferred stock issued or outstanding.

At the 2011 Annual Meeting presently scheduled for November 15, 2011, the shareholders of the Company are being asked to vote on a proposal to approve and ratify an amendment to the Company's Certificate of Incorporation to allow the Board of Directors to effect a reverse split of the Company's outstanding common stock in the range of one-for-three to one-for-five without further approval of the stockholders, if the Board of Directors, in its sole discretion, determines that such a reverse split is in the best interest of the Company and its stockholders .

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

The number of options available for future issuance as of October 2, 2011 was as follows:

Nine Months Ended October 2, 2011
Beginning shares available for future grants under 2008 Plan	3,628,992
Automatic increase January 1, 2011	610,513
Less: options granted	(3,417,179)
Add back: options forfeited	691,334
Ending shares authorized for future issuance under 2008 Plan	1,513,660

Under the 2008 Plan, the exercise price of (i) an award is at least 100% of the stock’s fair market value on the date of grant, and (ii) an ISO granted to a 10% stockholder is at least 110% of the stock’s fair market value on the date of grant. Vesting periods for awards are determined by the CEO and generally provide for stock options to vest over a four-year period and have a maximum life of ten years from the date of grant. As of October 2, 2011, 8,120,267 options to purchase common stock were outstanding in the 2008 Plan.

At the 2011 Annual Meeting, the shareholders are also voting on a proposal to amend and restate the 2008 Plan to increase the number of shares available by 3,000,000.

Lumera 2000 and 2004 Stock Option Plan

In December 2008, in connection with the merger with Lumera, the Company assumed the existing Lumera 2000 Equity Incentive Plan and the Lumera 2004 Stock Option Plan (the “Lumera Plan”). All unvested options granted under the Lumera Plan were assumed by the Company as part of the merger. All contractual terms of the assumed options remain the same, except for the converted number of shares and exercise price based on merger conversion ratio of 0.125. As of October 2, 2011, no additional options can be granted under the Lumera Plan, and options to purchase a total of 148,282 shares of common stock were outstanding.

Warrants

During the three months ended April 3, 2011, Bridge Bank exercised 114,286 warrants at an exercise price of $1.75 per share, in a cashless transaction, which resulted in the issuance of 48,496 shares to Bridge Bank.

As of October 2, 2011, a total of 2,335,841 warrants to purchase common stock were outstanding under all warrant arrangements. Some of the warrants have anti-dilution provisions which adjust the number of warrants available to the holder such as, but not limited to, stock dividends, stock splits and certain reclassifications, exchanges, combinations or substitutions. These provisions are specific to each warrant agreement.

On April 8, 2011, GigOptix and the trustees for the DBSI Estate Litigation Trust and the DBSI Liquidating Trust (together “DBSI”) reached an agreement to settle a claim by DBSI against GigOptix. As part of the settlement, GigOptix in April 2011 issued two warrants for a total of 1 million shares of GigOptix common stock, and DBSI surrendered to GigOptix for cancellation all of DBSI’s previously outstanding warrants to purchase 660,473 shares of GigOptix common stock.  The two new warrants will become exercisable six months from the date of issuance.  One of the two new warrants, for 500,000 shares of common stock, has a term of three years and an exercise price of $2.60 per share, and the other warrant, also for 500,000 shares of common stock, has a term of four years and an exercise price of $3.00 per share. The Warrants may be exercised on a cashless exercise basis.  For the three and nine months ended October 2, 2011, the Company recognized $0 and $1.1 million of expense in connection with the issuance of these warrants.

Stock-based Compensation Expense

The following table summarizes the Company’s stock-based compensation expense for the three and nine months ended October 2, 2011 and the three and nine months ended October 3, 2010 (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Cost of revenue	$14	$3	$41	$9
Research and development expense	292	125	805	327
Selling, general and administrative expense	501	234	1474	853
	$807	$362	$2,320	$1,189

As of October 2, 2011 and October 3, 2010, the total compensation cost not yet recognized in connection with unvested stock options under the Company’s equity compensation plan was approximately $8.4 million and $3.2 million, respectively. These amounts will be amortized on a straight-line basis over a weighted-average period of approximately 3.0 and 2.7 years, respectively.

The Company generally estimates the fair value of stock options granted using a Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, including the options expected life and the price volatility of the Company’s underlying stock options. Actual volatility, expected lives, interest rates and forfeitures may be different from the Company’s assumptions, which would result in an actual value of the options being different from estimated. This fair value of stock option grants is amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period.

The majority of the stock options that the Company grants to its employees provide for vesting over a specified period of time, normally a four-year period, with no other conditions to vesting.   However, the Company may also grant stock options for which vesting occurs not only on the basis of elapsed time, but also on the basis of specified company performance criteria being satisfied.  In this case, the Company makes a determination regarding the probability of the performance criteria being achieved and uses a Black-Scholes model to value the options incorporating management’s assumptions for the expected holding period, risk-free interest rate, stock price volatility and dividend yield. Compensation expense is recognized ratably over the vesting period, if it is expected that the performance criteria will be met; if the performance condition is subsequently not satisfied, then all previously recognized expense will be reversed and the options will be cancelled and returned to the pool.

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

Stock Options with Market Conditions Granted March 17, 2010

On March 17, 2010, the Company granted 2,382,000 options, of which 1,201,000 are vesting over a four-year period, and the remaining 1,181,000 are vesting on the basis of market conditions.  The entire grant was comprised of 2,292,000 options to employees and consultants and 90,000 options to board members at an exercise price of $1.95, which was the closing price of GigOptix shares on the date of grant approval.

1,201,000 of these options will vest over 4 years with 25% vesting on the one year anniversary of the grant with the remaining options vesting at a rate of 1/36 per month over the subsequent three years. The fair value per share of these options is $1.33, the total expense associated with these options is $1.6 million, and the amount of expense recognized for the three and nine months ended October 2, 2011 and October 3, 2010 was as follows:

Three Months Ended		Nine Months Ended
October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
$89	$72	$269	$166

Below is the remaining vesting schedule for the stock options with market conditions.

472,400 shares vested on April 1, 2011 as the result of the average share price during March 2011 being $3.01, which exceeded a $2.50 March 2011 average price per share requirement. The fair value per share of these options is $1.05, as of grant date, and the total expense associated with these options was $496,000.  These options were amortized over one year.

472,400 shares will vest on April 1, 2012 if the average share price during March 2012 is at or above $3.50. The fair value per share of these options is $1.01, as of grant date, and the total expense associated with these options is $477,000.  These options are being amortized over two years.

236,200 shares will vest on April 1, 2013 if the average share price during March 2013 is at or above $5.00. The fair value per share of these options is $1.01, as of grant date, and the total expense associated with these options is $239,000.  These options are being amortized over three years.

For all of the stock options with market conditions granted on March 17, 2010, the amount of expense recognized for the three and nine months ended October 2, 2011 and October 3, 2010 was as follows:

Three Months Ended		Nine Months Ended
October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
$74	$158	$322	$369

The fair value of the Company’s stock options granted to employees was estimated using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Valuation model	Black-Scholes	Black-Scholes	Black-Scholes	Black-Scholes	Lattice-binomial
Expected term	6.08 years	6.25 years	5.00 to 6.25 years	6.00 to 6.25 years	5 years
Expected volatility	70%	75%	70%	75%	75%
Expected dividends	0%	0%	0%	0%	0%
Risk-free interest rate	1.95%	2.07%	1.53% to 2.64%	1.98% to 2.83%	3.65%
Weighted-average fair value	$1.28	$1.31	$1.65	$1.35	$1.03

Expected Term—Expected term used in the Black-Scholes valuation method represents the period that the Company’s stock options are expected to be outstanding and is measured using the technique described in SEC Staff Accounting Bulletin 107.

Expected Volatility—Expected volatility used in the Black-Scholes valuation method is derived from a combination of historical and implied volatility of guideline companies selected based on similar industry and product focus. Forfeitures are estimated at the time of grant and are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Stock Option Activity

The following is a summary of option activity for the Company’s equity incentive plans, including both the 2008 Plan and other prior plans for which there are outstanding options but no new grants since the 2008 Plan was adopted:

	Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term, Years
Outstanding, December 31, 2010	6,024,201	$2.61
Granted	3,417,179	$2.56
Exercised	(59,161)	$1.43
Forfeited/expired	(660,667)	$3.33
Ending balance, October 2, 2011	8,721,552	$2.58	8.4

Exercisable, October 2, 2011	2,938,567	$3.07	7.3

The above number of options outstanding at October 2, 2011 also includes 200,000 options that the Company’s Board of Directors granted on June 17, 2011 to the Company’s president and chief executive officer.  Of the 200,000 options, 100,000 were fully vested and exercisable upon grant, and the remaining 100,000 options will vest and become exercisable  on December 17, 2011,  subject to and contingent upon the Company’s Board of Directors sole approval of the satisfactory integration of the merger with Endwave.  The stock option has an exercise price of $2.65 per share, which was the price per share at which the Company’s common stock closed on June 17, 2011.

The aggregate intrinsic value of options outstanding, based on the fair value of the underlying stock options as of October 2, 2011 and October 3, 2010 was approximately $1.4 million and $4.8 million, respectively. The aggregate intrinsic value reflects the difference between the exercise price of the underlying stock options and the Company’s closing share price of $1.65 as of October 2, 2011 and $2.55 as of October 3, 2010.

NOTE 8—LINE OF CREDIT

On April 23, 2010, the Company entered into a loan and security agreement with Silicon Valley Bank. Pursuant to the loan and security agreement, the Company is entitled to borrow from Silicon Valley Bank up to $3.0 million, based on 80% of eligible accounts receivable subject to limits based on the Company’s eligible accounts as determined by Silicon Valley Bank (“Revolving Loan”). Interest on extensions of credit under the Revolving Loan is equal to the prime rate of Silicon Valley Bank, which at October 2, 2011 was 4.0% per annum, plus 1.5% per annum, and at December 31, 2010 was 4.0% per annum, plus 1.5% per annum (“Applicable Rate”). In addition, a monthly collateral handling fee of 0.30% per each gross financed account receivable shall apply (“Collateral Handling Fee”). If the Company achieves certain quarterly financial performance targets as stated in the loan and security agreement, the Applicable Rate and the Collateral Handling Fee shall be reduced to the prime rate of Silicon Valley Bank plus 1.0% per annum and 0.20%, respectively. The Company used the Revolving Loan to replace the revolving accounts receivable credit line with Bridge Bank. With the initial funding by Silicon Valley Bank of the Revolving Loan, the Company terminated the loan and security agreement with Bridge Bank, which is discussed below. The loan and security agreement also contains events of default customary for credit facilities of this type, including, among other things, nonpayment of principal or interest when due. The loan and security agreement will expire on April 23, 2012. The amount outstanding on the line of credit as of October 2, 2011 was $988,000.  On October 3, 2011, the Company repaid the entire $988,000 to Silicon Valley Bank.

Pursuant to the loan and security agreement, Silicon Valley Bank is making available a term loan in an amount of up to $400,000, subject to the satisfaction of terms and conditions of the loan and security agreement, which can be drawn down one time for the purpose of refinancing outstanding obligations to Agility Capital. The term loan is repayable in eighteen equal monthly installments and interest is fixed at a rate per annum of 9.0%. The Company used the proceeds of the term loan to pay off the loan and terminate the loan agreement with Agility Capital. On October 2, 2011, the amount outstanding on the term loan was $24,000 and on October 3, 2011, the Company paid the remaining balance .  The weighted average interest rate on loans outstanding at October 2, 2011 was 6.4%

The loan and security agreement with Silicon Valley Bank is secured by all of the Company’s assets, including all accounts, equipment, inventory, receivables, and intangibles. The loan and security agreement contains certain restrictive covenants that will impose significant operating and financial restrictions on the Company’s operations, including, but not limited to:

●
Merge or consolidate, or permit any of the Company’s subsidiaries to merge or consolidate, with or into any other business organization, or acquire, or permit any of the Company’s subsidiaries to acquire, all or substantially all of the capital stock or property of another person;

●	Create, incur, assume or be liable for any indebtedness, other than certain indebtedness permitted under the loan and security agreement; or

●	Pay any dividends or make any distribution or payment on, or redeem, retire, or repurchase, any capital stock.

The acquisition of Endwave required, and Silicon Valley Bank provided, a waiver of the anti-merger provision in our loan and security agreement.

In connection with the loan and security agreement, the Company granted Silicon Valley Bank (i) a warrant to purchase 125,000 shares of the Company’s common stock at an exercise price equal to $4.00 per share (the “Warrant”), and (ii) a warrant to purchase a second tranche of up to 100,000 shares of the Company’s common stock which would vest 15,000 shares per month incrementally beginning September 1, 2010 (although the last monthly incremental vesting amount shall be 10,000 shares) at an exercise price equal to the closing market price on each date of vesting (“Second Tranche Warrant”), provided that in the event that either the Company closes an equity investment of at least $4.0 million or the Company has been EBITDA positive for the preceding three months, then vesting would cease, and all unvested shares under the Second Tranche Warrant would lapse. In July 2010, the Company satisfied the requirements of closing an equity investment of at least $4.0 million and the Second Tranche Warrant expired. The Warrant includes anti-dilution provisions and “piggy-back” registration rights permitting registration in a future public offering. The shares underlying the Warrant were registered on a Registration Statement on Form S-1 that was declared effective by the Securities and Exchange Commission on July 2, 2010. The Warrant may either be (i) converted, on a cashless, net settlement basis, based on the fair market value as determined pursuant to the terms of the Warrant, or (ii) exercised by delivering a duly executed notice of exercise. The Warrant has a term of seven years; the fair value of the Warrant has been determined using a Black-Scholes option-pricing model. The full fair value of the Warrant has been classified as a non-current asset and as equity on the balance sheet and is being amortized over two years; amortization during the three and nine months ended October 2, 2011 was $47,000 and $140,000. The balance of the asset as of October 2, 2011 was $94,000.

In November 2009, the Company entered into a loan and security agreement with Bridge Bank (“Credit Agreement”) under which the Company could borrow up to $4.0 million, based on net eligible accounts receivable. On January 29, 2010, the Company entered into a loan agreement for a secured line of credit facility (“Secured Credit Facility”) with Agility Capital, LLC (“Agility Capital”) to pay for transaction expenses incurred by the Company in its acquisition of ChipX. In connection with the Credit Agreement and the Secured Credit Facility, the Company issued warrants to both Bridge Bank and Agility Capital. Certain provisions in the warrant agreements provided for down-round protection if the Company raised equity capital at a per share price which was less than the per share price of the warrants.

On February 25, 2011, Agility Capital net share exercised both of the warrants issued to it. On March 23, 2011 Bridge Bank net share exercised 114,286 warrants granted to it on November 12, 2009.

The following table summarizes the warrants subject to liability accounting:

								Three Months Ended October 2, 2011	Nine Months Ended October 2, 2011
Holder	Original Warrants	Adjusted Warrants	Grant Date	Expiration Date	Price per Share	Fair Value October 2, 2011	Fair Value December 31, 2010	Change in Fair Value	Exercise of Warrants	Change in Fair Value	Related Agreement
Bridge Bank	59,773	114,286	11/12/2009		$1.75	$-	$240,000		$(240,000)		Credit Agreement
Bridge Bank	20,000	22,671	4/7/2010	7/7/2017	3.32	18,000	42,000	$(6,000)		(24,000)	Credit Agreement
Agility Capital	71,429	85,714	1/29/2010		1.75	-	180,000		(180,000)		Secured Credit Facility
Agility Capital	25,000	28,571	4/5/2010		1.75	-	60,000		(60,000)		Secured Credit Facility
Total	176,202	251,242				$18,000	$522,000	$(6,000)	$(480,000)	$(24,000)

NOTE 9—RESTRUCTURING

In July 2011, the Company vacated its headquarters facilities in Palo Alto, California and relocated to Endwave’s facilities in San Jose, California.  The Company has lease obligations through December 2013 for the Palo Alto facilities.  In connection with the Company’s vacating the Palo Alto facilities, the Company recognized $825,000 of restructuring expenses during the three months ended October 2, 2011, of which $764,000 represented future obligations.

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

During the three months ended April 4, 2010 the Company decided to close its R&D design center in Haifa, Israel which was acquired as part of the merger with ChipX in 2009. The Company took a restructuring charge of $428,000 to account for employee severance of $196,000, future facility rent expense of $61,000 for the remainder of the lease term through the end of fiscal 2010, a write-down of fixed assets of $121,000, and accounting and legal expenses of approximately $50,000. The Company did not make any payments during the three months and nine months ended October 2, 2011 in connection with the restructuring.

In December 2009, the Company adopted a plan to reduce the size of its facilities in Bothell, Washington. The Company reduced the amount of square footage it occupies from approximately 32,000 square feet to approximately 12,000 square feet and recognized restructuring expense of $500,000 for expenses incurred through January 2011 for the unoccupied space. The existing lease on the facility expires in March 2013.  The Company paid out the remaining $28,000 balance related to unoccupied space in Bothell in January 2011.

The following is a summary of the restructuring  activity (in thousands):

	3 months ending	9 months ending
Beginning balance	$1,791	$62
Charges	769	3,366
Uses	(1,347)	(2,215)
Accrual at October 2, 2011	$1,213	$1,213

NOTE 10—INCOME TAXES

The Company recorded a provision for income taxes of $12,000 for the nine months ended October 2, 2011.  The Company did not record a provision for income taxes for the three months ended October 2, 2011.  The Company recorded a benefit for income taxes of $2,000 for the three months ended October 3, 2010 and a provision for income taxes of $22,000 for the nine months ended October 3, 2010. The Company’s effective tax rate was less than 1% for all of these periods. The income tax provision for the nine months ended October 2, 2011 and October 3, 2010 were due primarily to state and foreign income taxes due and to losses in all tax jurisdictions, and a full valuation allowance against such losses. There are sufficient net operating losses carried forward to offset the taxable income generated in Switzerland. The benefit for income tax for the three months ended October 3, 2010 was due primarily to a reduction in state and foreign income taxes due and to losses in all tax jurisdictions and full valuation allowance against such losses.

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such a determination, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. In order to support a conclusion that a valuation allowance in not needed, positive evidence of sufficient quantity and quality is necessary to overcome negative evidence. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding realization of the asset including lack of profitability through October 2, 2011 and the uncertainty over future operating profitability and taxable income. The Company will continue to evaluate the potential realization of the deferred tax assets on a quarterly basis.

The Company is subject to income taxes in the U.S. federal jurisdiction and various U.S. state and foreign jurisdictions. All tax years since the Company’s inception are open and may be subject to potential examination in one or more jurisdictions.

NOTE 11—SEGMENT AND GEOGRAPHIC INFORMATION

The Company has determined that it operates as a single operating and reportable segment. The following tables reflect the results of the Company’s reportable segment consistent with the management system used by the Company’s chief operating decision maker. The Company’s Chief Executive Officer is the chief operating decision maker.

The following table summarizes revenue by geographic region (in thousands):

	Three Months Ended				Nine Months Ended
	October 2, 2011		October 3, 2010		October 2, 2011		October 3, 2010
North America	$3,279	39%	$3,521	49%	$11,251	48%	$9,521	51%
Asia	2,279	27%	1,502	21%	6,417	27%	4,344	23%
Europe	2,778	33%	2,200	30%	5,813	25%	4,780	25%
South America	27	0%	-	0%	163	1%	131	1%
	$8,363	100%	$7,223	100%	$23,644	100%	$18,776	100%

The Company determines geographic location of its revenue based upon the destination of shipments of its products.

During the three months ended October 2, 2011, the United States, Hong Kong, Japan and Italy accounted for 34%, 25%, 14% and 10% of the Company’s total revenue, respectively.  During the nine months ended October 2, 2011, United States, Japan and Hong Kong accounted for 45%, 13%, and 11% of the Company’s total revenue, respectively.  No other country accounted for more than 10% of the Company’s consolidated revenue during the three and nine months ended October 2, 2011.

During the three months ended October 3, 2010, the United States, Italy and Japan accounted for 48%, 15% and 13% of total revenue, respectively. During the nine months ended October 3, 2010, the United States and Japan accounted for 50% and 10% of total revenue, respectively.  No other country accounted for more than 10% of the Company’s consolidated revenue during the three and nine months ended October 3, 2010.

The following table summarizes long-lived assets by country (in thousands):

	October 2, 2011	December 31, 2010
United States	$3,674	$3,001
Switzerland	1,181	716
	$4,855	$3,717

Long-lived assets, comprised of property and equipment, are reported based on the location of the assets at each balance sheet date.

NOTE 12—COMMITMENTS AND CONTINGENCIES

Commitments

Leases

The Company leases its domestic and foreign sales offices under non-cancelable operating leases. These leases contain various expiration dates and renewal options.  The Company also leases certain software licenses under operating leases. Total facilities rent expense for the three and nine months ending October 2, 2011 was $154,000 and $508,000, respectively, and for the three and nine months ended October 3, 2010 was $125,000 and $394,000, respectively.

Aggregate non-cancelable future minimum rental payments under capital and operating leases are as follows (in thousands):

Years ending December 31,	Capital Leases	Operating Leases
2011 (remainder of year)	$142	$193
2012	567	878
2013	483	852
2014	306	353
2015	-	320
Thereafter	-	396
Total minimum lease payments	1,498	$2,992
Less: Amount representing interest	(272)
Total capital lease obligations	1,226
Less: current portion	(438)
Long-term portion of capital lease obligations	$788

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

NOTE 13—RELATED PARTY TRANSACTIONS

During the three and nine months ended October 2, 2011, the Company had sales to National Instruments Corporation (National Instruments)  of approximately $365,000 and $1.2 million, respectively. During the three and nine months ended October 3, 2010, we had sales to National Instruments of approximately $448,000 and $1.1 million respectively.  The accounts receivable balance from National Instruments at October 2, 2011 was $29,000 and National Instruments currently holds 1,066,270 shares of GigOptix common stock.

See additional discussions in Note 15, Subsequent Events, and in Legal Proceedings  regarding litigation involving the Company and National Instruments.

NOTE 14—RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (FASB) issued a new accounting standard update, which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. The Company will adopt this standard in the first quarter of 2012 and are currently evaluating its impact on the Company’s financial statements and disclosures.

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

In September 2011, the FASB issued a revised accounting standard, which is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company will adopt this standard in the first quarter of 2012.

NOTE 15—SUBSEQUENT EVENTS

Properties

Subsequent to October 2, 2011, GigOptix’ Palo Alto landlord agreed to an early lease termination for one of the two Palo Alto facilities leases.  Costs that GigOptix agreed to pay to terminate the lease prior to its expiration have been included in restructuring expense in the statement of operations for the three and nine months ended October 2, 2011, and are included in accrued and other current liabilities and in other non-current liabilities in the balance sheet at October 2, 2011.  See additional discussion in Note 9, Restructuring.

National Instruments

On October 4, 2011, National Instruments filed a complaint against ChipX and GigOptix in the District Court of Travis County pertaining to two sales contracts to which National Instruments was a purchaser of products sold by ChipX.  GigOptix is not a party to either contract.  Prior to the filing of the complaint, the parties had been in discussions regarding the pricing of the products sold under these contracts, the number of products to be sold, and the length of period of time during which the products would be sold.  National Instruments’ complaint sought a declaration that it was not in material breach of one of the contracts, as ChipX had asserted, that ChipX could not modify the prices in the contracts, that National Instruments could purchase products sold under one of the contracts directly from a supplier, and that GigOptix was not entitled to any damages from National Instruments as it is not a party to the contracts.  The complaint also sought unspecified damages for alleged breach of contract by ChipX.  ChipX and GigOptix have not yet responded to the complaint, or filed a cross-complaint against National Instruments.  The parties have now settled the matter.  Pursuant to the terms of the settlement, National Instruments will pay ChipX $500,000 to license rights from ChipX which will enable National Instruments to manufacture the products sold under one of the contracts, National Instruments will make one last purchase in the amount of $3,500,000 of such products from ChipX to be fulfilled during 2012, and National Instruments shall have the right to purchase products sold under the other contract directly from the supplier in exchange for a royalty which the supplier will pay to ChipX.

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

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference include forward-looking statements within the meaning and protections of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements are also made in reliance upon the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

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

GigOptix markets and sells GigOptix’ products in North America, Asia and Europe and other locations through GigOptix’ direct sales force, distributors and sales representatives. The percentage of GigOptix’ revenue generated from shipments outside North America was approximately 52%, 49% and 51% for the first nine months of 2011 and for fiscal 2010 and fiscal 2009, respectively. GigOptix measures sales location by the shipping destination, even if the customer is headquartered in the U.S. GigOptix anticipates that sales to international customers will continue to represent a significant percentage of GigOptix’ revenue.

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

GigOptix’ business may be subject to seasonality, with increased revenues in the third and fourth calendar quarters of each year, when customers place orders to meet year-end demand. However, due to the complex nature of the markets GigOptix serves and the broad fluctuations in economic conditions in the U.S. and other countries, it is difficult for GigOptix to assess the impact of seasonal factors on GigOptix’ business.

GigOptix has incurred negative cash flows from operations since its inception. For the nine months ended October 2, 2011 and for the years ended December 31, 2010 and 2009, GigOptix incurred net losses of $9.1 million, $4.4 million and $10.0 million respectively, and used cash in operations of $3.0 million, $3.8 million and $4.1 million, respectively. As of October 2, 2011 GigOptix had an accumulated deficit of $82.5 million.

GigOptix is subject to the risks of conducting business internationally, including economic conditions in Asia, particularly Taiwan and China, changes in trade policy and regulatory requirements, duties, tariffs and other trade barriers and restrictions, the burdens of complying with foreign laws and, possibly, political instability. Most of GigOptix’ foundries and assembly and test subcontractors are located in Asia. Although GigOptix’ international sales are largely denominated in U.S. dollars, GigOptix also enters into sales transactions in New Taiwan dollars, in Hong Kong dollars and in Chinese renminbi. In addition, GigOptix has foreign operations where expenses are generally denominated in the local currency. Such transactions expose GigOptix to the risk of exchange rate fluctuations. GigOptix monitors its exposure to foreign currency fluctuations, but has not adopted any hedging strategies to date. There can be no assurance that exchange rate fluctuations will not harm GigOptix’ business and operating results in the future.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued a new accounting standard update, which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. The Company will adopt this standard in the first quarter of 2012 and are currently evaluating its impact on the Company’s financial statements and disclosures.

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

In September 2011, the FASB issued a revised accounting standard, which is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company will adopt this standard in the first quarter of 2012.

Results of Operations

Revenue

Revenue for the periods reported was as follows (in thousands, except percentages):

	Three months ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Product	$8,363	$5,866	$23,016	$16,525
Government contract	-	1,357	628	2,251
Total revenue	$8,363	$7,223	$23,644	$18,776
Increase period over period	$1,140		$4,868
Percentage increase, period over period	16%		26%

Revenue for the three months ended October 2, 2011 was $8.4 million, an increase of $1.1 million, or 16%, compared with $7.2 million for the three months ended October 3, 2010.  The increase in revenue was primarily due to an increase in product revenue which includes revenue derived from the Endwave acquisition in June 2011.  This increase was partially offset by a decrease in billings under government contracts of $1.4 million.

Revenue for the nine months ended October 2, 2011 was $23.6 million, an increase of $4.9 million, or 26%, compared with $18.8 million for the nine months ended October 3, 2010. The increase in revenue was primarily due to an increase in product revenue which included revenue derived from the Endwave acquisition in June 2011.  This increase was partially offset by a decrease in billings under government contracts of $1.6 million.

Gross Profit

Gross profit consists of revenue less cost of revenue. Cost of revenue consists primarily of the costs to manufacture saleable parts, including outsourced wafer fabrication and testing, and amortization expense of certain intangible assets.

Cost of revenue and gross profit for the periods presented was as follows (in thousands, except percentages):

Cost of Revenue	Three months ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Product	$3,709	$3,106	$11,158	$8,329
Government contract	-	305	180	557
Total cost of revenue	$3,709	$3,411	$11,338	$8,886
Percentage of revenue	44%	47%	48%	47%
Increase period over period	$298		$2,452
Percentage increase, period over period	9%		28%

Gross Profit	Three months ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Product	$4,654	$2,760	$11,858	$8,196
Government contract	-	1,052	448	1,694
Total gross profit	$4,654	$3,812	$12,306	$9,890
Gross margin	56%	53%	52%	53%
Increase, period over period	$842		$2,416
Percentage increase, period over period	22%		24%

Gross profit for the three months ended October 2, 2011 was $4.7 million, or 56% of revenue, compared to $3.8 million, or 53% of revenue for the three months ended October 3, 2010.  The increase in gross profit is due to a $1.1 million increase in total revenue.  The increase in gross margin from 53% to 56% is primarily due to an increased absorption of our overhead costs resulting from increased production and a change in product mix.

Gross profit for the nine months ended October 2, 2011 was $12.3 million, or 52% of revenue, compared to $9.9 million, or 53% of revenue for the nine months ended October 3, 2010.  The increase in gross profit is due to a $4.9 million increase in total revenue in 2011 as compared to 2010.  The decrease in gross margin is due to reduced billings from government contracts which typically carry a higher gross margin as well as the impact of a change in product mix.

Research and Development Expense

Research and development costs are expensed as incurred. Research and development costs consist primarily of employee compensation, consulting and engineering design, non-capitalized tools and equipment depreciation.

Research and development expense for the periods presented was as follows (in thousands, except percentages):

	Three months ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Research and development expense	$3,633	$1,852	$9,097	$6,056
Percentage of revenue	43%	26%	38%	32%
Increase, period over period	1,781		3,041
Percentage increase, period over period	96%		50%

During the third quarter of 2011, research and development costs increased in absolute dollars compared to the third quarter of 2010 which primarily due to a $397,000 increase in personnel related expenses, a $349,000 increase in project related expenses, a $210,000 increase in depreciation and amortization and a $167,000 increase in stock-based compensation.  The addition of Endwave to our operations also added approximately $586,000 of research and development related expenses.

During the first nine months of 2011, research and development costs increased in absolute dollars compared to the first nine months of 2010 primarily due to a $771,000 increase in personnel related expenses, a $653,000 increase in depreciation and amortization, a $477,000 increase in stock-based compensation and a $349,000 increase in project related expenses.  The addition of Endwave to our operations also added approximately $723,000 of research and development related expenses.

Selling, General and Administrative Expense

Selling, general and administrative expenses consist primarily of salaries and benefits for management, marketing and administration personnel, as well as fees for consultants.

Selling, general and administrative expense for the periods presented was as follows (in thousands, except percentages):

	Three months ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Selling, general and administrative expense	$2,769	$2,247	$7,981	$6,921
Percentage of revenue	33%	31%	34%	37%
Increase period over period	522		1,060
Percentage increase, period over period	23%		15%

For the three months ended October 2, 2011 and October 3, 2010, selling, general and administrative expense was $2.8 million and $2.3 million, respectively.  For the nine months ended October 2, 2011 and October 3, 2010, selling, general and administrative expense was $8.0 million and $6.9 million, respectively.  The three month increase was primarily due to a $267,000 increase in stock compensation expense, $158,000 increase in professional and outside services and $48,000 of additional expenses which resulted from adding Endwave’s staff into GigOptix’s operations.

The nine month increase was primarily due to a $620,000 increase in stock compensation expense, $294,000 increase in professional and outside services and $141,000 of additional expenses which resulted from adding Endwave’s staff into GigOptix’s operations.

Merger-related Expense

During the three and nine months ended October 2, 2011, we incurred $74,000 and $2.0 million of expenses in connection with our June 2011 acquisition of Endwave Corporation.  The amounts primarily include employee retention compensation in connection with the completion of the merger and attorney, accounting and investment banking fees.

Restructuring Expense

Restructuring expense for the periods presented was as follows (in thousands):

	Three months ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Restructuring expense	$769	$-	$717	$428

During the three months ended October 2, 2011, we recorded restructuring expense of $769,000 which was primarily due to costs associated with vacating  previous headquarters facilities in Palo Alto, California, for which we have facilities lease obligations through December 2013.

For the nine months ended October 2, 2011, restructuring expense includes a $52,000 benefit that is the result of a reduction in previously accrued severance benefits.

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

During the three months ended October 2, 2011, we made no cash payments in connection with the restructuring of our Bothell, Washington facilities or the 2010 shutdown of the Haifa R&D design center.  During the nine months ended October 2, 2011, we made cash payments of $28,000 in connection with the restructuring of our Bothell, Washington facilities, and made no cash payments in connection with the 2010 shutdown of the Haifa R&D design center.

Shareholder Settlement Expense

On April 8, 2011, GigOptix and the trustees for the DBSI Estate Litigation Trust and the DBSI Liquidating Trust (together “DBSI”) reached agreement to settle a claim by DBSI against GigOptix. As part of the settlement, GigOptix issued warrants to DBSI for 1 million shares of common stock. During the three and nine months ended October 2, 2011, we recognized $0 and $1.1 million of expense in connection with the issuance of these warrants.

Interest Expense, Net and Other Expense, Net

Interest expense, net and other expense, net for the periods presented were as follows (in thousands):

	Three months ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Interest expense, net	$(97)	$(105)	$(240)	$(335)
Other expense, net	(131)	(16)	(61)	(132)
Total	$(228)	$(121)	$(301)	$(467)

Interest expense for the three and nine months ended October 2, 2011 decreased in comparison to the same periods in 2010 due primarily to our no longer having borrowings in 2011 from Bridge Bank and Agility Capital.

Other expense, net during the three and nine months ended October 2, 2011 was comprised primarily of foreign exchange losses of $105,000 and $22,000, respectively, which were the result of the change in foreign exchange rates between the Swiss Franc and the U.S. dollar on the operations of our Swiss business unit.  Other expense for the nine months ended October 3, 2010 was comprised primarily of $98,000 of note discount amortization on a loan from Bridge Bank.

Provision for Income Taxes

We recorded a provision for income taxes of $12,000 for the nine months ended October 2, 2011 and did not record a provision for income taxes for the three months ended October 2, 2011. We recorded a provision for income taxes of $22,000 for the nine months ended October 3, 2010. Our effective tax rate was less than 1% for all of these periods. The income tax provision for the nine months ended October 2, 2011 and October 3, 2010 were due primarily to state and foreign income taxes due and to losses in all tax jurisdictions.  We have a full valuation allowance against such losses. There are sufficient net operating losses carried forward to offset the taxable income generated in Switzerland.

We recorded a benefit for income taxes of $2,000 for the three months ended October 3, 2010. The benefit for income tax for the three months ended October 3, 2010 was due primarily to a reduction in state and foreign income taxes due and to losses in all tax jurisdictions and full valuation allowance against such losses.

Liquidity and Capital Resources

Cash and cash equivalents and cash flow data for the periods presented were as follows (in thousands):

	October 2, 2011	December 31, 2010
Cash and cash equivalents	$9,985	$4,502

	Nine Months Ended
	October 2, 2011	October 3, 2010
Net cash used in operating activities	(3,012)	(3,680)
Net cash provided by (used in) investing activities	10,783	(771)
Net cash provided by (used in) financing activities	(2,396)	5,715

In July 2010, we sold 2,760,000 shares of common stock in a public offering at a price of $1.75 per share. Gross proceeds from the sale were $4.8 million from which we received net proceeds of $3.9 million after deducting total expenses of the offering.

On April 23, 2010, we entered into a loan and security agreement with Silicon Valley Bank. Pursuant to the loan and security agreement, we are entitled to borrow through a revolving loan facility from Silicon Valley Bank up to $3 million, based on net eligible accounts receivable after an 80% advance rate and subject to limits based on our eligible accounts receivable as determined by Silicon Valley Bank. Interest on extensions of credit under the revolving loan is equal to the prime rate of Silicon Valley Bank, which is 4.0% per annum, plus 1.50% per annum (the “Applicable Rate”). In addition, a monthly collateral handling fee of 0.30% per each gross financed account receivable shall apply (“Collateral Handing Fee”). Notwithstanding the foregoing, if we achieve certain quarterly financial performance targets as stated in the loan and security agreement, the Applicable Rate and the Collateral Handling Fee shall be reduced to the prime rate of Silicon Valley Bank plus 1.0% per annum and 0.20% respectively. The revolving loan was used to replace our revolving accounts receivable credit line with Bridge Bank which is discussed below. On April 28, 2010 with $1.6 million of initial funding by Silicon Valley Bank on the revolving loan, we terminated our loan and security agreement with Bridge Bank as having been fully performed.

Pursuant to the loan and security agreement, Silicon Valley Bank also is making available a term loan in an amount of up to $400,000, subject to the satisfaction of terms and conditions of the loan and security agreement, which can be drawn down one time for the purpose of refinancing our outstanding obligations to Agility Capital (we previously disclosed these obligations to Agility Capital on our Current Report on Form 8-K filed on February 4, 2010). The term loan is repayable in eighteen equal monthly installments and interest is fixed at a rate per annum equal to 9.00%. With the funding by Silicon Valley Bank of the term loan, we terminated our loan agreement with Agility Capital.

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

On June 17, 2011 we completed our merger with Endwave Corporation, which resulted in Endwave becoming our wholly-owned subsidiary. Under the terms of the Merger Agreement, all outstanding shares of Endwave common stock, including those issuable upon settlement of outstanding restricted stock units, and outstanding in-the-money Endwave stock options, were converted into shares of our common stock such that immediately after the Merger, such shares represented approximately 42.45% of all outstanding shares of our common stock. On the effective date of the acquisition, GigOptix issued 9,128,502 shares of GigOptix common stock to holders of Endwave common stock, restricted stock units and in-the-money stock options.  Our total expenses in connection with the Endwave transaction, which were approximately $2.0 million, were comprised of legal, accounting, investment banking and printing fees, and employee expenses.  As a result of this transaction we received approximately $18.8 million of cash, cash equivalents and short-term investments.

Operating Activities

Operating activities used cash of $3.0 million during the nine months ended October 2, 2011 and resulted primarily from a net loss of $9.1 million, offset by depreciation and amortization of $2.5 million, stock-based compensation of $2.3 million, non-cash litigation expense of $1.1 million and a decrease in accounts receivable, inventories and other current assets of $1.0 million offset by a decrease in accounts payable and accrued and other current liabilities of $871,000.

Operating activities used cash of $4.0 million during the nine months ended October 3, 2010 and resulted from a net loss of $4.0 million, increases in accounts receivables, inventories, prepaids and other assets totaling $1.2 million, and decreases in accounts payable and accrued liabilities of $2.5 million. These uses were partially offset by the following non-cash expenses: depreciation and amortization of $2.0 million, stock based compensation of $1.2 million, a fixed asset write down of $121,000, the amortization of an acquisition related payment of $450,000 and the amortization of a discount on loan of $152,000.

Investing Activities

Net cash provided by investing activities for the nine months ended October 2, 2011 was $10.8 million and consisted of $3.7 million proceeds from sale and maturity of investments, the receipt of $8.8 million as a result of the acquisition of Endwave and a $99,000 reduction in restricted cash, partially offset by $1.8 million of purchases of fixed assets.

Net cash used in investing activities for the nine months ended October 3, 2010 was $771,000 and consisted of purchases of fixed assets of $971,000 offset by a decrease in restricted cash of $200,000.

Financing Activities

Net cash used in financing activities during the nine months ended October 2, 2011 was $2.4 million and consisted primarily of $6.0 million proceeds from line of credit facilities with Bridge Bank and Silicon Valley Bank, an $8.0 million repayment of line of credit, a $203,000 repayment of short-term loan and a $220,000 repayment of our capital lease obligation.

Net cash provided by financing activities during the nine months ended October 3, 2010 was $5.7 million and consisted of: $4,1million in proceeds from the issuance of common stock and warrants, including $3.9 million in proceeds from our public offering in July 2010, net borrowing under the Company’s line of credit facilities with Bridge Bank and Silicon Valley Bank of $1.5 million, net borrowings of $321,000 under a term loan arrangement with Agility Capital subsequently refinanced by Silicon Valley Bank offset by capital lease payments of $157,000.

Material Commitments

GigOptix did not have any material commitments for capital expenditures as of October 2, 2011.

Impact of Inflation and Changing Prices on Net Sales, Revenue and Income

Inflation and changing prices have not had a material impact on our revenue and income during the periods and at balance sheet dates presented in this report.

Off-Balance Sheet Arrangements

GigOptix does not use off-balance-sheet arrangements with unconsolidated entities,  nor does it use other forms of off-balance-sheet arrangements such as special purpose entities and research and development arrangements. Accordingly, GigOptix is not exposed to any financing or other risks that could arise if it had such relationships.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item has been omitted based on GigOptix’ status as a smaller reporting company.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

Our management, including our CEO and CFO, is responsible for establishing and maintaining our disclosure controls and procedures. Our CEO and CFO have evaluated the effectiveness of our disclosure controls and procedures as of October 2, 2011. In light of the material weaknesses set forth below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of that date. Notwithstanding the material weaknesses described below, our management performed additional analyses, reconciliations and other post-closing procedures and has concluded that our consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States.

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

Changes in Internal Control

In response to the material weaknesses discussed above, during the second and third quarters of 2011, we hired a new CFO and added more experienced accounting personnel.  In addition, we strengthened our accounting policies and procedures by using of checklists and certifications and establishing formal review processes.

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

Advantech Advanced Microwave Technologies Inc. (“Advantech”)

On October 31, 2008, Endwave filed a complaint with the Canadian Superior Court in Montreal, Quebec alleging that Advantech , the parent company of Allgon Microwave Corporation AB, or Allgon, had breached its contractual obligations with Endwave and owes it $994,500 for amounts outstanding under a note receivable and for purchased inventory and authorized finished goods purchase orders. By virtue of the acquisition of Endwave, we have assumed this litigation. The litigation is at an early stage, and a trial date has been set for February 2013; we cannot predict the outcome of these proceedings.

Optomai, Inc. and M/A-COM Technology Solutions, Inc.

On April 25, 2011, GigOptix initiated a lawsuit in the Superior Court of Santa Clara County, California, against five former employees of GigOptix who left in 2009 and 2010 to launch a competing company, Optomai, Inc.  The former employees were responsible for the development and promotion of products for 40G and 100G fiber optic networks, among other products, and their new company, Optomai, Inc., began marketing such products in April 2011.  On the day GigOptix filed suit, M/A-COM Technology Solutions, Inc. (MACOM) announced that it had acquired Optomai and MACOM has since been added to the suit as a defendant.  In the lawsuit, GigOptix’ seeks damages and injunctive relief for misappropriation of confidential information and trade secrets and breach of the former employees’ contractual and legal obligations to GigOptix.  The litigation is at an early stage; limited discovery has occurred and no trial date has been set.

National Instruments Corporation (“National Instruments”)

On October 4, 2011, National Instruments filed a complaint against ChipX and GigOptix in the District Court of Travis County pertaining to two sales contracts to which National Instruments was a purchaser of products sold by ChipX.  GigOptix is not a party to either contract.  Prior to the filing of the complaint, the parties had been in discussions regarding the pricing of the products sold under these contracts, the number of products to be sold, and the length of period of time during which the products would be sold.  National Instruments’ complaint sought a declaration that it was not in material breach of one of the contracts, as ChipX had asserted, that ChipX could not modify the prices in the contracts, that National Instruments could purchase products sold under one of the contracts directly from a supplier, and that GigOptix was not entitled to any damages from National Instruments as it is not a party to the contracts.  The complaint also sought unspecified damages for alleged breach of contract by ChipX.  ChipX and GigOptix have not yet responded to the complaint, or filed a cross-complaint against National Instruments.  The parties have now settled the matter.  Pursuant to the terms of the settlement, National Instruments will pay ChipX $500,000 to license rights from ChipX which will enable National Instruments to manufacture the products sold under one of the contracts, National Instruments will make one last purchase in the amount of $3,500,000 of such products from ChipX to be fulfilled during 2012, and National Instruments shall have the right to purchase products sold under the other contract directly from the supplier in exchange for a royalty which the supplier will pay to ChipX.

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

GigOptix has incurred negative cash flows from operations since inception. For the nine months ended October 2, 2011 and for the years ended December 31, 2010 and 2009, GigOptix incurred net losses of $9.1 million, $4.4 million and $10.0 million, respectively, and cash outflows from operations of $3.0 million, $3.8 million and $4.1 million, respectively. As of October 2, 2011, GigOptix had an accumulated deficit of $82.5 million. GigOptix expects development, sales and other operating expenses to increase in the future as it expands its business. If GigOptix’ revenue does not grow to offset these expected increased expenses, it may not be profitable. In fact, in future quarters GigOptix may not have any revenue growth and its revenues could decline. Furthermore, if GigOptix’ operating expenses exceed expectations, financial performance will be adversely affected and it may continue to incur significant losses in the future.

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

GigOptix has incurred negative cash flows from operations since inception. For the nine months ended October 2, 2011 and for the years ended December 31, 2010 and 2009, GigOptix incurred net losses of $9.1 million, $4.4 million and $10.0 million, respectively, and cash outflows from operations of $3.0 million, $3.8 million and $4.1 million, respectively. As of October 2, 2011, GigOptix had an accumulated deficit of $82.5 million. GigOptix has incurred significant losses since inception, attributable to GigOptix’ efforts to design and commercialize GigOptix’ products. GigOptix has  managed GigOptix’ liquidity during this time through a series of cost reduction initiatives and through increasing GigOptix’ line of credit with GigOptix’ bank.   Following GigOptix’ acquisition of Endwave, the Company had $16.2 million in cash and short-term investments as of October 2, 2011.  However,  while the Company has additional cash available, GigOptix’ ability to continue as a going concern is dependent on many events outside of GigOptix’ direct control, including, among other things, obtaining additional financing either privately or through public markets and consumers purchasing GigOptix’ products in substantially higher volumes. During 2010, GigOptix raised approximately $3.9 million in additional equity capital from institutional investors.

GigOptix could suffer unrecoverable losses on GigOptix’ customers’ accounts receivable, which would adversely affect GigOptix’ financial results.

GigOptix’ operating cash flows are dependent on the continued collection of receivables. GigOptix’ accounts receivable as of October 2, 2011 increased by $20,000 or 0.4% compared to the balance at December 31, 2010. GigOptix could suffer additional accounting losses as well as a reduction in liquidity if a customer is unable to pay. A significant increase in uncollectible accounts would have an adverse impact on GigOptix’ business, liquidity and financial results.

GigOptix’ business is subject to foreign currency risk.

Sales to customers located outside of the United States comprised 52% and 49% of GigOptix’ revenue for the nine months ended October 2, 2011 and October 3, 2010, respectively. In addition, GigOptix has a subsidiary overseas (Switzerland) that records its operating expenses in a foreign currency. Because sales of GigOptix’ products have been denominated to date primarily in U.S. dollars, increases in the value of the U.S. dollar could increase the price of GigOptix’ products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales and profitability in that country. Future international activity may result in increased foreign currency denominated sales. Gains and losses on the conversion to U.S. dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in GigOptix’ results of operations. GigOptix currently does not have hedging or other programs in place to protect against adverse changes in the value of the U.S. dollar as compared to other currencies to minimize potential adverse effects.

Restrictive covenants under GigOptix’ credit facility with Silicon Valley Bank may adversely affect its operations.

GigOptix’ loan and security agreement with Silicon Valley Bank contains a number of restrictive covenants that will impose significant operating and financial restrictions on GigOptix’ ability to, without prior written approval from Silicon Valley Bank:

●
Merge or consolidate, or permit any of GigOptix’ subsidiaries to merge or consolidate, with or into any other business organization, or acquire, or permit any of GigOptix’ subsidiaries to acquire, all or substantially all of the capital stock or property of another person;

●	Create, incur, or assume any indebtedness, other than certain indebtedness permitted under the loan and security agreement with Silicon Valley Bank; and

●	Pay any dividends or make any distributions or payment on, or redeem, retire or repurchase any capital stock.

While in October 2011,  the Company paid off the remaining balance on this line of credit, if GigOptix makes future borrowings, a failure to comply with the covenants contained in GigOptix’ loan and security agreement could result in an event of default under the agreement that, if not cured or waived, could result in the acceleration of the indebtedness and have a material adverse effect on GigOptix’ business, financial condition and results of operations.

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

ITEM 5.	OTHER INFORMATION

On October 6, 2011, GigOptix entered into a Third Amendment to Lease Agreement (the “Amendment”) by and between GigOptix and EOP-Embarcadero Place, L.L.C., a Delaware limited liability company (“Landlord”) in connection with an amendment of a lease at 2400 Geng Road, in Palo Alto, California (the “Premises”), one of GigOptix’ two Palo Alto facilities.  Pursuant to a prior amendment, GigOptix leased 3,652 rentable square feet at the Premises, and the lease of the Premises was to expire by its terms on December 31, 2013.  Under the terms of the prior amendment, the base rent for the Premises would be (with such abatements as set forth in the prior amendment) $6,025.80 per month for the remainder of 2011, $6,573.60 for each month of 2012, and $7,230.96 for each month of 2013.

Pursuant to the Amendment, Landlord and GigOptix agreed to accelerate the expiration date of the lease to such time (the “Accelerated Termination Date”) as both the Landlord signed a new lease for the Premises with a new tenant and Landlord’s mortgagee consented to the Amendment, provided that such events occurred by October 31, 2011 (and if the events did not occur by then, the Amendment would not be effective).  The Amendment also provided that all portions of the base rent as set forth in the prior amendment would not apply and be due for the period after the Accelerated Termination Date, which occurred on October 6, 2011, but that GigOptix would be liable for the rent prior to October 31, 2011.  In addition, the Amendment provided that GigOptix would pay the Landlord $91,300.00 as consideration for the acceleration of the expiration date of the lease.

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit Number	Description

10.1	Third Amendment to Lease Agreement, dated October 6, 2011.

31.1	Chief Executive Officer certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer certification pursuant to Rule 13a-14(b) or Rule 13d-14(b) and Section 1350, Chapter 63 of Title 18 United States Code (18 U.S.C. 1350) as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350, Chapter 63 of Title 18 United States Code (18 U.S.C. 1350) as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIGOPTIX, INC.

Date: November 14, 2011	/S/ Avi S. Katz
Dr. Avi S. Katz Chief Executive Officer and Chairman of the Board

Date: November 14, 2011	/S/ Curt P. Sacks
Curt P. Sacks Chief Financial Officer