Form 10-Q/A
period 2011-07-03
GigOptix, Inc.
filed 2012-03-27
CIK 1432150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

The number of shares of Common Stock outstanding as of March 16, 2012, the most recent practicable date prior to the filing of this Amended Quarterly Report on Form 10-Q, was 21,572,995 shares.

EXPLANATORY NOTE:

GigOptix, Inc (“GigOptix” or the “Company”) filed its Quarterly Report for the quarter ended July 3, 2011 on Form 10-Q (the “Quarterly Report”) with the Securities and Exchange Commission (the “SEC”) on August 15, 2011.  As previously disclosed by the Company on February 28, 2011 in its Current Report on Form 8-K (the “Form 8-K”), the Company determined that the accounting treatment for certain liabilities and expenses associated with its acquisition of Endwave Corporation (“Endwave”) was incorrect in the Quarterly Report.  Additionally, as previously disclosed in the Form 8-K, the Company determined to reflect an additional change in the operating expenses for the second quarter of 2011 pertaining to the previously disclosed sign-on bonus payable to the Company’s Chief Financial Officer, Curt Sacks.  The Company is concurrently filing amendments to both its second and third quarter quarterly reports to reflect these changes.

This Amendment No. 1 to the Quarterly Report (“Amendment No. 1”) amends the Quarterly Report as follows:

(i) Part I, Item 1 (Financial Statements): Revised Condensed Consolidated Balance Sheet (Unaudited) (the “Balance Sheet”) and Condensed Consolidated Statement of Operations (Unaudited) (the “Statement of Operations”) to reflect:

(a) that the accounting treatment for the liabilities associated with Endwave’s restructuring activities reported in the Company’s financial statements was incorrect. The Company determined that the restructuring liabilities assumed from Endwave (which Endwave incurred as expenses on Endwave’s financial statements) and reported in the Company’s Balance Sheet should also have been recorded as an operating expense on its post-acquisition Statements of Operations for the three and six months ended July 3, 2011.  The correction will also result in a reduction of goodwill on the Balance Sheet of the Company as of July 3, 2011, and for that portion of expenses that Endwave incurred and paid prior to the close of the transaction with the Company, there is an increase of additional paid-in capital on the Balance Sheet as of July 3, 2011.

(b) inclusion of $110,000 for the sign-on bonus of Mr. Sacks as a Selling, General and Administrative Expense on the Statements of Operations for the three and six months ended July 3, 2011, and an increase in accrued and other liabilities in the Balance Sheet as of July 3, 2011 in that same amount;

(ii) Part I, Item 1 (Notes to Condensed Consolidated Financial Statements), Note 6 – Business Combinations: Revised disclosure of the restructuring expenses associated with Endwave and revised tabular disclosure of unaudited pro forma financial information for the combined entity of the Company and Endwave to reflect the foregoing;

(iii) Part I, Item 1 (Notes to Condensed Consolidated Financial Statements), Note 10 – Restructuring: Revised disclosure of the restructuring expenses associated with Endwave and revised tabular disclosure of restructuring plan activity to reflect the foregoing;

(iv) Part I, Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations): (i) Revised discussion of the Company’s cash flows, restructuring expenses and operating activities to reflect the foregoing, and (ii) revised discussion of Selling, General and Administrative Expense to reflect the $110,000 change disclosed above;

(v) Part II, Item 1A (Risk Factors): Revised risk factor to reflect the change in the Company’s cash flows, restructuring expenses and operating activities to reflect the foregoing; and

(vi) Exhibit Index: Amendment to include Exhibits 31.3, 31.4, 32.3, and 32.4.

In connection with this Amendment No. 1 and pursuant to the SEC rules promulgated under the Securities Exchange Act of 1934, as amended, the Company is filing currently dated certifications under Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002.  Except as described above, no other amendments are being made to the Quarterly Report.  This Amendment No. 1 does not reflect events occurring after the August 15, 2011 filing of the Quarterly Report, nor does it modify or update the disclosure contained in the Quarterly Report in any way other than as required to reflect the amendments discussed above and reflected below.

PART I
FINANCIAL INFORMATION
GIGOPTIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	July 3, 2011	December 31, 2010
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$9,136	$4,502
Short-term investments	9,138	-
Accounts receivable, net	5,014	5,366
Inventories	2,464	1,609
Prepaid and other current assets	613	405
Total current assets	26,365	11,882
Property and equipment, net	5,044	3,717
Intangible assets, net	6,026	3,861
Goodwill	9,860	7,407
Restricted cash	261	356
Other assets	567	653
Total assets	$48,123	$27,876

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,545	$2,960
Accrued and other current liabilities	6,062	4,823
Accrued restructuring	1,791	-
Line of credit and term loan	877	3,226
Total current liabilities	12,275	11,009
Pension liabilities	234	211
Other long term liabilities	1,203	1,266
Total liabilities	13,712	12,486
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of July 3, 2011 and December 31, 2010	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; 21,505,599 and 12,210,264 shares issued and outstanding as of July 3, 2011 and December 31, 2010, respectively	22	12
Additional paid-in capital	116,779	88,553
Accumulated deficit	(82,595)	(73,353)
Accumulated other comprehensive income	205	178
Total stockholders’ equity	34,411	15,390
Total liabilities and stockholders’ equity	$48,123	$27,876

See accompanying Notes to Condensed Consolidated Financial Statements

GIGOPTIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(Restated)		(Restated)
Revenue
Product	$7,601	$5,524	$14,653	$10,658
Government contract	18	755	628	894
Total revenue	7,619	6,279	15,281	11,552

Cost of revenue
Product	3,798	2,621	7,449	5,222
Government contract	-	158	180	252
Total cost of revenue	3,798	2,779	7,629	5,474
Gross profit	3,821	3,500	7,652	6,078

Research and development expense	3,074	2,124	5,464	4,204
Selling, general and administrative expense	2,719	2,540	5,342	4,674
Restructuring expense	3,054	-	3,054	428
Merger-related expense	778	-	1,885	-
Shareholder settlement expense	-	-	1,064	-
Total operating expenses	9,625	4,664	16,809	9,306
Loss from operations	(5,804)	(1,164)	(9,157)	(3,228)
Interest expense, net	(47)	(118)	(143)	(228)
Other income (expense), net	58	(105)	70	(118)
Net loss before income taxes	(5,793)	(1,387)	(9,230)	(3,574)
Provision for income taxes	(7)	(24)	(12)	(24)
Net loss	$(5,800)	$(1,411)	$(9,242)	$(3,598)
Net loss per share - basic and diluted	$(0.42)	$(0.15)	$(0.71)	$(0.39)
Shares used in computing basic and diluted net loss per shares	13,906	9,353	13,107	9,329

See accompanying Notes to Condensed Consolidated Financial Statements

GIGOPTIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended
	July 3, 2011	July 4, 2010
	(Restated)
Cash flows from operating activities:
Net loss	$(9,242)	$(3,598)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,265	1,378
Stock-based compensation	1,513	827
Non-cash litigation settlement	1,064	-
Write-down of fixed assets	-	121
Deferred taxes, net	-	(1)
Amortization of acquisition-related payment	-	300
Amortization of investments	7	-
(Gain) loss on sale of assets	-	4
Amortization of discount on loan	-	152
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	709	(206)
Inventories	407	(152)
Prepaid and other current assets	(45)	(1,150)
Other assets	166	33
Accounts payable	(126)	(515)
Accrued restructuring	2,271	-
Accrued and other current liabilities	595	(1,172)
Net cash used in operating activities	(1,416)	(3,979)

Cash flows from investing activities:
Purchases of property and equipment	(1,167)	(241)
Net cash received in the acquisition of Endwave	8,824	-
Change in restricted cash	100	200
Net cash provided by (used in) investing activities	7,757	(41)

Cash flows from financing activities:
Proceeds from sale and maturity of investments	800	-
Proceeds from issuance of common stock and warrants	25	56
Proceeds from line of credit	4,990	8,332
Proceeds from short-term loan	-	900
Repayment of line of credit	(7,182)	(7,437)
Repayment of short-term loan	(158)	(515)
Repayment of capital lease	(114)	(103)
Net cash provided by (used in) financing activities	(1,639)	1,233

Effect of exchange rates on cash and cash equivalents	(68)	(32)
Net increase (decrease) in cash and cash equivalents	4,634	(2,819)
Cash and cash equivalents at beginning of period	4,502	3,583
Cash and cash equivalents at end of period	$9,136	$764

Supplemental disclosure of cash flow information
Interest paid	$163	$108
Income tax paid	$-	$-

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

NOTE 2 – RESTATEMENT

As previously disclosed by the Company on February 28, 2011 in its Current Report on Form 8-K (the “Form 8-K”), the Company determined that the accounting treatment for certain liabilities and expenses associated with its acquisition of Endwave Corporation (“Endwave”) was incorrect in the Quarterly Report.  Additionally, as previously disclosed in the Form 8-K, the Company determined to reflect an additional change in the operating expenses for the second quarter of 2011 pertaining to the previously disclosed sign-on bonus payable to the Company’s Chief Financial Officer, Curt Sacks.  The Company is concurrently filing amendments to both its second and third quarter quarterly reports to reflect these changes.

This Amendment No. 1 to the Quarterly Report (“Amendment No. 1”) amends the Quarterly Report as follows:

(i) Part I, Item 1 (Financial Statements): Revised Condensed Consolidated Balance Sheet (Unaudited) (the “Balance Sheet”) and Condensed Consolidated Statement of Operations (Unaudited) (the “Statement of Operations”) to reflect:

(a) that the accounting treatment for the liabilities associated with Endwave’s restructuring activities reported in the Company’s financial statements was incorrect. The Company determined that the restructuring liabilities assumed from Endwave (which Endwave incurred as expenses on Endwave’s financial statements) and reported in the Company’s Balance Sheet should also have been recorded as an operating expense on its post-acquisition Statements of Operations for the three and six months ended July 3, 2011.  The correction will also result in a reduction of goodwill on the Balance Sheet of the Company as of July 3, 2011, and for that portion of expenses that Endwave incurred and paid prior to the close of the transaction with the Company, there is an increase of additional paid-in capital on the Balance Sheet as of July 3, 2011.

(b) inclusion of $110,000 for the sign-on bonus of Mr. Sacks as a Selling, General and Administrative Expense on the Statements of Operations for the three and six months ended July 3, 2011, and an increase in accrued and other liabilities in the Balance Sheet as of July 3, 2011 in that same amount;

The following tables detail the financial statement items which were restated in the Company’s Balance Sheet as of:

	July 3, 2011
	As previously reported	As restated	Change
	(in thousands)
Goodwill	11,985	9,860	(2,125)
Total assets	50,248	48,123	(2,125)
Accrued and other current liabilities	5,952	6,062	110
Total current liablities	12,165	12,275	110
Additional paid in capital	115,798	116,779	981
Accumulated deficit	(79,379)	(82,595)	(3,216)
Total stockholder's equity	36,646	34,411	(2,235)
Total liabilities and stockholder's equity	50,248	48,123	(2,125)

The following tables detail the financial statement items which were restated in the Company’s Statements of Operations for the:

	Three months ended			Six months ended
	July 3, 2011			July 3, 2011
	As previously reported	As restated	Change	As previously reported	As restated	Change
	(in thousands, except per share amounts)			(in thousands, except per share amounts)
Selling, general and administrative expense	2,609	2,719	110	5,232	5,342	110
Restructuring expense	(52)	3,054	3,106	(52)	3,054	3,106
Total operating expenses	6,409	9,625	3,216	13,593	16,809	3,216
Loss from operations	(2,588)	(5,804)	(3,216)	(5,941)	(9,157)	(3,216)
Net loss before income taxes	(2,577)	(5,793)	(3,216)	(6,014)	(9,230)	(3,216)
Net loss	(2,584)	(5,800)	(3,216)	(6,026)	(9,242)	(3,216)
Net loss per share - basic and diluted	(0.19)	(0.42)	(0.23)	(0.46)	(0.71)	(0.25)

NOTE 3—INVESTMENTS

	July 3, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Commercial paper	$550	$-	$-	$550
United States government agencies	7,976	5	1	7,980
Corporate securities	608	-	-	608
	$9,134	$5	$1	$9,138

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

The Company periodically reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, credit quality and the Company’s ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.  If the Company believes the carrying value of an investment is in excess of its fair value, and this difference is other-than-temporary, the Company will write down the investment to reduce its carrying value to fair value which will be reflected in the condensed consolidated statement of operations. See additional discussion in Note 5, Fair Value.

 NOTE 4—BALANCE SHEET COMPONENTS RESTATED

Accrued and other current liabilities consisted of the following (in thousands):
	July 3, 2011	December 31, 2010
	(Restated)
Accrued compensation and related taxes	$1,779	$705
Amounts billed to the U.S. government in excess of approved rates	1,154	1,154
Accrued warranty	714	143
Warrants liability	24	522
Customer deposits	522	522
Accrued legal and audit fees	279	147
Capital lease obligation, current portion	263	239
Deferred revenue	200	568
Other	1,127	823
	$6,062	$4,823

Accounts receivable, net, consisted of the following (in thousands):

	July 3, 2011	December 31, 2010
Billed accounts receivable	$4,998	$4,572
Unbilled accounts receivable	360	965
Allowance for doubtful accounts	(344)	(171)
	$5,014	$5,366

Inventories consisted of the following (in thousands):

	July 3, 2011	December 31, 2010
Raw materials	$1,126	$609
Work in process	613	250
Finished goods	725	750
	$2,464	$1,609

Prepaid and other current assets consisted of the following (in thousands):

	July 3, 2011	December 31, 2010
Prepaid subscription software licenses and support	$139	$93
Prepaid rent	100	-
Prepaid insurance	92	174
Interest receivable	45	-

Unamortized debt issuance costs	149	-
Other prepaid expenses	88	138
	$613	$405

Property and equipment, net consisted of the following (in thousands, except depreciable life):

	Depreciable Life, in Years	July 3, 2011	December 31, 2010
Machinery and equipment	3-5	$7,985	$6,286
Computer software and equipment	2-3	3,461	3,006
Furniture and fixtures	3-10	170	159
Office equipment	3-5	112	107
Leasehold improvements	1-5	164	132
Construction-in-progress	–	201	77
		12,093	9,767
Accumulated depreciation and amortization		(7,049)	(6,050)
Property and equipment, net		$5,044	$3,717

For the three months and six months ended July 3, 2011, depreciation and amortization expense related to property and equipment was $519,000 and $933,000, respectively. For the three and six months ended July 4, 2010, depreciation and amortization expense related to property and equipment was $371,000 and $756,000, respectively. A write down of fixed assets of $121,000 was recorded as part of a restructuring of the Company’s Israel design center during the six months ended July 4, 2010.   See additional discussion at Note 10, Restructuring.

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

NOTE 5—FAIR VALUE

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

Liability Warrants

In connection with the November 2009 loan and security agreement with Bridge Bank and the January 2010 secured line of credit facility with Agility Capital (see Note 9), the Company issued warrants to both Bridge Bank and Agility Capital. Certain provisions in the warrant agreements provided for “down round” protection if the Company raised equity capital at a per share price which was less than the per share price of the warrants. Such down round protection also requires the Company to classify the value of the warrants as a liability on the issuance date and then record changes in the fair value through the statement of operations for each reporting period until the warrants are either exercised or cancelled. The fair value of the liability is recalculated and adjusted each quarter with the differences being charged to income. The fair value of these warrants was determined using a Monte Carlo simulation, which requires the use of significant unobservable inputs.  As a result, these warrants would be classified as Level 3 financial instruments. On July 7, 2010 the Company raised additional equity through an offering of 2,760,000 shares at $1.75 per share, thus triggering the down round protection and adjusting the number of warrants in each warrant agreement.

The change in the fair value of the Level 3 liability warrants during the three and six months ended July 3, 2011 is as follows (in thousands):

Fair value at December 31, 2010	$522
Exercise of warrants	(480)
Change in fair value	(5)
Fair value at April 3, 2011	37
Change in fair value	(13)
Fair value at July 3, 2011	$24

NOTE 6—BUSINESS COMBINATIONS RESTATED

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

The Company determined that certain restructuring expenses, in the amount of $3.1 million, incurred by Endwave in anticipation of the acquisition and prior to the close of the transaction, should be recorded as expense in the Company in the second quarter of 2011 consolidated statement of operations. Of the total $3.1 million of restructuring expense incurred by Endwave prior to the close of the transaction, $2.1 million remained in restructuring liabilities at the close of the merger and $1.0 million had been paid out prior to the close of the transaction.  The effect of the inclusion of the $3.1 million in restructuring expense incurred by Endwave in the Company’s second quarter 2011, served to increase restructuring expense on the second quarter consolidated statement of operations, reduce goodwill acquired from Endwave by $2.1 million, and increase the additional paid-in capital of the Company by $1.0 million.

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

The total purchase price of $24.2 million was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition as follows (in thousands):

(Restated)
Tangible assets acquired:
Cash and cash equivalents	$8,824
Short-term investments	9,946
Accounts receivable	334
Inventory	1,228
Other current assets	159
Property, plant and equipment	967
Other assets	73
Liabilities assumed:
Accounts payable	(702)
Accrued compensation	(415)
Accrued warranty	(496)
Accrued restructuring	(468)
Other current liabilities	(120)
Other long-term liabilities	(124)

Identifiable intangible assets acquired:
Customer relationships	720
Customer backlog	273
Developed technology	1,455
Trade name	83
Goodwill acquired:
Goodwill	2,453
Total purchase price	$24,190

Pro forma financial information Restated

The following table presents the unaudited pro forma financial information for the combined entity of GigOptix and Endwave for the three and six month periods ended July 3, 2011, as if the acquisition had occurred at the beginning of the periods presented after giving effect to certain purchase accounting adjustments (in thousands, except per share amounts):

	Three months ended		Six months ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(Restated)		(Restated)
Net revenue	$8,796	$10,032	$17,695	$20,139
Net loss	$(10,207)	$(4,225)	(16,716)	$(7,695)
Net loss per share - basic and diluted	$(0.49)	$(0.26)	$(0.84)	$(0.48)

These results are presented for illustrative purposes only and are not necessarily indicative of the actual operating results or financial position that would have occurred if the Company and Endwave had been a consolidated entity during the periods presented.

NOTE 7—INTANGIBLE ASSETS AND GOODWILL RESTATED

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

As of July 3, 2011, we had $7.4 million of goodwill in connection with the acquisition of ChipX on November 9, 2009 and $2.5 million of goodwill in connection with the acquisition of Endwave on June 17, 2011.

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

NOTE 8—STOCKHOLDERS’ EQUITY

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

NOTE 9—LINE OF CREDIT

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

The following table summarizes the warrants subject to liability accounting:

					Price per Share	Fair Value July 3, 2011	Fair Value December 31, 2010		Three Months Ended July 3, 2011	Six Months Ended July 3, 2011
Holder	Original Warrants	Adjusted Warrants	Grant Date	Expiration Date				Change	Change in Fair Value	Exercise of Warrants	Change in Fair Value	Total Change	Related Agreement
Bridge Bank	59,773	114,286	11/12/2009		$1.75	$-	$240,000	$(240,000)		$(240,000)		$(240,000)	Credit Agreement
Bridge Bank	20,000	22,671	4/7/2010	7/7/2017	3.32	24,000	42,000	(18,000)	$(13,000)		(18,000)	(18,000)	Credit Agreement
Agility Capital	71,429	85,714	1/29/2010		1.75	-	180,000	(180,000)		(180,000)		(180,000)	Secured Credit Facility
Agility Capital	25,000	28,571	4/5/2010		1.75	-	60,000	(60,000)		(60,000)		(60,000)	Secured Credit Facility
Total	176,202	251,242				$24,000	$522,000	$(498,000)	$(13,000)	$(480,000)	$(18,000)	$(498,000)

NOTE 10—RESTRUCTURING RESTATED

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

On June 17, 2011, the Company completed its acquisition of Endwave Corporation.  The Company determined that certain restructuring expenses, in the amount of $3.1 million, incurred by Endwave in anticipation of the acquisition and prior to the close of the transaction, should be recorded as expense in the Company’s second quarter of 2011 consolidated statement of operations. Of the total $3.1 million of restructuring expense incurred by Endwave prior to the close of the transaction, $2.1 million remained in Endwave’s restructuring liabilities at the close of the merger and $1.0 million had been paid out prior to the close of the transaction.  As shown in the table below, the Company acquired $468,000 of accrued restructuring from Endwave unrelated to restructuring activity incurred in anticipation of the acquisition.  The Company recorded $3.1 million in restructuring charges in the second quarter of 2011 originally incurred by Endwave in anticipation of the acquisition as noted above. The Company paid out $841,000 related to restructuring during the second quarter and adjusted additional paid in capital by $1.0 million for the restructuring charges originally incurred by Endwave that were paid out prior to the close of the transaction.

The following is a summary of restructuring plans activity (in thousands):

		Israel Restructuring				Endwave Restructuring
	Bothell Excess Space	Severance	Legal and Accounting	Israel Subtotal	GigOptix U.S. Severance	Severance	Facilities	Endwave Subtotal	Grand Total
					(Restated)	(Restated)	(Restated)	(Restated)	(Restated)

Balance, December 31, 2010	$28	$21	$13	$34	$-	$-	$-	$-	$62
Charges	-	-	-	-	-	-	-	-	-
Uses	(28)	-	-	-	-	-	-	-	(28)
Balance, April 3, 2011	-	21	13	34	-	-	-	-	34
Restructuring liabilities assumed	-	-	-	-	-	468	-	468	468
Charges	-	-	-	-	5	2,816	290	3,106	3,111
Adjustment to additional paid in capital	-	-	-	-	-	(888)	(93)	(981)	(981)
Uses and adjustments	-	-	-	-	(1)	(827)	(13)	(840)	(841)
Balance, July 3, 2011	$-	$21	$13	$34	$4	$1,569	$184	$1,753	$1,791

NOTE 11—INCOME TAXES

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

NOTE 14—RELATED PARTY TRANSACTIONS

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

NOTE 15—RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 16—SUBSEQUENT EVENTS

Properties

During the third quarter of 2011, GigOptix exited its facilities in Palo Alto, California and moved its headquarters to San Jose, California, the former headquarters for Endwave.  Remaining amounts due to the landlord are included in operating lease amounts in Note 13.  GigOptix entered into a lease for the San Jose property during the second quarter of 2011, and the future lease payments are included in the Company’s future operating lease schedules.  See additional discussion in Note 13, Commitments and Contingencies.

Repayment of Line of Credit

Between July 4, 2011 and July 15, 2011, GigOptix paid in full the $807,000 line of credit balance that was owed to Silicon Valley Bank at July 3, 2011.  See additional discussion in Note 9, Line of Credit.

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

The following sets forth GigOptix’ significant corporate and product milestones:

●	In 2007, GigOptix LLC was formed and received initial funding.

●	GigOptix LLC acquired the assets of iTerra Communications LLC in July 2007 and Helix Semiconductors AG in January 2008.

●	In March 2008, GigOptix, Inc. was formed to facilitate a combination with Lumera Corporation. The combined company began trading on the OTCBB under the symbol GGOX in December 2008.

●	In November 2009, GigOptix acquired ChipX.

●	In June 2011, GigOptix acquired Endwave Corporation.

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

GigOptix’ products fall into the following main categories:

●	Laser and modulator Driver ICs and MCMs;

●	Transimpedance and Limiting Amplifier ICs

●	Optical Modulators;

●	Radio Frequency (“RF”) Amplifiers, Semiconductor Devices and Modules; and

●	Custom analog and mixed signal ASICs.

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

GigOptix has incurred negative cash flows from operations since inception. For the six months ended July 3, 2011 and for the years ended December 31, 2010 and 2009, GigOptix incurred net losses of $9.2 million, $4.4 million and $10.0 million respectively, and cash outflows from operations of $1.4 million, $3.8 million and $4.1 million, respectively. As of July 3, 2011 GigOptix had an accumulated deficit of $82.6 million.

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

Selling, general and administrative expense for the periods presented was as follows (in thousands, except percentages):

	Three months ended		Six months ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(Restated)		(Restated)
Selling, general and administrative expense	$2,719	$2,540	$5,342	$4,674
Percentage of revenue	36%	40%	35%	40%
Increase period over period	179		668
Percentage increase, period over period	7%		14%

For the three ended July 3, 2011 and July 4, 2010, selling, general and administrative expense was $2.7 million and $2.5 million, respectively.  For the six months ended July 3, 2011 and July 4, 2010, selling, general and administrative expense was $5.3 million and 4.7 million, respectively.  The three month increase was primarily due to $203,000 of additional expenses which resulted from adding Endwave’s staff into GigOptix’ operations in June 2011.

The six month increase was primarily due to a $158,000 increase in sales commissions, a $136,000 increase in professional fees, and $203,000 of additional expenses which resulted from adding Endwave’s staff into GigOptix’ operations in June 2011.

Merger-related Expense

During the three and six months ended July 3, 2011, we incurred $778,000 and $1.9 million of expenses in connection with our June 2011 acquisition of Endwave Corporation.  The amounts primarily include employee retention compensation in connection with the completion of the merger and attorney, accounting and investment banking fees.

Restructuring Expense

Restructuring expense for the periods presented was as follows (in thousands):

	Three months ended		Six months ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(Restated)		(Restated)
Restructuring expense	$3,054	$-	$3,054	$428

During both the three and six months ended July 3, 2011, GigOptix recorded a $3.1 million in restructuring expense.  GigOptix determined that certain restructuring expenses, in the amount of $3.1 million, incurred and booked by Endwave in anticipation of the acquisition and prior to the close of the transaction, should also be booked into the our results in the second quarter of 2011 consolidated statement of operations. Of the total $3.1 million of restructuring expense incurred by Endwave prior to the close of the transaction, $2.1 million remained in restructuring liabilities at the close of the merger and $1.0 million had been paid out prior to the close of the transaction.  The effect of the inclusion of the $3.1 million in restructuring expense incurred by Endwave on the GigOptix second quarter 2011, served to increase restructuring expense on the second quarter consolidated statement of operations, reduce goodwill acquired from Endwave by $2.1 million and increase the additional paid-in capital of GigOptix $1.0 million.

During the three months ended April 4, 2010 we decided to close our research and development design center in Haifa, Israel which was acquired as part of the merger with ChipX in 2009. We recorded a restructuring charge of $428,000 to account for employee severance of $196,000, future facility rent expense of $61,000 for the remainder of the lease term through the end of fiscal 2010, a write-down of fixed assets of $121,000, and accounting and legal expenses of approximately, $50,000.

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

Operating Activities

Operating activities used cash of $1.4 million during the six months ended July 3, 2011 and resulted primarily from a net loss of $9.2 million, offset by depreciation and amortization of $1.3 million, stock-based compensation of $1.5 million, non-cash litigation expense of $1.1 million and an increase in accrued restructuring of $2.3 million, a decrease in accounts receivable, inventories and other current assets of $1.2 million, and an increase in accrued and other current liabilities of  $595,000.

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

●
We did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with their financial reporting requirements. This deficiency resulted in multiple audit adjustments. Accordingly, we have determined this control deficiency constitutes a material weakness.

●
We did not maintain effective policies, procedures and controls surrounding the financial reporting processes. Specifically, policies, procedures and controls were not documented, designed or in place to ensure that:

●	all journal entries, both recurring and non-recurring, were reviewed and approved; and

●	monthly closing checklists were used consistently and thoroughly to ensure all financial reporting procedures and controls have been performed.

During 2011, our CEO and CFO determined that we had a material weaknesses in our internal control over financial reporting because we did not maintain effective procedures and controls surrounding the accounting of acquisitions.  Specifically, we incorrectly accounted for certain restructuring expenses associated with our acquisition of Endwave Corporation which led to the restatement of our second and third quarter quarterly reports on Form 10-Q.

Changes in Internal Control

In response to the material weaknesses discussed above, during the three months ended July 3, 2011 we hired a new CFO and added more experienced accounting personnel. In addition, as part of future acquisitions and significant transactions, we will review our accounting of the transactions internally based on generally accepted accounting principles as well as the most recent authoritative guidance. We will also seek external advisors with a full understanding of the appropriate accounting treatment for significant and infrequent transactions we experience in the future.

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

GigOptix has incurred negative cash flows from operations since inception. For the six months ended July 3, 2011 and for the years ended December 31, 2010 and 2009, GigOptix incurred net losses of $9.2 million, $4.4 million and $10.0 million, respectively, and cash outflows from operations of $1.4 million, $3.8 million and $4.1 million, respectively. As of July 3, 2011, GigOptix had an accumulated deficit of $82.6 million. GigOptix expects development, sales and other operating expenses to increase in the future as it expands its business. If GigOptix’ revenue does not grow to offset these expected increased expenses, it may not be profitable. In fact, in future quarters GigOptix may not have any revenue growth and its revenues could decline. Furthermore, if GigOptix’ operating expenses exceed expectations, financial performance will be adversely affected and it may continue to incur significant losses in the future.

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

GigOptix has incurred negative cash flows from operations since inception. For the six months ended July 3, 2011 and for the years ended December 31, 2010 and 2009, GigOptix incurred net losses of $9.2 million, $4.4 million and $10.0 million, respectively, and cash outflows from operations of $1.4 million $3.8 million and $4.1 million, respectively. As of July 3, 2011, GigOptix had an accumulated deficit of $82.6  million. GigOptix has incurred significant losses since inception, attributable to GigOptix’ efforts to design and commercialize GigOptix’ products. GigOptix has managed GigOptix’ liquidity during this time through a series of cost reduction initiatives and through increasing GigOptix’ line of credit with GigOptix’ bank.   Following GigOptix’ acquisition of Endwave, the Company had $18.3 million in cash and short-term investments as of July 3, 2011.  However,  while the Company has additional cash available, GigOptix’ ability to continue as a going concern is dependent on many events outside of GigOptix’ direct control, including, among other things, obtaining additional financing either privately or through public markets and consumers purchasing GigOptix’ products in substantially higher volumes. During 2010, GigOptix raised approximately $3.9 million in additional equity capital from institutional investors.

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

31.1
Chief Executive Officer certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  (Filed with the Company’s Quarterly Report for the quarter ended July 3, 2011 on Form 10-Q, as filed with the SEC on August 15, 2011)

31.2	Chief Financial Officer certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Chief Executive Officer certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Chief Financial Officer certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Chief Executive Officer certification pursuant to Rule 13a-14(b) or Rule 13d-14(b) and Section 1350, Chapter 63 of Title 18 United States Code (18 U.S.C. 1350) as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.    (Filed with the Company’s Quarterly Report for the quarter ended July 3, 2011 on Form 10-Q, as filed with the SEC on August 15, 2011)

32.2
Chief Financial Officer certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350, Chapter 63 of Title 18 United States Code (18 U.S.C. 1350) as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.    (Filed with the Company’s Quarterly Report for the quarter ended July 3, 2011 on Form 10-Q, as filed with the SEC on August 15, 2011)

32.3*
Chief Executive Officer certification pursuant to Rule 13a-14(b) or Rule 13d-14(b) and Section 1350, Chapter 63 of Title 18 United States Code (18 U.S.C. 1350) as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.4*
Chief Financial Officer certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350, Chapter 63 of Title 18 United States Code (18 U.S.C. 1350) as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS*	Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*           Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIGOPTIX, INC.

Date: March 27, 2012	/S/ AVI S. KATZ
Dr. Avi S. Katz Chief Executive Officer and Chairman of the Board

Date: March 27, 2012	/S/ Curt P. Sacks
Curt P. Sacks Chief Financial Officer