Form 10-Q/A
period 2011-10-02
GigOptix, Inc.
filed 2012-03-27
CIK 1432150

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

EXPLANATORY NOTE:

GigOptix, Inc (“GigOptix” or the “Company”) filed its Quarterly Report for the quarter ended October 2, 2011 on Form 10-Q (the “Quarterly Report”) with the Securities and Exchange Commission (the “SEC”) on  November 15, 2011. As previously disclosed by the Company on February 28, 2011 in its Current Report on Form 8-K (the “Form 8-K”), the Company determined that the accounting treatment for certain liabilities and expenses associated with its acquisition of Endwave Corporation (“Endwave”) was incorrect in the Quarterly Report.  Additionally, as previously disclosed in the Form 8-K, the Company determined to reflect an additional change in the operating expenses for the second quarter of 2011 pertaining to the previously disclosed sign-on bonus payable to the Company’s Chief Financial Officer, Curt Sacks.  The Company is concurrently filing amendments to both its second and third quarter quarterly reports to reflect these changes.

This Amendment No. 1 to the Quarterly Report (“Amendment No. 1”) amends the Quarterly Report as follows:

(i) Part I, Item 1 (Financial Statements): Revised Condensed Consolidated Balance Sheets of Operations (Unaudited) (the “Balance Sheets”) and Condensed Consolidated Statement of Operations (Unaudited) (the “Statement of Operations”) to reflect:

(a)  that the accounting treatment for the liabilities associated with Endwave’s restructuring activities reported in the Company’s financial statements was incorrect. The Company determined that the restructuring liabilities assumed from Endwave (which Endwave incurred as expenses on Endwave’s financial statements) and reported in the Company’s Balance Sheet should also have been recorded as an operating expense on its post-acquisition Statement of Operations for the nine months ended October 2, 2011.  The correction will also result in a reduction of goodwill on the Balance Sheet of the Company as of October 2, 2011, and for that portion of expenses that Endwave incurred and paid prior to the close of the transaction with the Company, there is an increase of additional paid-in capital on the Balance Sheet as of October 2, 2011.

(b) inclusion of $110,000 for the sign-on bonus of Mr. Sacks as a Selling, General and Administrative Expense on the Statement of Operations for the nine months ended October 2, 2011, and an increase in accrued and other liabilities in the Balance Sheet as of October 2, 2011 in that same amount;

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

In connection with this Amendment No. 1 and pursuant to the SEC rules promulgated under the Securities Exchange Act of 1934, as amended, the Company is filing currently dated certifications under Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002. Except as described above, no other amendments are being made to the Quarterly Report. This Amendment No. 1 does not reflect events occurring after the November 15, 2011 filing of the Quarterly Report, nor does it modify or update the disclosure contained in the Quarterly Report in any way other than as required to reflect the amendments discussed above and reflected below.

Explanatory Note

PART I
FINANCIAL INFORMATION
GIGOPTIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	October 2, 2011	December 31, 2010
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$9,985	$4,502
Short-term investments	6,207	-
Accounts receivable, net	5,386	5,366
Inventories	2,533	1,609
Prepaid and other current assets	615	405
Total current assets	24,726	11,882
Property and equipment, net	4,855	3,717
Intangible assets, net	5,569	3,861
Goodwill	9,860	7,407
Restricted cash	258	356
Other assets	251	653
Total assets	$45,519	$27,876

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,396	$2,960
Accrued and other current liabilities	5,476	4,823
Accrued restructuring	939	-
Line of credit and term loan	1,012	3,226
Total current liabilities	11,823	11,009
Pension liabilities	219	211
Other long term liabilities	1,246	1,266
Total liabilities	13,288	12,486
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of October 2, 2011 and December 31, 2010	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; 21,513,784 and 12,210,264 shares issued and outstanding as of October 2, 2011 and December 31, 2010, respectively	22	12
Additional paid-in capital	117,599	88,553
Accumulated deficit	(85,669)	(73,353)
Accumulated other comprehensive income	279	178
Total stockholders’ equity	32,231	15,390
Total liabilities and stockholders’ equity	$45,519	$27,876

See accompanying Notes to Condensed Consolidated Financial Statements

GIGOPTIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
			(Restated)
Revenue
Product	$8,363	$5,866	$23,016	$16,525
Government contract	-	1,357	628	2,251
Total revenue	8,363	7,223	23,644	18,776

Cost of revenue
Product	3,709	3,106	11,158	8,329
Government contract	-	305	180	557
Total cost of revenue	3,709	3,411	11,338	8,886
Gross profit	4,654	3,812	12,306	9,890

Research and development expense	3,633	1,852	9,097	6,056
Selling, general and administrative expense	2,769	2,247	8,091	6,921
Restructuring expense	769	-	3,823	428
Merger-related expense	74	-	1,959	-
Special litigation-related expense	255	-	275	-
Shareholder settlement expense	-	-	1,064	-
Total operating expenses	7,500	4,099	24,309	13,405
Loss from operations	(2,846)	(287)	(12,003)	(3,515)
Interest expense, net	(97)	(105)	(240)	(335)
Other expense, net	(131)	(16)	(61)	(132)
Net loss before income taxes	(3,074)	(408)	(12,304)	(3,982)
(Provision) benefit for income taxes	-	2	(12)	(22)
Net loss	$(3,074)	$(406)	$(12,316)	$(4,004)

Net loss per share - basic and diluted	$(0.14)	$(0.03)	$(0.78)	$(0.39)
Shares used in computing basic and diluted net loss per shares	21,511	11,972	15,888	10,204

See accompanying Notes to Condensed Consolidated Financial Statements

GIGOPTIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended
	October 2,2011	October 3,2010
	(Restated)
Cash flows from operating activities:
Net loss	$(12,316)	$(4,004)
Adjustments to reconcile net loss to net cash used in operating activities:	-
Depreciation and amortization	2,495	2,021
Stock-based compensation	2,320	1,189
Non-cash litigation settlement	1,064	-
Write-down of fixed assets	-	121
Amortization of acquisition-related payment	-	450
Amortization of investments	36	-
(Gain)/Loss on sale of assets	-	3
Amortization of discount on loan	-	152
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	295	(481)
Inventories	317	(523)
Prepaid and other current assets	(52)	(200)
Other assets	485	69
Accounts payable	729	(1,259)
Accrued restructuring	2,271	-
Accrued and other current liabilities	(656)	(1,218)
Net cash used in operating activities	(3,012)	(3,680)
Cash flows from investing activities:
Proceeds from sale and maturity of investments	3,700	-
Purchases of property and equipment	(1,840)	(971)
Net cash received in the acquisition of Endwave	8,824	-
Change in restricted cash	99	200
Net cash provided by (used in) investing activities	10,783	(771)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	38	4,076
Proceeds from line of credit	5,978	12,977
Proceeds from short-term loan	-	900
Repayment of line of credit	(7,989)	(11,502)
Repayment of short-term loan	(203)	(579)
Repayment of capital lease	(220)	(157)
Net cash provided by (used in) financing activities	(2,396)	5,715
Effect of exchange rates on cash and cash equivalents	108	5
Net increase (decrease) in cash and cash equivalents	5,483	1,269
Cash and cash equivalents at beginning of period	4,502	3,583
Cash and cash equivalents at end of period	$9,985	$4,852
Supplemental disclosure of cash flow information
Interest paid	$254	$213
Income tax paid	$-	$-
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

This Amendment No. 1 to the Quarterly Report (“Amendment No. 1”) amends the Quarterly Report as follows:

(i) Part I, Item 1 (Financial Statements): Revised Condensed Consolidated Balance Sheet (Unaudited) (the “Balance Sheet”) and Condensed Consolidated Statement of Operations (Unaudited) (the “Statement of Operations”) to reflect:

(a) that the accounting treatment for the liabilities associated with Endwave’s restructuring activities reported in the Company’s financial statements was incorrect. The Company determined that the restructuring liabilities assumed from Endwave (which Endwave incurred as expenses on Endwave’s financial statements) and reported in the Company’s Balance Sheet should also have been recorded as an operating expense on its post-acquisition Statement of Operations for the nine months ended October 2, 2011.  The correction will also result in a reduction of goodwill on the Balance Sheet of the Company as of October 2, 2011, and for that portion of expenses that Endwave incurred and paid prior to the close of the transaction with the Company, there is an increase of additional paid-in capital on the Balance Sheet as of October 2, 2011.

(b) inclusion of $110,000 for the sign-on bonus of Mr. Sacks as a Selling, General and Administrative Expense on the Statement of Operations for the nine months ended October 2, 2011, and an increase in accrued and other liabilities in the Balance Sheet as of October 2, 2011 in that same amount;

The following tables detail the financial statement items which were restated in the Company’s Balance Sheet as of:

	October 2, 2011
	As previously reported	As restated	Change
	(in thousands)
Goodwill	11,985	9,860	(2,125)
Total assets	47,644	45,519	(2,125)
Accrued and other current liabilities	5,366	5,476	110
Total current liablities	11,713	11,823	110
Additional paid in capital	116,618	117,599	981
Accumulated deficit	(82,453)	(85,669)	(3,216)
Total stockholder's equity	34,466	32,231	(2,235)
Total liabilities and stockholder's equity	47,644	45,519	(2,125)

The following tables detail the financial statement items which were restated in the Company’s Statement of Operations for the:
	Nine months ended
	October 2, 2011
	As previously reported	As restated	Change
	(in thousands, except per share amounts)
Selling, general and administrative expense	7,981	8,091	110
Restructuring expense	717	3,823	3,106
Total operating expenses	21,093	24,309	3,216
Loss from operations	(8,787)	(12,003)	(3,216)
Net loss before income taxes	(9,088)	(12,304)	(3,216)
Net loss	(9,100)	(12,316)	(3,216)
Net loss per share - basic and diluted	(0.57)	(0.78)	(0.21)

NOTE 3—INVESTMENTS

	October 2, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
United States government agencies	$5,605	$1	$-	$5,606
Corporate securities	601	-	-	601
	$6,206	$1	$-	$6,207

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

NOTE 4—BALANCE SHEET COMPONENTS  RESTATED

Accrued and other current liabilities consisted of the following (in thousands):

	October 2, 2011	December 31, 2010
	(Restated)
Accrued compensation and related taxes	$1,266	$705
Amounts billed to the U.S. government in excess of approved rates	1,154	1,154
Accrued warranty	530	143
Customer deposits	522	522
Capital lease obligation, current portion	438	239
Deferred revenue	221	568
Accrued legal and audit fees	75	147
Warrants liability	18	522
Other	1,252	823
	$5,476	$4,823

Accrued and other current liabilities consisted of the following (in thousands):

	October 2, 2011	December 31, 2010
Billed accounts receivable	$5,294	$4,572
Unbilled accounts receivable	423	965
Allowance for doubtful accounts	(331)	(171)
	$5,386	$5,366

Inventories consisted of the following (in thousands):

	October 2, 2011	December 31, 2010
Raw materials	$954	$609
Work in process	377	250
Finished goods	1,202	750
	$2,533	$1,609

Property and equipment, net consisted of the following (in thousands, except depreciable life):

	Depreciable Life, in Years	October 2, 2011	December 31, 2010
Machinery and equipment	3-5	$8,424	$6,286
Computer software and equipment	2-3	3,467	3,006
Furniture and fixtures	3-10	169	159
Office equipment	3-5	107	107
Leasehold improvements	1-5	165	132
Construction-in-progress	–	304	77
		12,636	9,767
Accumulated depreciation and amortization		(7,781)	(6,050)
Property and equipment, net		$4,855	$3,717

For the three months and nine months ended October 2, 2011, depreciation and amortization expense related to property and equipment was $788,000 and $1.7 million, respectively. For the three and nine months ended October 3, 2010, depreciation and amortization expense related to property and equipment was $412,000 and $1.2 million, respectively. A write down of fixed assets of $121,000 was recorded as part of a restructuring of the Company’s Israel design center during the nine months ended October 3, 2010.   See additional discussion in Note 10, Restructuring.

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

The Company determined that certain restructuring expenses, in the amount of $3.1 million, incurred by Endwave in anticipation of the acquisition and prior to the close of the transaction, should also be recorded as expense in the Company’s second quarter of 2011 consolidated statement of operations. Of the total $3.1 million of restructuring expense incurred by Endwave prior to the close of the transaction, $2.1 million remained in restructuring liabilities at the close of the merger and $1.0 million had been paid out prior to the close of the transaction.  The effect of the inclusion of the $3.1 million in restructuring expense incurred by Endwave in the Company’s second quarter 2011, served to increase restructuring expense on the second quarter consolidated statement of operations, reduce goodwill acquired from Endwave by $2.1 million and increase the additional paid-in capital of the Company by $1.0 million.

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

Pro forma financial information Restated

The following table presents the unaudited pro forma financial information for the combined entity of GigOptix and Endwave for the three and nine months ended October 2, 2011 and October 3, 2010, as if the acquisition had occurred at the beginning of the periods presented after giving effect to certain purchase accounting adjustments (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
			(Restated)
Net revenue	$8,363	$11,281	$26,058	$31,421
Net loss	$(3,074)	$(2,405)	$(19,790)	$(10,100)
Net loss per share - basic and diluted	$(0.14)	$(0.13)	$(0.87)	$(0.59)

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

            As of October 2, 2011, the Company had $7.4 million of goodwill in connection with the acquisition of ChipX on November 9, 2009 and $2.5 million of goodwill in connection with the acquisition of Endwave on June 17, 2011.

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

At the 2011 Annual Meeting presently scheduled for November 15, 2011, the shareholders of the Company are being asked to vote on a proposal to approve and ratify an amendment to the Company’s Certificate of Incorporation to allow the Board of Directors to effect a reverse split of the Company’s outstanding common stock in the range of one-for-three to one-for-five without further approval of the stockholders, if the Board of Directors, in its sole discretion, determines that such a reverse split is in the best interest of the Company and its stockholders.

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

The following table summarizes the warrants subject to liability accounting:

					Price	Fair Value	Fair Value	Three Months Ended October 2, 2011	Nine Months Ended October 2, 2011
Holder	Original Warrants	Adjusted Warrants	Grant Date	Expiration Date	per Share	October 2, 2011	December 31, 2010	Change in Fair Value	Exercise of Warrants	Change in Fair Value	Related Agreement
Bridge Bank	59,773	114,286	11/12/2009		$1.75	$-	$240,000		$(240,000)		Credit Agreement
Bridge Bank	20,000	22,671	4/7/2010	7/7/2017	3.32	18,000	42,000	$(6,000)		(24,000)	Credit Agreement
Agility Capital	71,429	85,714	1/29/2010		1.75	-	180,000		(180,000)		Secured Credit Facility
Agility Capital	25,000	28,571	4/5/2010		1.75	-	60,000		(60,000)		Secured Credit Facility
Total	176,202	251,242				$18,000	$522,000	$(6,000)	$(480,000)	$(24,000)

NOTE 10—RESTRUCTURING RESTATED

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

On June 17, 2011, the Company completed its acquisition of Endwave Corporation.  The Company determined that certain restructuring expenses, in the amount of $3.1 million, incurred  by Endwave in anticipation of the acquisition and prior to the close of the transaction, should be recorded as expense in the Company’s second quarter of 2011 consolidated statement of operations. Of the total $3.1 million of restructuring expense incurred by Endwave prior to the close of the transaction, $2.1 million remained in Endwave’s restructuring liabilities at the close of the merger and $1.0 million had been paid out prior to the close of the transaction.  As shown in the table below, the Company acquired $468,000 of accrued restructuring from Endwave unrelated to restructuring activity incurred in anticipation of the acquisition.  The Company recorded $3.1 million in restructuring charges in the second quarter of 2011 originally incurred by Endwave in anticipation of the acquisition as noted above.  The Company paid out $841,000 related to restructuring during the second quarter and adjusted additional paid in capital by $1.0 million for the restructuring charges originally incurred, booked by Endwave that were paid out prior to the close of the transaction.

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

The following is a summary of the restructuring activity (in thousands):

	Three months ended	Nine months ended
	October 2, 2011	October 2, 2011
		(Restated)
Beginning balance	$1,791	$62
Charges	769	3,880
Restructuring liabilities assumed	-	468
Uses and adjustments	(1,347)	(2,216)
Adjustment to addditional paid in capital	-	(981)
Accrual at October 2, 2011	$1,213	$1,213

NOTE 11—INCOME TAXES

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

See additional discussions in Note 16, Subsequent Events, and in Legal Proceedings  regarding litigation involving the Company and National Instruments.

NOTE 15—RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 16—SUBSEQUENT EVENTS

Properties

Subsequent to October 2, 2011, GigOptix’ Palo Alto landlord agreed to an early lease termination for one of the two Palo Alto facilities leases.  Costs that GigOptix agreed to pay to terminate the lease prior to its expiration have been included in restructuring expense in the statement of operations for the three and nine months ended October 2, 2011, and are included in accrued and other current liabilities and in other non-current liabilities in the balance sheet at October 2, 2011.  See additional discussion in Note 10, Restructuring.

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

GigOptix has incurred negative cash flows from operations since its inception. For the nine months ended October 2, 2011 and for the years ended December 31, 2010 and 2009, GigOptix incurred net losses of $12.3 million, $4.4 million and $10.0 million respectively, and used cash in operations of $3.0 million, $3.8 million and $4.1 million, respectively. As of October 2, 2011 GigOptix had an accumulated deficit of $85.7 million.

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

Selling, general and administrative expense for the periods presented was as follows (in thousands, except percentages):

	Three months ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
			(Restated)
Selling, general and administrative expense	$2,769	$2,247	$8,091	$6,921
Percentage of revenue	33%	31%	34%	37%
Increase period over period	522		1,170
Percentage increase, period over period	23%		17%

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

The nine month increase was primarily due to a $620,000 increase in stock compensation expense, $294,000 increase in professional and outside services and $251,000 of additional expenses which resulted from adding Endwave’s staff into GigOptix’s operations.

Merger-related Expense

During the three and nine months ended October 2, 2011, we incurred $74,000 and $2.0 million of expenses in connection with our June 2011 acquisition of Endwave Corporation.  The amounts primarily include employee retention compensation in connection with the completion of the merger and attorney, accounting and investment banking fees.

Restructuring Expense

Restructuring expense for the periods presented was as follows (in thousands):

	Three months ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
			(Restated)
Restructuring expense	$769	$-	$3,823	$428

During the three months ended October 2, 2011, we recorded restructuring expense of $769,000 which was primarily due to costs associated with vacating  previous headquarters facilities in Palo Alto, California, for which we have facilities lease obligations through December 2013.

For the nine months ended October 2, 2011, GigOptix recorded restructuring expense of $3.8 million that is the result of the $769,000 noted above, as well as $3.1 million in restructuring expense booked in relation to the acquisition of Endwave.  GigOptix determined that certain restructuring expenses, in the amount of $3.1 million, incurred and booked by Endwave in anticipation of the acquisition and prior to the close of the transaction, should also be booked into the results of our second quarter of 2011 consolidated statement of operations. Of the total $3.1 million of restructuring expense incurred by Endwave prior to the close of the transaction, $2.1 million remained in Endwave’s restructuring liabilities at the close of the merger and $1.0 million had been paid out prior to the close of the transaction.  The effect of the inclusion of the $3.1 million in restructuring expense incurred by Endwave on our second quarter 2011, served to increase restructuring expense on the second quarter consolidated statement of operations, reduce goodwill acquired from Endwave by $2.1 million and increase our additional paid-in capital by $1.0 million.

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

Operating Activities

Operating activities used cash of $3.0 million during the nine months ended October 2, 2011 and resulted primarily from a net loss of $12.3 million, offset by depreciation and amortization of $2.5 million, stock-based compensation of $2.3 million, non-cash litigation expense of $1.1 million and an increase in accrued restructuring of $2.3 million,  a decrease in accounts receivable, inventories and other current assets of $1.0 million offset by a decrease accrued and other current liabilities of $656,000.

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

Changes in Internal Control

In response to the material weaknesses discussed above, during the second and third quarters of 2011, we hired a new CFO, added more experienced accounting personnel and strengthened our accounting policies and procedures by using of checklists and certifications and establishing formal review processes.  In addition, as part of future acquisitions and significant transactions, we will review our accounting of the transactions internally based on generally accepted accounting principles as well as the most recent authoritative guidance.  We will also seek external advisors with a full understanding of the appropriate accounting treatment for significant and infrequent transactions we experience in the future.

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

GigOptix has incurred negative cash flows from operations since inception. For the nine months ended October 2, 2011 and for the years ended December 31, 2010 and 2009, GigOptix incurred net losses of $12.3 million, $4.4 million and $10.0 million, respectively, and cash outflows from operations of $3.0 million, $3.8 million and $4.1 million, respectively. As of October 2, 2011, GigOptix had an accumulated deficit of $85.7 million. GigOptix expects development, sales and other operating expenses to increase in the future as it expands its business. If GigOptix’ revenue does not grow to offset these expected increased expenses, it may not be profitable. In fact, in future quarters GigOptix may not have any revenue growth and its revenues could decline. Furthermore, if GigOptix’ operating expenses exceed expectations, financial performance will be adversely affected and it may continue to incur significant losses in the future.

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

GigOptix has incurred negative cash flows from operations since inception. For the nine months ended October 2, 2011 and for the years ended December 31, 2010 and 2009, GigOptix incurred net losses of $12.3 million, $4.4 million and $10.0 million, respectively, and cash outflows from operations of $3.0 million, $3.8 million and $4.1 million, respectively. As of October 2, 2011, GigOptix had an accumulated deficit of $85.7 million. GigOptix has incurred significant losses since inception, attributable to GigOptix’ efforts to design and commercialize GigOptix’ products. GigOptix has  managed GigOptix’ liquidity during this time through a series of cost reduction initiatives and through increasing GigOptix’ line of credit with GigOptix’ bank.   Following GigOptix’ acquisition of Endwave, the Company had $16.2 million in cash and short-term investments as of October 2, 2011.  However,  while the Company has additional cash available, GigOptix’ ability to continue as a going concern is dependent on many events outside of GigOptix’ direct control, including, among other things, obtaining additional financing either privately or through public markets and consumers purchasing GigOptix’ products in substantially higher volumes. During 2010, GigOptix raised approximately $3.9 million in additional equity capital from institutional investors.

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

31.1
Chief Executive Officer certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  (Filed with the Company’s Quarterly Report for the quarter ended October 2, 2011 on Form 10-Q, as filed with the SEC on November 15, 2011)

31.2
Chief Financial Officer certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  (Filed with the Company’s Quarterly Report for the quarter ended October 2, 2011 on Form 10-Q, as filed with the SEC on November 15, 2011)

31.3*	Chief Executive Officer certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Chief Financial Officer certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Chief Executive Officer certification pursuant to Rule 13a-14(b) or Rule 13d-14(b) and Section 1350, Chapter 63 of Title 18 United States Code (18 U.S.C. 1350) as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.   (Filed with the Company’s Quarterly Report for the quarter ended October 2, 2011 on Form 10-Q, as filed with the SEC on November 15, 2011)

32.2
Chief Financial Officer certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350, Chapter 63 of Title 18 United States Code (18 U.S.C. 1350) as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.   (Filed with the Company’s Quarterly Report for the quarter ended October 2, 2011 on Form 10-Q, as filed with the SEC on November 15, 2011)

32.3*
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