Form 10-K
period 2011-12-31
GigOptix, Inc.
filed 2012-03-27
CIK 1432150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
Commission file number: 333-153362

GIGOPTIX, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-2439072
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

130 Baytech Drive
San Jose, CA 95134
Registrant’s telephone number: (408-522-3100)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate value of the registrant’s common stock held by non-affiliates as of July 3, 2011, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $42.7 million.

The number of shares of common stock outstanding as of March 16, 2012, the most recent practicable date prior to the filing of this Annual Report on Form 10-K, was 21,572,995 shares.

GIGOPTIX, INC.

ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2011

-----------------------------------------------------------------

References in this Annual Report on Form 10-K to “we,” “us,” “our,” “GigOptix,” and “GGOX” mean GigOptix, Inc. and all entities owned or controlled by GigOptix, Inc.

-----------------------------------------------------------------

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

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “project,” “could,” “intend,” “target” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

—	we are an early stage company and have a history of incurring losses;

—	our ability to remain competitive in the markets we serve;

—	the effects of future economic, business and market conditions;

—	consolidation in the industry we serve;

—	our ability to obtain additional funding in the future;

—	our ability to continue to develop, manufacture and market innovative products and services that meet customer requirements for performance and reliability;

—	our ability to establish effective internal controls over our financial reporting;

—	risks relating to the transaction of business internationally;

—	our failure to realize anticipated benefits from acquisitions or the possibility that such acquisitions could adversely affect us, and risks relating to the prospects for future acquisitions;

—	the loss of key employees and the ability to retain and attract key personnel, including technical and managerial personnel;

—	quarterly and annual fluctuations in results of operations;

—	investments in research and development;

—	protection and enforcement or our intellectual property rights and proprietary technologies;

—	costs associated with current and potential intellectual property infringement claims asserted by a third party;

—	our exposure to product liability claims resulting from the use of our products;

—	the loss of one or more of our significant customers, or the diminished demand for our products;

—	our dependence on contract manufacturing and outsourced supply chain, as well as the costs of materials;

—	our reliance on third parties to provide services for the operation of our business;

—	the effects of war, terrorism, natural disasters or other catastrophic events;

—	our success at managing the risks involved in the foregoing items; and

—	other risks and uncertainties, including those listed under the heading “Risk Factors” herein.

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

PART I

ITEM 1.	BUSINESS

Overview

We are a leading supplier of high performance semiconductor and electro-optical component products that enable high-speed end to end data streaming over optical fiber and wireless telecommunications and data-communications networks globally. Our products convert signals between electrical and optical formats for transmitting and receiving data over fiber optic networks and between electrical and high speed radio frequencies to enable the transmission and receipt of data over wireless networks. We are creating innovation in both optical telecommunications and data-communications applications for fast growing markets in 10Gbps, 40Gbps and 100Gbps drivers, receiver integrated circuits (IC), electro–optic modulator components and multi-chip-modules (MCM) as well as E-band wireless data-communications applications for high speed mobile backhaul and other high capacity wireless data transport applications. We believe that our expertise in high speed semiconductor design and electro-optical technologies has helped us create a broad portfolio of products that addresses customer demand for performance at higher speeds, over wider temperature ranges, in smaller sizes, and with lower power consumption compared to other products currently available in the market. We view ourselves as a strategic vendor to a number of our customers given our early engagement in their product design plans. We have well-established relationships with many of the leading telecommunications and data-communications network systems vendors such as Alcatel-Lucent and other “Tier-One” equipment vendors in the United States, Europe and Asia, as well as leading industrial, aerospace and defense customers.

Telecommunications and data-communications networks are becoming increasingly congested due to the growing demand for high bandwidth applications by consumers and enterprises. This bandwidth constraint has caused network service providers to turn to component vendors like ourselves to provide solutions that maximize bandwidth and reliability while minimizing cost. Increasing the communications data rate in networks has been an important element of easing network congestion, and, as a result, network service providers are in the process of upgrading their optical communication systems from 10Gbps to 40Gbps and 100Gbps while at the same time spectrum congestion is forcing mobile network operators to upgrade their wireless backhaul system to millimeter wave frequencies to satisfy consumer demand for increasing mobile bandwidth. We focus on the optical system markets operating at high speeds of 10Gbps and above, and the wireless mobile backhaul E-band frequencies which we believe present the fastest growing market opportunities in the communications industry.

Since inception, we have expanded our customer base and acquired and integrated five businesses with complementary products and customers. In so doing, we have expanded our product line from a few leading 10Gbps ultra-long haul electronic modulator drivers at our inception in July 2007 to a line of over 100 products today that include: drivers, receivers and modulators for 10 to 100Gbps optical applications; power amplifiers, filters and attenuators spanning 0 to 86GHz wireless applications; and custom application specific integrated circuits (ASICs) spanning 0.5um to 65nm technology nodes. Our direct sales force is based in 5 countries and is supported by more than 50 channel representatives and distributors that are selling our products throughout North America, Europe, Japan and Asia. During 2011, we shipped over 150 products to over 200 customers.

Industry Background

Over the past several years, communications networks have undergone significant challenges as network operators pursue more profitable service offerings while reducing operating costs. The growing demand for bandwidth due to the explosion of data and video across networks by enterprises and consumers has driven service providers to continuously add higher speed access such as Wi-Fi, 3G, 4G LTE, DSL, cable and FTTx, as well as converging their separate voice and data networks into a single IP-based high capacity integrated network to more easily manage and provision these services. High bandwidth applications such as music downloading, video streaming, social networks, on-line gaming, cloud services and IPTV are challenging network service providers to supply increasing bandwidth to their customers and results in increased network utilization across the entire core and edge of wire-line, wireless and cable networks. Additionally, enterprises and institutions are managing their rapidly escalating demand for data and bandwidth and are upgrading and deploying higher speed local, storage and wide area networks (LANs, SANs and WANs, respectively). U.S. Defense and Homeland Security efforts also add to the demand for bandwidth, as vast amounts of data are generated through sophisticated surveillance and defense network applications that are transferred via a myriad of terrestrial and satellite communication channels. The U.S. government and its contractors are incorporating optical and high frequency wireless and satcom technologies into its systems and infrastructure to address these challenges.

Optical and wireless networking technologies support higher speeds and added features, and offer greater interoperability to accommodate higher bandwidth requirements at a lowest cost. Leading network systems vendors such as Alcatel-Lucent and Cisco are producing optical systems for carriers increasingly based on 10Gbps, 40Gbps and now 100Gbps speeds including multi-service switches, dense wave division multiplexing (DWDM) transport terminals, access multiplexers, routers, Ethernet switches and other networking systems. Moreover, these network system vendors now also offer wireless communication systems to address mobile access and backhaul demands with increased bandwidths capable of more than 1Gb/s. Mirroring the convergence of telecommunications and data-communications networks, these systems vendors are increasingly addressing both telecommunications and data-communications applications and are also looking to converge their network equipment offerings into a single product. Faced with the technological and cost challenges of building fully integrated systems that can handle voice, data and video, OEMs are re-focusing on core competencies of software and systems integration, and relying on outside module and component suppliers for the design, development and supply of critical electro–optic and wireless products that perform the critical transmit and receive functions.

Challenges Faced by Network Equipment Providers

The performance requirements of communications applications and the technical challenges associated with the data-communications and telecommunications markets present difficult obstacles to service providers and equipment designers that serve those markets. The core challenges of processing and transmitting high quality broadband streams include:

—
Performance: Network system manufacturers require faster, higher performance components and systems due to the increasing demands for more bandwidth by network operators. These devices need to interoperate seamlessly with the other components that perform transmit and receive functions while running in some cases at extreme temperatures in a wide variety of operating environments.

—
Power consumption: The increase in transmission speeds inherently leads to higher power consumption by the electronic components being used. This in turn leads to thermal management challenges due to greater densities being demanded by customers. For instance, in data centers, there is a significant investment required to cool the facility. For every $1 invested in computer/network infrastructure there is typically another $1 invested to cool the facility.

—
Size: Customers need to maximize the utilization of their central office space, tower space and rack size and therefore demand small solution footprints to maximize port density. The optical industry has responded by migrating from large line-cards to smaller 300 pin transponders and pluggable transceivers resulting in more than a 60x reduction in size for 10G communication components since 1999. This is turn puts severe size constraints on electronic, optical and RF component suppliers to maintain the pace of size reduction roadmaps without compromising on performance. Similarly, the mobile backhaul segment has migrated from split mount systems to full outdoor units to minimize the equipment footprint at a cell size.

—
Cost: There are significant price pressures within the communication markets to reduce component and system costs. End users continually demand more bandwidth and features yet expect to pay similar prices for this increased data usage. To support this, the market is driven to increase the efficiency of network operators’ capital investments to be able to support geometrically increasing bandwidths with arithmetically increasing user revenues.

—
Complexity: Communication bandwidth increases are no longer being derived solely by driving the physical channel faster due to the inherent physical limitations of the media. Recent bandwidth gains in both the optical and wireless markets are being derived by utilizing complex signaling algorithms that encode more information per signal transition. This increasing technological complexity within communication systems and components, coupled with the increasing pace of innovation and required cost reductions have led customers to concentrate their supply chain on a smaller number of module and component suppliers on whom they can rely to invest in new innovative products and provide them with more comprehensive product portfolios, deeper product expertise and the ability to support future roadmaps.

—
Manufacturing: The optical and millimeter wireless industries predominantly utilize discrete components to implement their systems. Many of these components are manufactured by different vendors and these discrete solutions lead to manufacturing inefficiencies and yield reductions. Integration has been a key enabler in the historical success of the silicon IC technology to reduce complexity and cost, enable the improvement of system performance, reduce system size and cost by increasing the functionality that can be implemented on one device and thereby decreasing the component count required to implement a system.

Our Solutions

We offer a comprehensive portfolio of 10Gbps and 40Gbps electro-optical products and are one of the first companies in the developing market for 100Gbps products. We provide bundled solutions that comprise a few of our products, such as modulator and driver. We also offer a comprehensive portfolio of Monolithic Microwave Integrated Circuit (MMIC) and ASIC products to support E-band wireless communication and defense markets. We combine high performance analog and mixed signal design skills, with experience in integrated systems, interoperability, power management and size optimization. We believe customers choose to work with us for several reasons including:

Superior Performance: We believe that our performance advantage is derived from industry leading MMICs, drivers, receivers, modulators and superior integration and module design capabilities. Our core III-V and silicon semiconductor, as well as thin film polymer on silicon (TFPSTM) technology expertise allows us to design products that exceed the current performance, power, size, temperature and reliability requirements of our customers. We recently introduced the market’s first 100Gbps quad-driver and have expanded our high speed optical product portfolio with lower power 100Gbps gallium arsenide (GaAs) driver solutions and 100Gbps silicon germanium (SiGe) transimpendance amplifiers (TIA). Our single, 4 and 12 channel 10Gbps Vertical Cavity Surface Emitting Laser (VCSEL) drivers and TIA receivers have ultra-low-power consumption and use less than 10mW to stream 1Gbps. We have also developed 10Gbps VCSEL drivers and receivers for aerospace as well as outdoor, non-temperature controlled environments that enable higher capacity in our customers’ next generation flight and data center systems.

Broad Product Line: We have a comprehensive portfolio of products for telecommunications, data-communications, defense and industrial applications designed for optical speeds from 3Gbps to over 100Gbps and for wireless frequencies from 0GHz to 86GHz. Our products support a wide range of data rates, protocols, transmission distances and industry standards. This wide product offering allows us to serve as a “one-stop shop” to our customers in offering a comprehensive product arsenal, as well as allowing us to reduce costs as we leverage existing design building-blocks into new applications. Our portfolio consists of the following product ranges:

—	Laser and modulator drivers for 10Gbps, 40Gbps and 100Gbps applications;

—	Receiver amplifiers or Trans-impedance Amplifiers (TIAs) for 10Gbps, 40Gbps and 100Gbps applications;

—	VCSEL driver & receiver chipsets for 14 and 12 channel parallel optics applications from 3Gbps to 10Gbps;

—	Electro-optic modulators based on our proprietary TFPS technology suitable for various 40Gbps and 100Gbps modulation schemes, such as DPSK, DQPSK, RZ-DQPSK and DP-QPSK;

—	Wideband MMIC Amplifiers with flat gain response;

—	High Frequency MMIC Power Amplifiers with high gain and output power;

—	High Frequency Passive Attenuators and Filters in small form factors with excellent performance; and

—	Standard Cell, and Structured ASIC and Hybrid ASIC designs and manufacturing service for multiple markets offering ITAR compliance for defense applications.

Power Consumption: Our designs and enabling technologies utilize efficient circuit techniques and material technology to reduce energy usage without compromising performance. For example, we have demonstrated a 10Gbps short-reach optical link that consumes less than 100mW across 100 meter of fiber, representing a 75% reduction over the previous generation of products.

Size Reduction: Our designs have small footprints. For example, our recently announced LX8220 40Gbps DQPSK TFPS modulator is smaller in size by more than half of competing products thus enabling an overall smaller transponder design. Similarly, comparable products competing with our GX6261 40G DQPSK driver require 40% more board space.

Cost Reduction: We are a material-agnostic design house and are skilled in designing and utilizing a number of packaging and semiconductor process technologies such as indium phosphide, gallium arsenide, silicon germanium and silicon CMOS. This portfolio of enabling technologies provides the flexibility to optimize the cost/performance of our products to the challenge at hand. For instance, our new portfolio of 10G, 40G and 100G TIAs were designed using silicon germanium and this enables lower production costs compared with competing TIA solutions using indium phosphide. This coupled with the ability to integrate more complex logic functions into the TIA designs offer compelling value to our customers. We provide a broad portfolio of solutions that customers are now beginning to leverage to extract further volume discounts by consolidating their purchasing power on one vendor.

Integration: Our vision is to leverage our broad portfolio of products to integrate optical modulators monolithically onto our semiconductor chips. The close coupling of optical and electronic components will realize the maximum performance at high speeds while ensuring the smallest size, potentially lower costs, and improved interoperability performance. We believe that our step-wise approach to this goal is aligned to deliver more integrated products and bundled solutions along the innovation path starting with bundling in the system level, progressing to the package level and ultimately on to the chip level.

Partnership: Through a deep understanding both of the system level challenges faced by our customers developing optical transponders and wireless transceivers and of the capabilities of our technology, we are able to suggest and implement new system partitioning concepts to ease manufacturing, increase yields and reduce power and cost. For example, through the addition of certain design recommendations, we have been able to guide our customers to simplify system manufacturing using what we believe are novel designs.

Technology Leadership and Innovation: Our products are built on a foundation of semiconductor and electro-optic polymer technologies supported by over 20 years of innovation and research and development experience that has resulted in more than 100 patents awarded and patent applications pending worldwide. Our technology innovation extends from the design of ultra-high speed semiconductor integrated circuits, monolithic microwave integrated circuit design, multi-chip modules, electro-optic thin-film polymer materials, and optical modulator design. These areas of competence include signal integrity, thermal modeling, power consumption, integration of multiple ICs into sub-system multi-chip module components, and molecular science of electro-optic polymers. Our many years of experience allow us to design high-performance solutions. For this reason we were selected as a partner to a Tier 1 equipment supplier to develop 100Gbps modulator drivers for the first commercially available 100Gbps system that was launched in 2010. Our high performance wideband amplifiers are utilized in a number of mission critical military applications. Additionally, our ASIC portfolio and team has competency in low cost silicon CMOS design and high volume manufacturing. We believe this will be an important asset in the future transition of optics to consumer applications that demand low cost, high volume designs. We conduct our research both independently, through contractual relationships with government agencies and in cooperation with customers. We are committed to conduct fundamental research into the integration of electronic and electro-optic (EO) components using semiconductor and EO polymers as a source of differentiation.

Horizontal Business Model: We deploy a fabless semiconductor device horizontal business model as opposed to a vertical integration model since it is our mission to serve the broad customer base in the optical and wireless communications and defense markets with best in class components. We believe this will be driven by the system vendor end customers’ desire for continuous price reduction with increasing volumes and will be enabled by the growth of capable component suppliers such as GigOptix as well as the availability of high quality electronics contract manufacturers (ECMs). We cultivate the “Virtual Vertical” model, which is based on strong relationships with our customers, ECMs and other component vendors in the supply chain with aligned objectives.

Growth Strategy

Our objective is to be the leading provider of high performance electronic and electro-optic components for the optically and wirelessly connected digital world to enable the end to end high speed information streaming on the network, growing through both organic and strategic means. Elements of our strategy include the following:

Focus on High Growth Market Opportunities. We will continue to focus our product development resources on high growth market segments both within the markets we currently serve as well as in new markets that utilize our core technologies. We will continue to invest substantially in high performance products for 40Gbps, 100Gbps and emerging 400Gbps optical applications and selectively target new products for the 10Gbps markets where we can sustain a differentiated market position. We will also focus on emerging high speed wireless point to point E-band communications enabled by our millimeter 71GHz to 86GHz MMIC solutions. We believe high growth opportunities exist even within more established communications segments by virtue of introducing innovative device and system architectures as well as business models to disrupt the established players and value chain relationships. Outside of telecommunications and data communications, we are able to leverage the same designs re-characterized for radio frequency (RF) systems for use in defense applications such as phased array radar and super-computers.

Grow Customer Base. We intend to continue to broaden our strategic relationship with key customers by maximizing design wins across their product lines. We intend to continue to leverage the approved vendor status we have with these key customers to qualify our products into additional optical and wireless systems, a process that is accelerated when we have already been qualified in a customer’s systems. We are adding technical support staff to better serve key customers, markets and regions. We also intend to add to our number of strategic relationships by selectively targeting certain customers with whom we are not yet a strategic vendor. We will expand our development efforts with these customers through initiatives including providing specialized sales and support resources, holding technology forums to align our product development effort and implementing custom manufacturing linkages.

Engage Customers Early in their Product Planning Cycle. By engaging our customers early in their system design process, we gain critical information regarding their system requirements and objectives that influence our component design. Our sales force, product marketing teams and developmental engineers engage regularly with our customers to understand their product development plans. Additionally, for certain key customers (our “Lighthouse” customers), we hold periodic technology forums and technology audits so that the product development teams of these customers can interact directly with our research and development teams. Likewise, our early involvement in their system development processes also enables us to influence standards and introduce differentiated products early to market. Moreover, we believe that this interaction between ourselves and our customers provides us a competitive advantage, valuable insight and a close customer relationship that grows over each generation of products introduced by our customers.

Partner for Innovation. Over the past few years, we have successfully partnered with lead “Lighthouse” customers, contract manufacturers and government agencies on research and development in both our electronic components and electro-optics polymer materials. We see this as a core element of our strategy both to support the investment required to maintain our innovation as well as aligning our R&D with the future needs of industry and defense markets. In order to maintain our position at the forefront of next generation optical modules and components, we intend to continue our relationships with government agencies.  We have aligned with our partners on the long term objectives of research and development related to the integration of semiconductor and thin-film polymer modulators to address terra scale computing and communications for defense and commercial markets and we have defined multiyear projects to develop and bring these technologies to reality. Similarly we partner with leading commercial customers on the development of products required in the one to two year time horizon, often sharing the investment. We believe that this again gives us the assurance of alignment to the market needs when considering the sometimes significant investment in a new development.

Strategic Acquisitions. To augment our organic growth strategy, we actively pursue acquisitions that provide an efficient alternative to in-house development of technology, products or revenue. The synergies we search for include efficient extension of our product offering to strengthen our market position, enhancing of our technology base, enhancing of our revenue base, and expanding our customer base in selected markets to provide cross selling opportunities or to enhance our geographic or market segment presence. We continuously evaluate potential acquisitions against the above criteria. Our process aims to conduct a swift integration to quickly eliminate duplicate and redundant costs to help provide for early accretive performance within one to two quarters. Our acquisition of Endwave Corporation during 2011 accomplished physical and systems integration, and reduced headcount and consolidated the Company’s two California locations into the San Jose, California site.

Technology and Research and Development

We utilize proprietary technology at many levels within our product development, ranging from the basic materials research that created the innovative materials we use in our TFPS modulators to sophisticated design concepts, integration and optimization techniques we use to design our components. We are committed to conducting fundamental research in thin-film polymer materials and manufacturing technologies. In addition, we have a proven record of successfully productizing this research and bringing them to market in a swift and seamless manner. Our technology is protected by our patent portfolio and trade secrets developed in deployments with our extensive customer base. Our leading technologies include our fundamental and unique TFPS technology for optical modulation and extend through ultra-broadband monolithic microwave integrated circuit (MMIC) design, multi-chip module (MCM) design, innovative ultra-low power laser driver and receiver IC design in silicon germanium, high speed analog and RF IC design, mixed signal IC design, and Structured and Hybrid ASIC infrastructure. In particular, the following technologies are central to our business:

High Speed Analog Semiconductor Design & Development. One of our core competences is circuit design for optimal signal integrity performance in high power applications. We use a variety of semiconductor processes to implement our designs including III-V processes such as indium phosphide and gallium arsenide for higher power applications such as long reach telecom transponders. We also have expertise in low power designs in silicon germanium and CMOS silicon for use in short reaches data-com and optical interconnects application and circuit design to reduce cross-talking in dense multi-channel designs.

Electro-Optic Thin-Film Polymer on Silicon (TFPS) Material. Our unique, patent-protected technology is used to lithographically form a Mach-Zehnder modulator using standard silicon production technology processes and our proprietary thin-film polymeric materials. Optical modulators are commonly used as high performance shutters to switch optical signals to modulate a light stream with a digital data stream. Our technology can support bandwidths of up to 200GHz, while the current generation of material optimized for production is used in 40Gbps and 100Gbps optical modulators, which are competitive with leading 40Gbps and 100Gbps modulators in the market. The technology has several ground-breaking characteristics as follows: it provides the fastest switching of any available technology and is effectively limited by the bandwidth of the digital control circuit up to 200Gbps bit/second rate; it is suitable for lithographic implementation of an existing semiconductor production line such as CMOS which facilitates both lower cost manufacturing of on-chip modulators and arrays and close proximity to the digital circuits for optimal performance; and the material operates effectively at very low temperatures, which enables increased frequencies due to the absence of thermally induced noise. All of these unique advantages make the material attractive for telecom, defense and super-computing applications.

Our research and development plans are driven by customer and partner input obtained by our sales and marketing teams, through our participation in various standards bodies, and by our long-term technology and product strategies. We review research and development priorities on a regular basis and advise key customers of our progress to achieve better alignment in our product and technology planning. For new components research and development is conducted in close collaboration with our contract manufacturing partners to shorten the time to market and optimize the manufacturability of the products.

Products

We design and market products that amplify electrical signals during both the transmission (amplifiers and optical drivers) and reception (TIAs) of optical signals as well as modulate optical signals in the transmission of data. We have a comprehensive product portfolio for these markets, particularly at data rates that exceed 10Gbps. The primary target market and application for our products include optical interface modules such as line-cards, transponders and transceivers within telecom and data-communications switches and routers, high speed wireless point to point millimeter wave systems and defense systems. Our products are critical blocks used in both telecom or data-communications optical communication networks ranging from long haul to short reach systems where the conversion of data from the electrical domain to the optical domain occurs. Our optical drivers amplify the input digital data stream that is used to modulate laser light either by direct modulation of the laser or by use of an external modulator that acts as a precise shutter to switch on and off light to create the optical data stream. At the other end of the optical fiber, our sensitive receiver TIAs detect and amplify the small currents generated by photo-diodes converting the faint received light into an electrical current. The TIAs amplify the small current signals into a larger voltage signal that can be read by the electronics and processors in the network servers. We supply an optimized component for each type of laser, modulator and photo-diode depending upon the speed, reach and required cost. Generally, the shorter the reach is, the higher the volume, the less demanding the product specifications and the greater the pressure to reduce costs. We implement our products in a number of process technologies and have been at the forefront of extracting optimal performance from each technology to be able to address each market segment’s individual requirements in a cost effective manner. Our microwave and millimeter wave amplifiers amplify small signal radio signals into more powerful signals that can be transmitted over long distances to establish high throughput data connections or enable radar based applications. Our complex ASIC solutions are used in a number of applications such as defense and test and measurement applications to enable the high speed processing of complex signals.

Our product portfolio is designed to cover the broad range of solutions needed in these different modules and includes the product lines described below.

Our product portfolio comprises components from five product lines:

1.	GX Series: Serial drivers and TIA ICs devices for telecom and data-com markets

2.	HX Series: Multi-channel driver and TIA ICs for short reach data-com and optical interconnect applications

3.	LX Series: TFPS modulators for high speed telecom and defense applications

4.	EX Series: High performance amplifiers, filters and attenuators for microwave applications in defense and instrumentation

5.	CX Series: Family of ASIC solutions for custom integrated circuit design

GX Series
The GigOptix GX Series of products services both the telecom and data-com markets with a broad portfolio of drivers and transimpedence amplifiers that address 10Gbps, 40Gbps and 100Gbps speeds over distances that range from 100 meters to 10,000 kilometers. The GX Series devices are used in FiberChannel, Ethernet, SONET/SDH components and those based upon the OIF standards.

HX Series
The GigOptix HX Series of products service the high performance computing (HPC), data-com and consumer markets with a portfolio of parallel VCSEL drivers and TIAs that address 3Gbps, 5Gbps,10Gbps, 14Gbps, 16Gbps and 25Gbps channel speeds over 100-300 meters distances in 4 and 12 channel configurations. The HX Series devices are used in proprietary HPC formats, Infiniband, Ethernet and optical HDMI components.

LX Series
The GigOptix LX Series of products service the 40Gbps and above telecom market for high performance Mach-Zehnder modulators. The LX Series devices are based on our proprietary TFPS EO material technology. The technology provides what we believe are significant advantages over competing technologies such as indium phosphide (InP) and lithium niobate (LtNbO3) in areas such as bandwidth, size and power consumption.

We are now in the process of leveraging our new TFPS technology to enable 100G DP-QPSK devices such as our LX8240 in market leading small form factors and at the same time leveraging our GX Series of drivers to enable a complete integrated solution set for the customer.

EX Series
The GigOptix EX Series of products leverages the high performance products acquired in the Endwave acquisition in addition to the die and design techniques developed for the GX Series telecom and data-com drivers for related defense and instrumentation applications. We differentiate ourselves in the defense and instrumentation markets by providing high power, high frequency amplifiers for the E-Band market and high gain, broadband devices that exhibit minimal ripple across the frequency spectrum of the device to ensure optimum performance. Moreover, most of our devices have only a single rail supply which both simplifies the board design and improves reliability of the system. For instance, we provide the single rail supply iT2008 high power 26GHz amplifier with a saturated output power of 1W and 1dB of ripple. This device’s performance and ease of use power up sequence has led to extensive use in military radar and satellite communication systems.

CX Series
The GigOptix CX Series of products offers a broad portfolio of distinct paths to digital and analog mixed signal ASICs with the capability of supporting designs of up to 10M gates in technologies ranging from 0.6µ through 65nm. The CX Series uses our proprietary technology in Structured and Hybrid ASICs to enable a generic ASIC solution that can be customized for a customer using only a few metal mask layers. This ensures fast turnaround times with significant cost advantages for customers over both FPGA and dedicated ASIC implementations. The CX Series also offers value-added ASIC services including integrating proven Analog and Mixed Signal IP into designs and taking customers designs from RTL or gate-level net list definitions to volume production with major third party foundries. The CX Series has a significant customer base in the consumer, instrumentation, networking, medical, military and aerospace markets.

Customers

We have a global customer base in the telecommunications, data-communications, defense and industrial electronics markets. Our customers include many of the leading network system vendors worldwide. During 2011 we sold to major customers including Alcatel-Lucent and other “Tier-One” equipment vendors in the United States, Europe and Asia, as well as leading industrial, aerospace and defense.

Of our total revenues in 2011, 29%, 43% and 27% was generated by customers located in Asia, North America and Europe, respectively, compared with 25%, 51% and 24%, respectively, for the year ended December 31, 2010. During 2011, 2% of our revenue was contributed by our government contracts and 98% was contributed by product revenue, compared with 14% and 86%, respectively, for the year ended December 31, 2010.

Our customers in the industrial and commercial markets consist of a broad range of companies that design and manufacture electro-optics and high speed information management products. These include medical, industrial, test and measurement, scientific systems, printing engines for high-speed laser printers and defense and aerospace applications.  The number of leading network systems vendors which supply the global telecommunications and data communications market is concentrated, and so, in turn, is our customer base. In fiscal year 2011, one customer, Alcatel-Lucent accounted for 10% of total revenues.  In fiscal year 2010, Alcatel-Lucent and contracts with the U.S. government accounted for 11% and 14%, respectively, of our revenue for fiscal year 2010.  During fiscal year 2011 and 2010, no other customer accounted for more than 10% of our total revenues.

Manufacturing

During 2011, we received an ISO 9002 certification. Our foundry and contract manufacturing partners are located in China, Japan, the Philippines, Taiwan, Thailand and the United States. Certain of our contract manufacturing partners that assemble or produce modules are strategically located close to our customers’ contract manufacturing facilities to shorten lead times and enhance flexibility.

We follow established new product introduction (NPI) processes that help to ensure product reliability and manufacturability by controlling when new products move from sampling stage to mass production. We have stringent quality control processes in place for both internal and contract manufacturing. We utilize manufacturing planning systems to coordinate procurement and manufacturing to our customers’ forecasts. These processes and systems help us closely coordinate with our customers, support their purchasing needs and product release plans, and streamline our supply chain.

Electronic components: Integrated circuits and multi-chip modules: For our ICs and MCMs we use an outsourced contract manufacturing model. We have a clean-room equipped prototype manufacturing and testing facility in our San Jose location which is used to optimize manufacturing and test procedures to achieve internal yield and quality requirements before transferring volume production to our contract manufacturing partners. We develop long-term relationships with strategic contract manufacturing partners to reduce assembly costs and provide greater manufacturing flexibility. The manufacture of some products such as certain low volume, high complexity or customized multi-chip modules may remain in-house during the full production stage to speed time to market and bypass manufacturing transfer costs.

For our less complex packaged chips and bare die products, we typically move new product designs directly to contract manufacturing partners. These products fit easily in a standard fabless semiconductor production flow and ramp up to greater volumes in mass production.

TFPS Electro Optical (EO) components: Four chemical synthesis labs within our Bothell, Washington facility are capable of delivering EO polymer and claddings in volumes up to kilogram batch volumes. Polymer manufacturing and development are supported by a characterization and test lab equipped with state-of-the-art equipment for measuring molecular and material properties.

Wafer fabrication is supported within the 1,400 square foot class 100 clean-room equipped with standard semiconductor processing. Wafer dicing, cleaning, and facet polishing is supported in the “back end” processing lab outside of the clean-room. Our Bothell facility’s production capabilities are large enough to support volume production. Chip level screening and testing are also performed in Bothell. We also utilize Sanmina SCI located in Shenzhen, China to support volume packaging.

Sales, Marketing and Technical Support

In the communications market, we primarily sell our products through our direct sales force supported by a network of manufacturer representatives and distributors. Our sales force works closely with our field application engineers, product marketing and sales operations teams in an integrated approach to address a customer’s current and future needs. We assign account managers for each strategic customer account to provide a clear interface for our customers, with some account managers responsible for multiple customers. The support provided by our field application engineers is critical in the product qualification stage. Optical transceiver modules and PtP microwave and millimeter wireless backhaul transceivers are complex products that are subject to rigorous qualification procedures of both the product and the supplier and these procedures differ from customer to customer. Also, many customers have custom requirements in order to differentiate their products and meet design constraints. Our product marketing teams interface with our customers’ product development staff to address customization requests, collect market intelligence to define future product development, and represent us in pertinent standards bodies.

For our key “Lighthouse” customers, we hold periodic technology forums for their product development teams to interact directly with our research and development teams. These forums provide us insight into our customers’ longer term needs while helping our customers to adjust their plans to the product advances we can deliver. Also, our customers are increasingly utilizing contract manufacturers while retaining design and key component qualification activities. As this trend matures, we continually upgrade our sales operations and manufacturing support to maximize our efficiency and flexibility and coordination with our customers.

In the industrial and commercial market, we sell through a network of manufacturing representatives and distributors to address the broad range of applications and industries in which our products are used. The sales effort is managed by an internal sales team and supported by dedicated field application engineering and product marketing staff. We also sell direct to certain strategic customers. Through our customer interactions, we believe that we continually increase our knowledge of each application’s requirements and utilize this information to improve our sales effectiveness and guide product development.

Since inception, we have actively communicated the GigOptix brand worldwide through participation at trade shows and industry conferences, publication of research papers, bylined articles in trade media, advertisements in trade publications and interactive media, interactions with industry press and analysts, press releases and our company website, as well as through print and electronic sales material.

Competition

The market for high speed semiconductor and electro-optic devices is characterized by price competition, rapid technological change, short product life cycles, and global competition. While no one company competes against us in all of our product areas, or offers the breadth and richness of our product portfolio, our competitors range from large, international companies offering a wide range of products to smaller companies specializing in narrow markets. Due to the increasing demands for high-speed, high-frequency components, we expect competition to increase from existing semiconductor and electro-optical modulator suppliers, the entry of new competitors into our target markets and from the internal operations of some companies producing products similar to ours for their own requirements.

Because some of our competitors are large public companies with longer operating histories and greater financial, technical, marketing and other resources than we do, these companies have the ability to devote greater resources to the development, promotion, sale and support of their products. For example, in the telecommunications and data-communications markets, some of our competitors have deep relationships with prospective customers, related to a wider portfolio of products they are selling beyond high speed communication devices. Other competitors may also have preferential access to certain network systems vendors, or offer competitive products that may have better performance measures than our products. Moreover, competitors that have large market capitalizations or cash reserves may be better positioned than we are to acquire other companies in order to gain new technologies or products that may compete with our product lines. Any of these factors could give our competitors a strategic advantage. Therefore, although we believe we currently compete favorably with our competitors, we cannot be certain that we will be able to compete successfully against either current or new competitors in the future.

We believe the principal competitive factors impacting all of our products are:

—	product performance including size, speed, functionality, operating temperature range, power consumption and reliability;

—	price to performance characteristics;

—	delivery performance and lead times;

—	time to market;

—	breadth of product solutions;

—	sales, technical and post-sales service and support;

—	technical partnership in early stage of product development;

—	sales channels; and

—	ability to drive standards and comply with new industry MSAs.

GX Products
In the telecom and data-communications segments, we compete with TriQuint, Rohm, InPhi, Centellax, Semtech, Vitesse and M/A-Com. We compete with TriQuint predominantly in the 10Gbps, 40Gbps and 100Gbps Mach Zehnder driver space; Rohm predominantly in the 10Gbps EML driver space; InPhi predominately in the TIA spaces and the 40Gbps driver space; Centellax predominantly in the 40Gbps and 100Gbps Mach Zehnder driver space; Semtech predominately in the data-communications space; Vitesse in the 10Gbps TIA receiver space, and M/A-Com predominately in the telecom drivers and TIA space.

HX Products
In the market for physical medium dependent (PMD) ICs we compete with Avago, Emcore, Tyco Electronics (formerly Zarlink) and IPtronics. Avago, Emcore and Tyco Electronics are vertically integrated transceiver module manufacturers with in-house PMD ICs designs. These companies have comparable products to our products but have been later to market in offering a 10Gbps solutions. In addition to these companies, IPtronics also competes in this space and is a venture-funded startup specializing in parallel optical interconnect with a family of devices at 10Gbps and is a direct competitor.

LX Products
We compete with JDSU, Oclaro, Sumitomo and Fujitsu that supply lithium niobate (LtNbO3) modulators for the long haul/Metro market and more recently JDSU, Sumitomo, Emcore and Oclaro that supply indium phosphide (InP) modulators for the Metro market. We expect that our TFPS modulators will be competitive with lithium niobate and indium phosphide products at the 40Gbps and 100Gbps applications in terms of pricing and operating performance and will provide significant performance advantages in areas such as size, bandwidth and optical extinction ratio.

EX Products
Our MMICs compete in the microwave and millimeter wave radio markets, an industry that is intensely competitive. We compete with Hittite and Sumitomo that supply E-Band millimeter wave amplifiers, filters and attenuators. Our wideband amplifiers and limiters offer high performance with gain flatness and low noise figures. We compete with TriQuint, Hittite, RFMD, Northrop Grumman (for internal use) and M/A-Com in this product area.

CX Products
Our ASICs compete in the custom integrated circuit industry, an industry that is intensely competitive. In the low to medium volume market, the primary competitors include Lattice Semiconductor and Actel Corporation. In the medium to high volume market, there are over 30 companies competing in this market. Companies that we compete with most often include On -Semiconductor, eSilicon, Open Silicon, Faraday, Toshiba and eASIC.

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

Patents and Other Intellectual Property Rights

We rely on patent, trademark, copyright and trade secret laws and internal controls and procedures to protect our technology. We believe that a robust technology portfolio that is assessed and refreshed periodically is an essential element of our business strategy. We believe that our success will depend in part on our ability to:

—	Obtain patent and other proprietary protection for the materials, processes and device designs that we develop;

—	Enforce and defend patents and other rights in technology, once obtained;

—	Operate without infringing the patents and proprietary rights of third parties; and

—	Preserve our company’s trade secrets.

As of December 31, 2011, we and our subsidiaries have been issued 112 patents and have 15 patent applications pending. Patents have been issued in various countries with the main concentrations in the United States. Our patent portfolio covers a broad range of intellectual property including semiconductor design and manufacturing, device packaging, module design and manufacturing, electrical circuit design, thin film polymer technology, modulator design and manufacturing. We follow well-established procedures for patenting intellectual property and have internal incentive plans to encourage the protection of new inventions. The portfolio also represents a balanced compilation of intellectual property that has been filed by the various companies we have acquired, and hence protects all of our product lines. We also license patented technology from the University of Washington and Northrop Grumman Corporation. Many of the pending and issued U.S. patents have one or more corresponding international or foreign patents or applications.  Our existing significant U.S. patents will expire between August 2021 and November 2028.

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

We have patents and patents pending covering technologies relating to:

Polymers

—	Optical polymers and synthesis;

—	Production of polymers in commercial quantities;

—	Materials characterization and testing methods; and

—	Devices, designs and processes relating to polymers.

High-Speed Integrated Circuits

—	Circuit topology to achieve ultra-large frequency bandwidth;

—	Efficient voltage control circuit for broadband high voltage drivers; and

—	Control circuit to stabilize over temperature gain control functionality.

ASICs

—	Customizable integrated circuit devices;

—	Single metal programmability in a customizable integrated circuit device;

—	Configurable cell for customizable logic array device;

—	In-Circuit device, system and method to parallelize design and verification; and

—	Method of developing application specific integrated circuit devices.

RF Millimeter wave circuits

—	Waveguide transition;

—	Component interconnect;

—	Impedance compensating circuits;

RF Communication systems

—	Sectorized communication system;

—	Sectorized multi-function communication system;

—	Wireless point to multi-point communication;

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

Employees

As of December 31, 2011, we had 80 full-time employees, including 38 engineers, electrical and chemical; 22 in manufacturing, operations, and quality, 10 in global sales and marketing and 10 in general and administrative. In addition, we have a number of contractors and temporary employees.

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

Government Regulations

We are subject to federal, state and local laws and regulations relating to the generation, handling, treatment, storage and disposal of certain toxic or hazardous materials and waste products that we use or generate in our operations. We regularly assess our compliance with environmental laws and management of environmental matters, and we believe that our products and operations at our facilities comply in all material respects with applicable environmental laws.

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

We have incurred substantial operating losses in the past and we may not be able to achieve profitability in the future.

We have incurred negative cash flows from operations since inception. For the years ended December 31, 2011 and 2010, we incurred net losses of $14.1 million and $4.4 million, respectively, and cash outflows from operations of $4.9 million and $3.8 million, respectively. As of December 31, 2011 and 2010, we had an accumulated deficit of $87.5 million and $73.4 million, respectively. We expect development, sales and other operating expenses to increase in the future as we expand our business. If our revenue does not grow to offset these expected increased expenses, we may not be profitable. In fact, in future quarters we may not have any revenue growth and our revenues could decline. Furthermore, if our operating expenses exceed expectations, financial performance will be adversely affected and we may continue to incur significant losses in the future.

We may require additional capital to continue to fund our operations. If we need but do not obtain additional capital, we may be required to substantially limit operations.

We may not generate sufficient cash from our operations to finance our anticipated operations for the foreseeable future from such operations.  Although consummation of the acquisition of Endwave has improved our cash position and mitigated our near-term liquidity needs, it is anticipated that we may need to use cash for our capital needs. We could require additional financing sooner than expected if we have poor financial results, including unanticipated expenses, or an unanticipated drop in projected revenues. Such financing may be unavailable when needed or may not be available on acceptable terms. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our current stockholders will be reduced, and these securities may have rights superior to those of its common stock. If adequate funds are not available to satisfy either short-term or long-term capital requirements, or if planned revenues are not generated, we may be required to limit our operations substantially. These limitations of operations may include a possible sale or shutdown of portions of our business, reductions in capital expenditures and reductions in staff and discretionary costs.

We have incurred negative cash flows from operations since inception.  As of December 31, 2011, we had an accumulated deficit of $87.5 million. We have incurred significant losses since inception, attributable to our efforts to design and commercialize our products. We have managed our liquidity during this time through a series of cost reduction initiatives and through increasing our line of credit with our bank.   Following the acquisition of Endwave, we had $16.2 million in cash and short-term investments as of December 31, 2011.  However, while we have additional cash available, our ability to continue as a going concern may be dependent on many events outside of our direct control, including, among other things, obtaining additional financing either privately or through public markets, should this be necessary, and customers purchasing our products in substantially higher volumes.

We could suffer unrecoverable losses on our customers’ accounts receivable, which would adversely affect our financial results.

Our operating cash flows are dependent on the continued collection of receivables. Our accounts receivable as of December 31, 2011 increased by $259,000 or 5% compared to the balance at December 31, 2010.  We could suffer additional accounting losses as well as a reduction in liquidity if a customer is unable or refuses to pay. A significant increase in uncollectible accounts would have an adverse impact on our business, liquidity and financial results.

We may fail to realize the anticipated benefits of the acquisition of Endwave.

Our future success will depend in significant part on our ability to utilize Endwave’s cash and cash equivalents and to realize the cost savings, operating efficiencies and new revenue opportunities that we expect to result from the integration of the GigOptix and Endwave businesses. Our operating results and financial condition will be adversely affected if we are unable to integrate successfully the operations of GigOptix and Endwave, fail to achieve or achieve on a timely basis such cost savings, operating efficiencies and new revenue opportunities, or incur unforeseen costs and expenses or experience unexpected operating difficulties that offset anticipated cost savings or Endwave’s cash and cash equivalents, in whole or in part. In particular, the integration of GigOptix and Endwave may involve, among other matters, integration of sales, marketing, billing, accounting, manufacturing, engineering, management, personnel, payroll, quality control, regulatory compliance, network infrastructure and other systems and operating hardware and software, some of which may be incompatible and therefore may need to be replaced.

The cost savings estimates expected to result from the merger do not include one-time adjustments that we recorded in connection with the merger. In addition, the estimates are based upon assumptions by our management concerning a number of factors, including operating efficiencies, the consolidation of functions, and the integration of operations, systems, marketing methods and procedures. These assumptions are uncertain and are subject to significant business, economic and competitive conditions that are difficult to predict and often beyond the control of management.

We may fail to continue to realize the anticipated benefits of our acquisitions of ChipX and Lumera.

Our future success will depend in significant part on our ability to continue to realize the revenue opportunities that result from the integration of the GigOptix, Lumera and ChipX businesses. Our operating results and financial condition will be adversely affected if we are unable to achieve or achieve on a timely basis such cost revenue opportunities, or incur unforeseen costs and expenses or experience unexpected operating difficulties from the integration of these businesses. Our strategy of growth through acquisition could harm our business.

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

Sales to customers located outside of the United States comprised 59% and 49% of GigOptix’s revenue for the years ended December 31, 2011 and 2010, respectively. In addition, we have a subsidiary overseas (Switzerland) that records its operating expenses in a foreign currency.  Since sales of our products have been denominated to date primarily in U.S. dollars, increases in the value of the U.S. dollar could increase the price of our products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales and profitability in that country. Future international activity may result in increased foreign currency denominated sales. Gains and losses on the conversion to U.S. dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in GigOptix’ results of operations. We currently do not have hedging or other programs in place to protect against adverse changes in the value of the U.S. dollar as compared to other currencies to minimize potential adverse effects.

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

Our loan and security agreement with Silicon Valley Bank contain a number of restrictive covenants that will impose significant operating and financial restrictions on our ability to, without prior written approval from Silicon Valley Bank:

—
Merge or consolidate, or permit any of our subsidiaries to merge or consolidate, with or into any other business organization, or acquire, or permit any of our subsidiaries to acquire, all or substantially all of the capital stock or property of another person or company;

—
Sell, lease, or otherwise transfer, or permit any of our subsidiaries to sell, lease or otherwise transfer, all or any part of our business or property, except in the ordinary course of business or in connection with certain indebtedness or investments permitted under the loan and security agreement;

—	Create, incur, or assume any indebtedness, other than certain indebtedness permitted under the loan and security agreement with Silicon Valley Bank;

—	Pay any dividends (except in the form of our equity securities) or make any distributions or payment on, or redeem, retire or repurchase any capital stock; and

—	Make any investment, other than certain investments permitted under the loan and security agreement.

While in January 2012, we paid off the remaining balance on this line of credit, if we make future borrowings, a failure to comply with the covenants contained in our loan and security agreement could result in an event of default under the agreement that, if not cured or waived, could result in the acceleration of the indebtedness and have a material adverse effect on our business, financial condition and results of operations.

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

Our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets and internal engineering groups within device manufacturers, some of which may be our customers. Our primary competitors include TriQuint, Vitesse, Oki, Inphi, M/A-Com, Semtech and Gennum. We expect competition in the markets in which we participate to increase in the future as existing competitors improve or expand their product offerings. In addition, we believe that a number of other public and private companies are in the process of developing competing products for digital television and other broadband communication applications. Because our products often are “building block” semiconductors which provide functions that in some cases can be integrated into more complex integrated circuits, we also face competition from manufacturers of integrated circuits, some of which may be existing customers that develop their own integrated circuit products.

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

In addition to our in-house manufacturing facilities, we operate an outsourced manufacturing business model that utilizes third-party foundry and assembly and test capabilities. As a result, we rely on third-party foundry wafer fabrication and assembly and test capacity, including sole sourcing, for many components or products. Currently, our semiconductor devices are manufactured by foundries operated by IBM, WIN, TriQuint, UMC, Globalfoundries, and SEI. We also use third-party contractors for our assembly and test operations, including HANA Microelectronics Co., Ltd., or HANA, Bourns, Spel, ASE, and SCI Sanmina.

Relying on third party manufacturing, assembly and testing presents significant risks to us, including the following:

—	failure by us, or our customers or their end customers to qualify a selected supplier;

—	capacity shortages during periods of high demand;

—	reduced control over delivery schedules and quality;

—	shortages of materials and potential lack of adequate capacity during periods of excess demand;

—	misappropriation of our intellectual property;

—	limited warranties on wafers or products supplied to us;

—	potential increases in prices;

—	inadequate manufacturing yields and excessive costs;

—	difficulties selecting and integrating new subcontractors; and

—	potential instability in countries where third-party manufacturers are located.

The ability and willingness of our third-party contractors to perform is largely outside our control. If one or more of our contract manufacturers or other outsourcers fails to perform its obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market and our reputation could suffer. For example, in the event that manufacturing capacity is reduced or eliminated at one or more facilities, we could have difficulties fulfilling our customer orders and our net revenue could decline. In addition, if these third parties fail to deliver quality products and components on time and at reasonable prices, we could have difficulties fulfilling our customer orders, our net revenue could decline and our business, financial condition and results of operations would be adversely affected.

The loss of our relationship with any third-party semiconductor foundry without adequate notice would adversely impact our ability to fill customer orders and could damage our customer relationships.

The loss of our relationship with or access to any of the semiconductor foundries we currently use for the fabrication of custom designed components and any resulting delay or reduction in the supply to us of semiconductor devices, would severely impact our ability to fulfill customer orders and could damage our relationships with our customers.  For example, we may not be successful in forming alternative supply arrangements that provide us with a sufficient supply of gallium arsenide devices.  Gallium arsenide devices are used in many of the products we manufacture.  Because there are a limited number of semiconductor foundries that use the gallium arsenide process technologies we select for our products and that have sufficient capacity to meet our needs, using alternative or additional semiconductor foundries would require an extensive qualification process that could prevent or delay product shipments and revenues.  We estimate that it may take up to six months to shift production of a given semiconductor circuit design to a new foundry.

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

Because of the shortages of some materials and components and our dependence on single source suppliers and custom components for our products for the optical communications, wireless and ASIC markets, we may be unable to obtain an adequate supply of materials and components of sufficient quality in a timely fashion, or may be required to pay higher prices or to purchase components of lesser quality.

Many of our products for the optical communications, wireless and ASIC markets are customized and must be qualified with our customers.  This means that we cannot change suppliers, materials and components used in our products easily without the risks and delays associated with requalification.  Accordingly, while a number of the components we use in our products are made by multiple suppliers, we may effectively have single source suppliers for many of these materials components.  Further, we have recently experienced extended lead times for some components.

In addition, we currently purchase a number of materials and components, some from single source suppliers, including, but not limited to:

—	semiconductor wafers

—	semiconductor devices;

—	application-specific monolithic microwave integrated circuits;

—	voltage regulators;

—	passive components;

—	unusual or low usage components;

—	surface mount components compliant with the EU’s Restriction of Hazardous Substances, or RoHS, Directive;

—	packages, housings and custom metal parts;

—	high-frequency circuit boards

—	custom connectors; and

—	chemicals and compounds

Any delay or interruption in the supply of these or other components could impair our ability to manufacture and deliver these products, harm our reputation and cause a reduction in our revenues.  In addition, any increase in the cost of the components that we use in these products could make these products less competitive and lower our margins.  In the past, our predecessor, Endwave, suffered from shortages of and quality issues with various components.  These shortages and quality issues adversely impacted Endwave’s product revenues and could reappear in the future for us.  Our single source suppliers could enter into exclusive agreements with or be acquired by one of our competitors, increase their prices, refuse to sell their products to us, discontinue products or go out of business.  Even to the extent alternative suppliers are available to us and their components are qualified with our customers on a timely basis, identifying them and entering into arrangements with them may be difficult and time consuming, and they may not meet our quality standards.  We may not be able to obtain sufficient quantities of required components on the same or substantially the same terms.

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

The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The industry experienced a significant downturn during the recent global recession. These downturns have been characterized by diminished product demand, production overcapacity, and high inventory levels and accelerated erosion of average selling prices. The recent downturn and any future downturns could have a material adverse effect on our business and operating results. Furthermore, any upturn in the semiconductor industry could result in increased competition for access to third-party foundry and assembly capacity. We are dependent on the availability of this capacity to manufacture and assemble our products, and our third-party manufacturers have not provided assurances that adequate capacity will be available to us in the future.

A large proportion of our products are directed at the telecommunications and networking markets, which continue to be subject to overcapacity and seasonality.

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

In fiscal year 2011, one customer, Alcatel-Lucent accounted for greater than 10% of total revenues.  In fiscal year 2010, Alcatel-Lucent and contracts with the U.S. government accounted for 11% and 13%, respectively, of our revenue for fiscal year 2010.  During fiscal year 2011 and 2010, no other customer accounted for more than 10% of our total revenues.

In the past we have relied on a small number of development contracts with the U.S. Department of Defense and government contractors for a large portion of our revenue, the loss of which affects our future revenue.

In the past we have derived revenues from performance on a limited number of development contracts with various agencies within the U.S. government. Significant disruption or deterioration of our relationship with the U.S. Department of Defense may reduce future revenues. Government programs must compete with programs managed by other contractors for limited and uncertain levels of funding. The total amount and levels of funding are susceptible to significant fluctuations on a year-to-year basis. Our competitors frequently engage in efforts to expand their business relationships with the government and are likely to continue these efforts in the future. In addition, our development contracts with government agencies are subject to potential profit and cost limitations and standard provisions that allow the U.S. government to terminate such contracts at any time at its convenience. Termination of development contracts, a shift in government spending to other programs in which we are not involved, or a reduction in government spending generally or defense spending specifically could severely harm our business. We intend to continue to compete for government contracts, but may not be successful in having such contracts awarded to us.

Our future success depends in large on the continued service of our key senior management, design engineering, sales, marketing, and technical personnel and our ability to identify, hire and retain additional, qualified personnel.

Our future success depends to a significant extent upon the continued service of our senior management personnel, including our Chief Executive Officer, Dr. Avi Katz and our Chief Technical Officer, Andrea Betti-Berutto. We do not maintain key person life insurance on any of our executive officers. The loss of key senior executives could have a material adverse effect on our business. There is intense competition for qualified personnel in the semiconductor and polymer industries, and we may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of our business, or to replace engineers or other qualified personnel who may leave our employment in the future. There may be significant costs associated with recruiting, hiring and retaining personnel. Periods of contraction in our business may inhibit our ability to attract and retain our personnel. Loss of the services of, or failure to recruit, key design engineers or other technical and management personnel could be significantly detrimental to our product development or other aspects of our business.

We are subject to the risks frequently experienced by early stage companies.

The likelihood of our success must be considered in light of the risks frequently encountered by early stage companies, especially those formed to develop and market new technologies. These risks include our potential inability to:

—	establish product sales and marketing capabilities;

—	establish and maintain markets for our potential products;

—	identify, attract, retain and motivate qualified personnel;

—	continue to develop and upgrade our technologies to keep pace with changes in technology and the growth of markets using semiconductors and polymer materials;

—	develop expanded product production facilities and outside contractor relationships;

—	maintain our reputation and build trust with customers;

—	improve existing and implement new transaction processing, operational and financial systems;

—	scale up from small pilot or prototype quantities to large quantities of product on a consistent basis;

—	contract for or develop the internal skills needed to master large volume production of our products; and

—	fund the capital expenditures required to develop volume production due to the limits of available financial resources.

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

Many of our current products, particularly those based on polymer technology, are either in the final stages of development or are being tested by potential customers. We cannot be assured that our development efforts or customer tests will be successful or that they will result in actual material sales, or that such products will be commercially viable.

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

Technology in our target markets is undergoing rapid change. To succeed in these target markets, we will have to establish and maintain a leadership position in the technology supporting those markets. Accordingly, our success will depend on our ability to:

—	accurately predict the needs of target customers and develop, in a timely manner, the technology required to support those needs;

—	provide products that are not only technologically sophisticated but are also available at a price acceptable to customers and competitive with comparable products;

—	establish and effectively defend our intellectual property; and

—	enter into relationships with other companies that have developed complementary technology into which our products may be integrated.

We cannot be certain that we will be able to achieve any of these objectives.

The failure to compete successfully could harm our business.

We face competitive pressures from a variety of companies in our target markets. The telecom, data-com and consumer opto-electronics markets are highly competitive and we expect that domestic and international competition will increase in these markets, due in part to deregulation, rapid technological advances, price erosion, changing customer preferences and evolving industry standards. Increased competition could result in significant price competition, reduced revenues or lower profit margins. Many of our competitors and potential competitors have or may have substantially greater research and product development capabilities, financial, scientific, marketing, and manufacturing and human resources, name recognition and experience than we do. As a result, these competitors may:

—	succeed in developing products that are equal to or superior to our products or that will achieve greater market acceptance than our products;

—	devote greater resources to developing, marketing or selling their products;

—	respond more quickly to new or emerging technologies or scientific advances and changes in customer requirements, which could render our technologies or potential products obsolete;

—	introduce products that make the continued development of our potential products uneconomical;

—	obtain patents that block or otherwise inhibit our ability to develop and commercialize potential products;

—	withstand price competition more successfully than us;

—	establish cooperative relationships among themselves or with third parties that enhance their ability to address the needs of prospective customers better than us; and

—	take advantage of acquisitions or other opportunities more readily than us.

Competitors may offer enhancements to existing products, or offer new products based on new technologies, industry standards or customer requirements that are available to customers on a much more timely basis than comparable products from our company or that have the potential to replace or provide lower cost alternatives to our products. The introduction of enhancements or new products by competitors could render our existing and future products obsolete or unmarketable. Each of these factors could have a material adverse effect on our company’s business, financial condition and results of operations.

We may be unable to obtain effective intellectual property protection for our trade secrets, potential products and technology.

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

Moreover, competitors may infringe our patents or those that we license, or successfully avoid these patents through design innovation. To combat infringement or unauthorized use, we may need to resort to litigation, which can be expensive and time-consuming and may not succeed in protecting our proprietary rights. In addition, in an infringement proceeding, a court may decide that our patents or other intellectual property rights are not valid or are unenforceable, or may refuse to stop the other party from using the intellectual property at issue on the grounds that it is non-infringing. Policing unauthorized use of our intellectual property is difficult and expensive, and we may not be able to, or have the resources to, prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect these rights as fully as the laws of the United States.

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

The manufacture of our products is a multi-stage process that requires the use of high-quality materials and advanced manufacturing technologies. With respect to our polymer-based products, polymer-related device development and manufacturing must occur in a highly controlled, clean room environment to minimize particles and other yield- and quality-limiting contaminants. In spite of stringent quality controls, weaknesses in process control or minute impurities in materials may cause a substantial percentage of a product in a lot to be defective. If we are unable to develop and continue to improve on our manufacturing processes or to maintain stringent quality controls, or if contamination problems arise, our operating results would be harmed.

The complexity of our products may lead to errors, defects and bugs, which could result in the necessity to redesign products and could negatively, impact our reputation with customers.

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

Our products may contain component, manufacturing or design defects or may not meet our customers’ performance criteria, which could cause us to incur significant repair expenses, harm our customer relationships and industry reputation, and reduce our revenues and profitability.

Endwave, experienced manufacturing quality problems with its products prior to our acquisition of Endwave.  As a result of these problems, Endwave replaced components in some products, or replaced the product, in accordance with its product warranties.  We may have similar problems in the future.  Our product warranties typically last twelve to thirty months.  As a result of component, manufacturing or design defects, we may be required to repair or replace a substantial number of products under our product warranties, incurring significant expenses as a result.  Further, our customers may discover latent defects in our products that were not apparent when the warranty period expired.  These latent defects may cause us to incur significant repair or replacement expenses beyond the normal warranty period.  In addition, any component, manufacturing or design defect could cause us to lose customers or revenues or damage our customer relationships and industry reputation.

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

In order to effectively manage growth, we must:

—	continue to develop an effective planning and management process to implement our business strategy;

—	hire, train and integrate new personnel in all areas of our business; and

—	expand our facilities and increase capital investments.

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

Our expense levels are relatively fixed and are based on our expectations of future revenue. We have a limited ability to reduce expenses quickly in response to any revenue shortfalls. Changes to production volumes and impact of overhead absorption may result in a decline in our financial condition or liquidity.

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

International sales account for a large portion of our revenue and may account for an increasing portion of future revenue. The revenue derived from international sales may be subject to certain risks, including:

—	foreign currency exchange fluctuations;

—	changes in regulatory requirements;

—	tariffs and other barriers;

—	timing and availability of export licenses;

—	political and economic instability;

—	difficulties in accounts receivable collections;

—	difficulties in staffing and managing foreign operations;

—	difficulties in managing distributors;

—	difficulties in obtaining governmental approvals for communications and other products;

—	reduced or uncertain protection for intellectual property rights in some countries;

—	longer payment cycles to collect accounts receivable in some countries;

—	the burden of complying with a wide variety of complex foreign laws and treaties; and

—	potentially adverse tax consequences.

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

Government regulation of the communications industry could limit the growth of the markets that we serve or could require costly alterations of our current or future products.

The markets that we serve are highly regulated. Communications service providers must obtain regulatory approvals to operate broadband wireless access networks within specified licensed bands of the frequency spectrum.  Further, the Federal Communications Commission and foreign regulatory agencies have adopted regulations that impose stringent RF emissions standards on the communications industry that could limit the growth of the markets that we serve or could require costly alterations of our current or future products.

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

In connection with the preparation of our consolidated financial statements for the years ended December 31, 2011 and 2010, material weaknesses in our internal controls over financial reporting, as defined in rules established by the Public Company Accounting Oversight Board, were identified. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis. During 2011, the material weaknesses were attributed to us for not maintaining effective procedures and controls surrounding the accounting of acquisitions and for not maintaining personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles associated with inventory and cost of revenue. In 2010, the material weakness was attributed to us not maintaining a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting requirements. We have adopted a remediation plan and, in conjunction with our acquisition of Endwave, we have increased the number of personnel with such knowledge, experience and training.  We will continue to update and upgrade our internal processes and systems related to financial reporting. We expect to remediate the material weaknesses during 2012.

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

The sale of our outstanding common stock or shares issuable upon exercise of options or warrants, or the perception that such sales could occur, could cause the market price of our common stock of decline. As of March 16, 2012, we had approximately 21,572,995 shares of common stock outstanding, options to purchase 8,257,006 shares of our common stock and warrants to purchase approximately 1,948,095 shares of our common stock outstanding. These shares of common stock, including shares of common stock issued upon exercise of options and warrants, have either been registered under the Securities Act, and as such are freely tradable without further restriction, or are otherwise freely tradable without restriction (subject to the requirements of Rule 144 under the Securities Act), unless the shares are purchased by “affiliates” as that term is defined in Rule 144 under the Securities Act. Any shares purchased by an affiliate may not be resold except pursuant to an effective registration statement or an applicable exemption from registration, including an exemption under Rule 144 of the Securities Act. We may issue additional shares of our common stock in the future in private placements, public offerings or to finance mergers or acquisitions.

The exercise of options and warrants and other issuances of shares of common stock or securities convertible into common stock will dilute your interest.

As of March 16, 2012, there were outstanding options to purchase an aggregate of 8,257,006 shares of our common stock at a weighted-average exercise price of $2.58 per share, of which options to purchase 3,720,957 shares at a weighted-average exercise price of $2.93 per share were exercisable as of such date. As of March 16, 2012, there were warrants outstanding to purchase 1,948,095 shares of our common stock, at a weighted average exercise price of $3.66 per share. The exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with acquisitions or in connection with other financing efforts.

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

Our stockholder rights plan may deter or adversely affect an attempt to acquire our Company or otherwise prevent a change in control

On December 16, 2011 (the “Adoption Date”), we adopted a rights agreement that may have the effect of deterring, delaying, or preventing a change in control.  Under the rights plan, we issued a dividend of one preferred share purchase right for each share of our common stock held by stockholders of record as of January 6, 2012, and we will issue one preferred stock purchase right to each share of common stock issued by the Company between January 6, 2012 and the earlier of either the rights’ exercisability or the expiration of the Rights Agreement. Each right entitles stockholders to purchase one one-thousandth of our Series A Junior Preferred Stock.

In general, the exercisability of the rights to purchase preferred stock will be triggered if any person or group, including persons knowingly acting in concert to affect the control of the Company, is or becomes a beneficial owner of 10% or more of the outstanding shares of the Company’s common stock after the Adoption Date.  Stockholders or beneficial ownership groups who owned 10% or more of the outstanding shares of common stock of the Company on or before the Adoption Date will not trigger the preferred share purchase rights unless they acquire an additional 1% or more of the outstanding shares of the Company’s common stock. Each right entitles a holder with the right upon exercise to purchase one one-thousandth of a share of preferred stock at an exercise price that is currently set at $8.50 per right, subject to purchase price adjustments as set forth in the rights agreement. Each share of preferred stock has voting rights equal to one thousand shares of common stock. In the event that exercisability of the rights is triggered, each right held by an acquiring person or group would become void. As a result, upon triggering of exercisability of the rights, there would be significant dilution in the ownership interest of the acquiring person or group, making it difficult or unattractive for the acquiring person or group to pursue an acquisition of the Company.  These rights expire in December of 2014, unless earlier redeemed or exchanged by the Company.

Our quarter-to-quarter performance may vary substantially, and this variance, as well as general market conditions, may cause our stock price to fluctuate greatly and potentially expose us to litigation.

The revenues for our product lines and our quarterly operating results may vary significantly based on many factors, including:

—	additions of new customers;

—	fluctuating demand for our products and technologies;

—	announcements or implementation by competitors of technological innovations or new products;

—	the status of particular development programs and the timing of performance under specific development agreements;

—	timing and amounts relating to the expansion of operations;

—	costs related to possible future acquisitions of technologies or businesses;

—	communications, information technology and semiconductor industry conditions;

—	fluctuations in the timing and amount of customer requests for product shipments;

—	the reduction, rescheduling or cancellation of orders by customers, including as a result of slowing demand for our products or our customers’ products;

—	changes in the mix of products that our customers buy;

—	competitive pressures on selling prices;

—	the ability of our customers to obtain components from their other suppliers;

—	fluctuations in manufacturing output, yields or other problems or delays in the fabrication, assembly, testing or delivery of our products or our customers’ products; and

—	increases in the costs of products or discontinuance of products by suppliers.

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

Provisions of our certificate of incorporation and bylaws could discourage a takeover of our company even if a change of control would be beneficial to the interests of our stockholders. These charter provisions include the following:

—	a requirement that our board of directors be divided into three classes, with approximately one-third of the directors to be elected each year; and

—
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

ITEM 2.	PROPERTIES

Our principal properties as of December 31, 2011 are set forth below:

Location	Square Feet	Principal Use	Ownership	Lease Expiration
Palo Alto, California	13,457	Possible subleasing	Lease	December 31, 2013
Zurich, Switzerland	2,724	Research and Development, Operations	Lease	12-month notice on either March 31 or Sept 30
Bothell, Washington	11,666	Research and Development, Operations	Lease	March 31, 2014
San Jose, California	32,805	Administration, Sales, Marketing, Research and Development, Operations	Lease	February 28, 2017

On Oct 6, 2011, GigOptix’ Palo Alto landlord agreed to an early lease termination for one of the two Palo Alto facilities leases.  Costs that GigOptix agreed to pay to terminate the lease prior to its expiration have been included in restructuring expense in the statement of operations for the year ended December 31, 2011. The liability associated with the lease that has not been terminated is included in other current liabilities and other long term liabilities in the balance sheet at December 31, 2011.  See additional discussion in Note 13, Restructuring.

We believe our existing facilities are adequate to meet our current needs and we can renew our existing leases or obtain alternate space on terms that would not have a material impact on our financial results.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in legal proceedings, claims and litigation arising in the ordinary course of business. When we believe a loss is probable and can be reasonably estimated, we accrue the estimated loss in our consolidated financial statements. Where the outcome of these matters is not determinable, we do not make a provision in our financial statements until the loss, if any, is probable and can be reasonably estimated or the outcome becomes known.  We believe that currently there is no claim or legal action that would, in management’s judgment based on information currently available, have a material adverse effect on GigOptix’ results of operations, financial condition or cash flows.

Advantech Advanced Microwave Technologies Inc. (“Advantech”)

On October 31, 2008, Endwave filed a complaint with the Canadian Superior Court in Montreal, Quebec alleging that Advantech, the parent company of Allgon Microwave Corporation AB, or Allgon, had breached its contractual obligations with Endwave and owes it $994,500 for amounts outstanding under a note receivable and for purchased inventory and authorized finished goods purchase orders. By virtue of the acquisition of Endwave, we have assumed this litigation. The litigation is at an early stage, and a trial date has been set for February 2013; we cannot predict the outcome of these proceedings.

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

National Instruments Corporation (“National Instruments”)

On October 4, 2011, National Instruments filed a complaint against ChipX and GigOptix in the District Court of Travis County, state of Texas, pertaining to two sales contracts to which National Instruments was a purchaser of products sold by ChipX.  GigOptix is not a party to either contract.  Prior to the filing of the complaint, the parties had been in discussions regarding the pricing of the products sold under these contracts, the number of products to be sold, and the length of time during which the products would be sold.  National Instruments’ complaint sought a declaration that it was not in material breach of one of the contracts, as ChipX had asserted, that ChipX could not modify the prices in the contracts, that National Instruments could purchase products sold under one of the contracts directly from a supplier, and that GigOptix was not entitled to any damages from National Instruments as it is not a party to the contracts.  The complaint also sought unspecified damages for alleged breach of contract by ChipX.  ChipX and GigOptix never responded to the complaint, or filed a cross-complaint against National Instruments.  The parties have now settled the matter.  Pursuant to the terms of the settlement, National Instruments has paid ChipX $500,000 to license rights from ChipX which will enable National Instruments to manufacture the products sold under one of the contracts, National Instruments will make one last purchase in the amount of $3,500,000 of such products from ChipX to be fulfilled during 2012, and National Instruments shall have the right to purchase products sold under the other contract directly from the supplier in exchange for a royalty which the supplier will pay to ChipX.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock first traded on the OTC Bulletin Board under the symbol “GGOX” on December 10, 2008. Prior to that time, there was no public market for its common stock. The following table sets forth the low and high sale price of our common stock, based on the last daily sale, in each of our last eight fiscal quarters as quoted on the OTC Bulletin Board.

	Price per Share of Common Stock
	High	Low
Fiscal 2011 quarter ended:
April 3, 2011	$3.75	$2.49
July 3 2011	$2.75	$2.00
October 2, 2011	$2.40	$1.65
December 31, 2011	$1.90	$1.33

Fiscal 2010 quarter ended:
April 4, 2010	$4.90	$1.90
July 4, 2010	$4.45	$1.75
October 3, 2010	$2.65	$1.60
December 31, 2010	$2.75	$1.95

Also, on March 16, 2012, the most recent practicable date prior to the filing of this Annual Report on Form 10-K, we had approximately 62 stockholders of record and the last reported sale price of our common stock on the OTC Bulletin Board was $2.36 per share.

We have never declared or paid cash dividends on our common stock. We currently anticipate that we will retain any future earnings to fund our operations and do not anticipate paying dividends on the common stock in the foreseeable future.
We did not repurchase any of our equity securities during 2011.

Equity Compensation Plan Information

The following table reflects information for our equity compensation plans as of December 31, 2011.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation plans approved by security holders*	10,443,820	$2.78	4,285,668
Equity compensation plans not approved by security holders	79,800	$6.08	-
Total	10,523,620	$2.81	4,285,668

*
The terms of our 2008 Equity Incentive Plan provide for an annual increase in the number of shares of our common stock authorized under the plan, effective as of the first day of each subsequent fiscal, pursuant to the terms and conditions underlined in the plan. On January 1, 2011, the number of additional shares available for issuance under our 2008 Equity Incentive Plan was automatically increased by 610,513 shares. On January 1, 2012, the number of additional shares available for issuance under our 2008 Equity Incentive Plan was automatically increased by 1,077,286 shares. In addition, the stockholders also approved 3,000,000 additional shares reserved for issuance that became effective on November 15, 2011.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” in Item 1A of this Annual Report on Form 10-K and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K,including Note 1—Organization and Basis of Presentation, to such consolidated financial statements and elsewhere as set forth in this Annual Report on Form 10-K. We assume no obligation to update the forward-looking statements or such risk factors. Please see “Special Note Regarding Forward Looking Statements” above.

Overview

We are a leading supplier of high performance semiconductor and electro-optical component products that enable high-speed end to end data streaming over optical fiber and wireless telecommunications and data-communications networks globally. Our strategy is to apply our core technical expertise in optical, electro-optical and high speed analog technology to develop products that address high growth product and market opportunities.

The following sets forth our significant corporate and product milestones:

—	In April 2007 Newco LLC was formed and received funding in May 2007.

—	In July, 2007, GigOptix LLC was formed and acquired the assets of iTerra Communications LLC. GigOptix LLC acquired Helix Semiconductors AG in January 2008.

—
In March 2008, GigOptix, Inc. was formed to facilitate a combination with Lumera Corporation. The combined company began trading on the OTCBB under the symbol GGOX in December 2008, upon completion of the merger.

—	In November 2009 GigOptix, Inc. acquired ChipX, a leading high speed analog semiconductor manufacturer specializing in Analog and Mixed Signal custom ASICs.

—	In June 2011, GigOptix, Inc. acquired Endwave Corporation.

Our products convert signals between electrical and optical formats for transmitting and receiving data over fiber optic networks and between electrical and high speed radio frequencies to enable the transmit and receiving of data over wireless networks. We are creating innovation in both optical telecommunications and data-communications applications for fast growing markets in 10Gbps, 40Gbps and 100Gbps drivers, receiver ICs, electro–optic modulator components and multi-chip-modules (MCM) as well as E- wireless data-communications applications for high speed mobile backhaul.  We believe that our expertise in high speed semiconductor design and electro-optical technologies has helped us create a broad portfolio of products that addresses customer demand for performance at higher speeds, over wider temperature ranges, in smaller sizes, and with lower power consumption compared to other products currently available in the market.

The primary target market and application for our products include optical interface modules such as line-cards, transponders and transceivers within telecommunications and data-communications switches and routers, high speed wireless point to point millimeter wave systems and defense systems. Our products are critical blocks used in both telecommunications or data-communications optical communication networks from the long haul to the short reaches where the conversion of data from the electrical domain to the optical domain occurs. Our optical drivers amplify the input digital data stream that is used to modulate laser light either by direct modulation of the laser or by use of an external modulator that acts as a precise shutter to switch on and off light to create the optical data stream. At the other end of the optical fiber, our sensitive receiver trans-impedance amplifiers (TIAs) detect and amplify the small currents generated by photo-diodes converting the faint received light into an electrical current. The TIAs amplify the small current signals into a larger voltage signal that can be read by the electronics and processors in the network servers. We supply an optimized component for each type of laser, modulator and photo-diode depending upon the speed, reach and required cost. Generally, the shorter the reach is, the higher the volume, the less demanding the product specifications and the greater the pressure to reduce costs. We implement our products on a number of process technologies and have been at the forefront of extracting optimal performance from each technology to be able to address each market segment’s individual requirements in a cost effective manner. Our microwave and millimeter wave amplifiers amplify small signal radio signals into more powerful signals that can be transmitted over long distances to establish high throughput data connections or enable radar based applications. Our complex ASIC solutions are used in a number of applications such as defense and test and measurement applications to enable the high speed processing of complex signals.

We have a comprehensive portfolio of products for telecommunications, data-communications, defense and industrial applications designed for optical speeds from 3Gbps to over 100Gbps and for wireless frequencies from 0GHz to 86GHz. Our products support a wide range of data rates, protocols, transmission distances and industry standards. This wide product offering allows us to serve as a “one-stop shop” to our customers in offering a comprehensive product arsenal, as well as allowing us to reduce costs as we leverage existing design building-blocks into new applications. Our portfolio consists of the following product ranges:

—	Laser and modulator drivers for 10Gbps, 40Gbps and 100Gbps applications;

—	Receiver amplifiers or trans-impedance amplifiers (TIAs) for 10Gbps, 40Gbps and 100Gbps applications;

—	VCSEL driver & receiver chipsets for 14 and 12 channel parallel optics applications from 3Gbps to 25Gbps;

—	Electro-optic modulators based on proprietary TFPS technology suitable for various 40Gbps and 100Gbps modulation schemes, such as DPSK, DQPSK, RZ-DQPSK and DP-QPSK;

—	Wideband MMIC amplifiers with flat gain response;

—	High Frequency MMIC power amplifiers with high gain and output power;

—	High frequency passive attenuators and filters in small form factors with excellent performance;

—	Standard cell, and structured ASIC and hybrid ASIC designs and manufacturing service for multiple markets offering ITAR compliance for defense applications.

We have incurred negative cash flows from operations since inception. For the years ended December 31, 2011 and 2010, we incurred net losses of $14.1 million and $4.4 million respectively, and cash outflows from operations of $4.9 million and $3.8 million respectively. As of December 31, 2011 and 2010, we had an accumulated deficit of $87.5 million and $73.4 million, respectively.

Our fiscal year ends on December 31. The consolidated financial statements include our accounts and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

We market and sell our products in Asia, the United States and Europe and other locations through our direct sales force, distributors and sales representatives. The percentage of our sales shipped outside the United States was approximately 59% and 49% in fiscal 2011 and fiscal 2010, respectively. We measure sales location by the shipping destination, even if the customer is headquartered in the U.S. We anticipate that sales to international customers will continue to represent a significant percentage of our net sales. The percentages of our net sales by region are set forth in the following table:

Revenue percentage by region
	2011	2010
North America	43%	51%
Asia	29%	25%
Europe	27%	24%
Other	1%	-%
Total	100%	100%

Our sales are generally made by purchase orders. Because industry practice allows customers to reschedule or cancel orders on relatively short notice, backlog may not be a good indicator of our future sales. Cancellations of customer orders or changes in product specifications could result in the loss of anticipated sales without allowing us sufficient time to reduce our inventory and operating expenses.

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

We are subject to the risks of conducting business internationally, including economic conditions in Asia, particularly Taiwan and China, changes in trade policy and regulatory requirements, duties, tariffs and other trade barriers and restrictions, the burdens of complying with foreign laws and, possibly, political instability. Most of our foundries and all of our assembly and test subcontractors are located in Asia. Although our international sales are largely denominated in U.S. dollars, we have foreign operations where expenses are generally denominated in the local currency. Such transactions expose us to the risk of exchange rate fluctuations. We monitor our exposure to foreign currency fluctuations, but have not adopted any hedging strategies to date. There can be no assurance that exchange rate fluctuations will not harm our business and operating results in the future.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to product returns, bad debts, inventories, asset impairments, deferred tax assets, accrued warranty reserves, restructuring costs, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. We also have other key accounting policies that are less subjective, and therefore, their application would not have a material impact on our reported results of operations. The following is a discussion of our critical accounting policies, as well as the estimates and judgments involved.

Revenue Recognition

Revenue from sales of optical modulator drivers and receivers, MCMs, and other products is recognized when persuasive evidence of a sales arrangement exists, transfer of title occurs, the sales price is fixed or determinable and collection of the resulting receivable is reasonably assured. Revenue for product shipments is recognized upon delivery of the product to the customer. Provisions are made for warranties at the time revenue is recorded.

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

Revenue generated from engineering product development projects, research and development cost reimbursement contracts, and cost plus fixed fee type contracts is recorded in accordance with accounting guidance for contract accounting,  generally using the percentage of completion method measured on a cost-incurred basis. Changes in contract performance, contract conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined. As of December 31, 2011, we maintained a reserve of $1.3 million associated with a change in estimated rates under which we could bill for the work we performed under various government contracts during fiscal 2010 and 2009. Profit incentives are included in revenue when realization is assured. Losses, if any, are recognized in full as soon as identified. Losses occur when the estimated direct and indirect costs to complete the contract exceed the unrecognized revenue on the contract. We evaluate the reserve for contract losses on a contract-by-contract basis. No losses have been incurred on any contracts to date.

Contract Estimates

We estimate contract costs based on the experience of our technical team, the experience we have obtained in internal research efforts, and our performance on previous contracts. We believe this allows us to reasonably estimate the tasks required and the contract costs; however, there are uncertainties in estimating these costs, such as the ability to identify precisely the underlying technical issues hindering development of the technology; the ability to predict all the technical factors that may affect successful completion of the proposed tasks; and the ability to retain researchers having enough experience to complete the proposed tasks in a timely manner. Should actual costs differ materially from our estimates, we may have to adjust the timing and amount of revenue it recognizes. To date, we have mitigated the risk of failing to perform under these contracts by negotiating best efforts provisions, which do not obligate us to complete contract deliverables.

Inventories

Inventories are stated at the lower of cost or market value.  Cost includes labor, material and overhead costs, including product and process technology costs. Determining fair market value of inventories involves numerous judgments, including projecting average selling prices and sales volumes for future periods and costs to complete products in work in process inventories. As a result of this analysis, when fair market values are below our costs, we record a charge to cost of revenue in advance of when the inventory is scrapped or sold.

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

Long-Lived Assets and Intangible Assets

Long-lived assets include equipment, furniture and fixtures, leasehold improvements, and semiconductor masks used in production and intangible assets. When events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable, we test for recoverability based on an estimate of undiscounted cash flows as compared to the asset’s carrying amount. If the carrying value exceeds the estimated future cash flows, the asset is considered to be impaired. The amount of impairment is measured as the difference between the carrying amount and the fair value of the impaired asset. Factors we consider important that could trigger an impairment review include continued operating losses, significant negative industry trends, significant underutilization of the assets and significant changes in the way we plan to use the assets.  In addition, we must use our judgment in determining the groups of assets for which impairment tests are separately performed.

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

Goodwill

Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net purchased tangible and intangible assets acquired and is carried at cost. Goodwill is not amortized, but is reviewed annually for impairment. We perform our annual goodwill impairment analysis in the fourth quarter of each year or more frequently if we believe indicators of impairment exist. Factors that we consider important which could trigger an impairment review include the following:

—	significant underperformance relative to historical or projected future operating results;

—	significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition;

—	significant negative industry or economic trends; and

—	significant decline in the Company’s market capitalization.

The performance of the test involves a two-step process. The first step requires a comparison of the fair value of the reporting unit to its net book value, including goodwill. The fair value of the reporting unit is determined based on the present value of estimated future cash flows of the reporting unit. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair values of the reporting unit’s net assets, other than goodwill, and the fair value of the reporting unit, and, if the difference is less than the net book value of goodwill, an impairment charge is recorded. In the event that we determine that the value of goodwill has become impaired, we will record a charge for the amount of impairment during the fiscal quarter in which the determination is made.  We operate in one reporting unit.  We conducted our 2011 annual goodwill impairment analysis in the fourth quarter of 2011 and no goodwill impairment was indicated.

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposure and assessing temporary differences resulting from differing treatment of items, such as deferred revenues, for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we establish a valuation allowance or increase this allowance in a period; we will include an additional tax provision in our consolidated statement of operations.

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

We estimate the fair value of stock options granted using a Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, along with certain policy elections, including the options’ expected life and the price volatility of our underlying stock. Actual volatility, expected lives, interest rates and forfeitures may be different from our assumptions, which would result in an actual value of the options being different from estimated.

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

We also issue stock options which have company specific financial performance criteria. In this case, we make a determination regarding the probability of the performance criteria being achieved and use a Black-Scholes model to value the options incorporating assumptions for the expected holding period, risk-free interest rate, stock price volatility and dividend yield. Compensation expense is recognized over the vesting period, if it is probable that the performance criteria are met. If the performance criteria are not met, the expense is reversed. Certain stock options granted on October 27, 2010 were classified as option grants having a performance condition.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued a new accounting standard update, which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. The Company will adopt this standard in the first quarter of 2012 and is currently evaluating its impact on the Company’s financial statements and disclosures.

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

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

The following table sets forth our consolidated results of operations for the fiscal years ended December 31, 2011 and December 31, 2010, and the year-over-year increase (decrease) in our results, expressed both in dollar amounts (thousands) and as a percentage of total revenues, except where indicated:

	Years Ended December 31,
	2011		2010
	Amount (in thousands)	% of Revenue	Amount (in thousands)	% of Revenue	Change (in thousands)	% Change
Revenue
Product	$31,640	98%	$23,070	86%	$8,570	37%
Government contract	628	2%	3,806	14%	(3,178)	-83%
Total revenue	32,268	100%	26,876	100%	5,392	20%

Cost of revenue
Product	15,475	48%	11,629	43%	3,846	33%
Government contract	180	1%	922	3%	(742)	-80%
Impairment of long-lived asset	373	1%	-	0%	373	-
Total cost of revenue	16,028	50%	12,551	47%	3,477	28%
Gross profit	16,240	50%	14,325	53%	1,915	13%

Research and development expense	12,262	38%	8,659	32%	3,603	42%
Selling, general and administrative expense	10,487	32%	8,889	33%	1,598	18%
Restructuring expense	3,709	11%	388	1%	3,321	856%
Merger-related expense	1,959	6%	-	0%	1,959	-
Special litigation-related expense	493	2%	-	0%	493	-
Shareholder settlement expense	1,064	3%	-	0%	1,064	-
Total operating expenses	29,974	93%	17,936	67%	12,038	67%
Loss from operations	(13,734)	-43%	(3,611)	-13%	(10,123)	280%
Interest expense, net	(347)	-1%	(450)	-2%	103	23%
Other expense, net	(3)	0%	(248)	-1%	245	99%
Loss before provision from income taxes	(14,084)	-44%	(4,309)	-16%	(9,775)	227%
Provision for income taxes	56	0%	51	0%	(5)	-10%
Net loss	$(14,140)	-43%	$(4,360)	-16%	$(9,780)	224%

Revenue

	Years Ended December 31,
	2011		2010
	Amount (in thousands)	% of Revenue	Amount (in thousands)	% of Revenue	Change (in thousands)	% Change

Product	$31,640	98%	$23,070	86%	$8,570	37%
Government contract	628	2%	3,806	14%	(3,178)	-83%
Total revenue	32,268	100%	26,876	100%	5,392	20%

Total revenue for the year ended December 31, 2011 was $32.3 million, an increase of $5.4 million or 20%, compared with $26.9 million for the year ended December 31, 2010. Total revenue increased in 2011 primarily due to an increase in product revenue from certain non-recurring engineering contracts included in product revenue, the sale of our optical components as well as from revenue derived from the Endwave product line acquired  in June 2011.  This increase was partially offset by a decrease in government contract revenue of $3.2 million.

Gross Profit and Cost of Revenue

	Years Ended December 31,
	2011		2010
	Amount (in thousands)	% of Revenue	Amount (in thousands)	% of Revenue	Change (in thousands)	% Change

Product	15,475	48%	11,629	43%	3,846	33%
Government contract	180	1%	922	3%	(742)	-80%
Impairment of long-lived asset	373	1%	-	0%	373	-
Total cost of revenue	16,028	50%	12,551	47%	3,477	28%
Gross profit	16,240	50%	14,325	53%	1,915	13%

Gross profit consists of revenue less cost of revenue.  Cost of revenue consists primarily of the costs to manufacture saleable chips, including outsourced wafer fabrication and testing; costs of direct materials; equipment depreciation; costs associated with procurement, production control, quality assurance and manufacturing engineering; fees paid to our offshore manufacturing vendors; reserves for potential excess or obsolete material; costs related to stock-based compensation; accrued costs associated with potential warranty returns; impairment of long-lived assets and amortization of certain identified intangible assets.   Amortization expense of identified intangible assets, namely existing technology, is presented within cost of revenue, as the intangible assets were determined to be directly attributable to revenue generating activities.

Gross profit for the year ended December 31, 2011 was $16.2 million, or 50% of revenue, compared to a gross profit of $14.3 million, or 53% of revenue, for the year ended December 31, 2010. The decrease in gross margin is primarily due to a change in product mix towards certain lower margin products, the inclusion of lower margin Endwave product revenue, a decrease in higher margin government contract revenue of $3.2 million and the impairment of a long-lived asset for a production mask during 2011.

Research and Development Expense

	Years Ended December 31,
	2011		2010
	Amount (in thousands)	% of Revenue	Amount (in thousands)	% of Revenue	Change (in thousands)	% Change
Research and development expense	12,262	38%	8,659	32%	3,603	42%

Research and development expenses are expensed as incurred. Research and development costs consist primarily of salaries and related expenses for research and development personnel,  consulting and engineering design, non-capitalized tools and equipment, semiconductor masks, depreciation for equipment, allocated facilities costs and expenses related to stock based compensation.

Research and development expense for the year ended December 31, 2011 was $12.3 million compared to $8.7 million for the year ended December 31, 2010, an increase of $3.6 million or 42%.  Research and development costs increased in absolute dollars compared to 2010 primarily due to a $730,000 increase in personnel related expenses, a $432,000 increase in depreciation and amortization, a $455,000 increase in stock-based compensation, a $836,000 increase in project related expenses, and a $153,000 increase in consulting and outside services.  The addition of Endwave to our operations also added approximately $756,000 of research and development related expenses. We expect research and development expense to decrease slightly as a percentage of revenue in 2012.

Selling, General and Administrative Expense

	Years Ended December 31,
	2011		2010
	Amount (in thousands)	% of Revenue	Amount (in thousands)	% of Revenue	Change (in thousands)	% Change
Selling, general and administrative expense	10,487	32%	8,889	33%	1,598	18%

Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, accounting, finance, sales, marketing and administration personnel, professional fees, allocated facilities costs, promotional activities and expenses related to stock-based compensation.

Selling, general and administrative expense for the year ended December 31, 2011 was $10.5 million compared to $8.9 million for the year ended December 31, 2010, an increase of $1.6 million or 18%. Selling, general and administrative costs increased in absolute dollars compared to 2010 primarily due to a $645,000 increase in stock compensation expense, a $613,000 increase in professional and outside services and $251,000 of additional expenses which resulted from adding Endwave’s administrative staff into GigOptix’s operations as of the close of the merger on June 17, 2011. We expect selling, general and administrative expense to decrease as a percentage of revenue in 2012.

Restructuring Expense

	Years Ended December 31,
	2011		2010
	Amount (in thousands)	% of Revenue	Amount (in thousands)	% of Revenue	Change (in thousands)	% Change
Restructuring expense	3,709	11%	388	1%	3,321	856%

During 2011, we recorded restructuring expense of $3.7 million that is primarily the result of  $769,000 of expense associated with vacating our previous headquarter facilities in Palo Alto, California for which we have facilities lease obligations through December 2013 and $3.1 million in restructuring expense booked in relation to the acquisition of Endwave.

In the first quarter of 2010, we decided to close our research and design center in Haifa, Israel which was acquired as part of the merger with ChipX in 2009.  We took a restructuring charge of $388,000 to account for employee severance of $156,000, future facility rent expense of $61,000 for the remainder of the lease term through the end of fiscal 2010, a write-down of fixed assets of $121,000, and accounting and legal expenses of $50,000.  At December 31, 2010, our remaining accrued restructuring liability for Israel was $34,000.

In December 2009, we adopted a plan to reduce the size of our facilities in Bothell, Washington, from approximately 32,000 square feet to approximately 12,000 square feet and took a restructuring charge of $424,000 to reflect the proportionate share of remaining lease expense we will incur for the unoccupied space of the facility and costs associated with improvements needed to segregate the facility. The existing lease on the facility expires on March 31, 2014. Although we made available for sublease approximately 20,000 square feet, we did not receive any sublease income associated with this space prior to a negotiated reduction in space, which occurred on February 11, 2011. $396,000 was paid out in 2010, and the remaining $28,000 balance was paid in 2011.

Merger-related Expense

During 2011, we incurred $2.0 million of expenses in connection with our June 2011 acquisition of Endwave Corporation.  The amounts primarily consist of employee retention compensation of $745,000 in connection with the completion of the merger and $1.2 million of attorney, accounting and investment banking fees.

Special Litigation-related Expense

During 2011, we incurred special litigation-related expenses of $493,000 which was primarily due to $400,000 of legal fees associated with the M/A-Com (Optomai) case, which is discussed in the legal proceeding section and $94,000 due to the settlement of fees with two of our vendors.

Shareholder Settlement Expense

On April 8, 2011, GigOptix and the trustees for the DBSI Estate Litigation Trust and the DBSI Liquidating Trust (together “DBSI”) reached an agreement to settle a claim by DBSI against GigOptix. As part of the settlement, GigOptix issued warrants to DBSI for 1 million shares of common stock. During 2011, we recognized $1.1 million of expense in connection with the issuance of these warrants.

Interest Expense, Net, and Other Expense, Net

	Years Ended December 31,
	2011		2010
	Amount (in thousands)	% of Revenue	Amount (in thousands)	% of Revenue	Change (in thousands)	% Change
Interest expense, net	(347)	-1%	(450)	-2%	103	23%
Other expense, net	(3)	0%	(248)	-1%	245	99%

Interest expense, net primarily consists of interest expense associated with our line of credit and term loan.  For the year ended December 31, 2011, interest expense, net, was $347,000 primarily due to interest expense associated with our line of credit and term loan with Silicon Valley Bank and our capital leases.  For the year ended December 31, 2010, interest expense was $450,000 primarily due to interest expense associated with our line of credit and term loan with Silicon Valley Bank, loans with Bridge Bank and Agility Capital during the first two quarters of fiscal 2010 and our capital leases.

Other expense, net primarily consists of interest income earned on our cash, cash equivalents and short-term investments, gains and losses related to foreign currency transactions and the change in fair value related to warrants accounted for under liability accounting.  During 2011, other expense, net decreased primarily due a decrease in liability warrants expenses and the amortization of loan discount on a loan that was paid off during 2010.

Provision for Income Taxes

	Years Ended December 31,
	2011		2010
	Amount (in thousands)	% of Revenue	Amount (in thousands)	% of Revenue	Change (in thousands)	% Change
Provision for income taxes	56	0%	51	0%	5	10%

Income tax expense was $56,000 and $51,000 in the years ended December 31, 2011 and 2010, respectively and our effective tax rate was less than 1% for those periods. The income tax provision for years-ended December 31, 2011 and 2010 were due primarily to state and foreign income taxes.

During 2010, we had losses in all tax jurisdictions and had a full valuation allowance against those losses.  During 2011, we had losses in all tax jurisdictions, except for Switzerland.  We have a full valuation allowance against those losses. In addition, there are sufficient net operating losses carried forward to offset the taxable income generated in Switzerland in 2011.

Liquidity and Capital Resources

Cash and cash equivalents and cash flow data for the periods presented were as follows (in thousands):

	December 31,
	2011	2010
Cash and cash equivalents	$15,788	$4,502

	Years ended December 31,
	2011	2010
Net cash used in operating activities	(4,857)	(3,785)
Net cash provided by (used in) investing activities	15,960	(907)
Net cash provided by financing activities	140	5,583

On April 23, 2010 we entered into a loan and security agreement with Silicon Valley Bank. Pursuant to the loan and security agreement, we were entitled to borrow from Silicon Valley Bank up to $3.0 million, based on net eligible accounts receivable after an 80% advance rate and subject to limits based on our eligible accounts as determined by Silicon Valley Bank (the “Original Revolving Loan”). Interest on extensions of credit under the Original Revolving Loan was equal to the prime rate of Silicon Valley Bank, which at December 31, 2010 was 4.0% per annum and had decreased to 3.25% by December 9, 2011, plus 1.5% per annum. The Original Revolving Loan was used by us to replace our revolving accounts receivable credit line with Bridge Bank. With the initial funding by Silicon Valley Bank of the Original Revolving Loan, we terminated our loan and security agreement with Bridge Bank, which is discussed below, as having been fully performed by us.  On December 9, 2011, we entered into an amended and restated loan and security agreement.  As revised, we are now entitled to borrow from Silicon Valley Bank up to $6 million, based on net eligible accounts receivable after an 80% advance rate and subject to limits based on the our eligible accounts as determined by Silicon Valley Bank (the “Revolving Loan”).  Interest on extensions of credit under the Revolving Loan is now equal to the greater of 0.75% above the prime rate or 4.00%.  The amended and restated loan and security agreement for the Revolving Loan also contains events of default customary for credit facilities of this type, including, among other things, nonpayment of principal or interest when due. The amended and restated loan and security agreement will expire on December 9, 2013.   The amount outstanding on our line of credit on December 31, 2011 was $3.0 million.

Pursuant to the April 23, 2010 loan and security agreement, Silicon Valley Bank also made available a term loan in an amount of up to $400,000, subject to the satisfaction of terms and conditions of the loan and security agreement, which we could draw down one time for the purpose of refinancing our outstanding obligations to Agility Capital (we previously disclosed these obligations to Agility Capital on our Current Report on Form 8-K filed on February 4, 2010). The term loan was repayable in eighteen equal monthly installments and interest was fixed at a rate per annum equal to 9.00%. With the funding by Silicon Valley Bank of the term loan, we terminated our loan agreement with Agility Capital.  We have also previously repaid the term loan with Silicon Valley Bank.

The amended and restated loan and security agreement with Silicon Valley Bank is secured by all of our assets, including all accounts, equipment, inventory, receivables, and general tangibles. The amended and restated loan and security agreement contains certain restrictive covenants that will impose significant operating and financial restrictions on our operations, including, but not limited to:

—
Sell, lease, or otherwise transfer, or permit any of our subsidiaries to sell, lease or otherwise transfer, all or any part of our business or property, except in the ordinary course of business or in connection with certain indebtedness or investments permitted under the amended and restated loan agreement;

—
Merge or consolidate, or permit any of our subsidiaries to merge or consolidate, with or into any other business organization, or acquire, or permit any of our subsidiaries to acquire, all or substantially all of the capital stock or property of another person;

—	Create, incur, assume or be liable for any indebtedness, other than certain indebtedness permitted under the amended and restated loan and security agreement;

—	Pay any dividends (except in the form of our equity securities) or make any distribution or payment on, or redeem, retire, or repurchase, any capital stock.; and

—	Make any investment, other than certain investments permitted under the amended and restated loan and security agreement.

In November 2009, we entered into a loan and security agreement with Bridge Bank under which we could borrow up to $4.0 million, based on net eligible accounts receivable. Borrowings under the line of credit bore interest at the bank’s prime rate plus 2.50% (6.50% as of December 31, 2009), provided that in no event would the prime rate be less than 4.0%. Borrowings under the line were collateralized by a security interest in all of our assets. On April 28, 2010, we paid Bridge Bank approximately $1.6 million to fully repay our liabilities covering principal, accrued interest and various fees related to our line of credit.  At that time the loan and security agreement with Bridge Bank was cancelled.  At December 31, 2009 we had an outstanding balance on our line of credit of approximately $1.5 million which was offset by a loan discount of $152,000.

On January 29, 2010, we entered into a loan agreement for a secured line of credit facility (“Secured Credit Facility”) with Agility Capital, LLC (“Agility Capital”) to pay for transaction expenses we incurred in our acquisition of ChipX. The Secured Credit Facility provided that we may borrow one advance of up to $500,000 and had a maturity date of December 1, 2010. Borrowings incurred interest at 14.0% per annum. Beginning March 1, 2010, and on the first day of each month thereafter, $50,000 plus accrued but unpaid interest was to be paid to Agility Capital, and all amounts outstanding on December 1, 2010 were due and payable at that time. As noted above, all amounts due to Agility Capital have been repaid.

On June 17, 2011 we completed our merger with Endwave Corporation, which resulted in Endwave becoming our wholly owned subsidiary. Under the terms of the Merger Agreement, all outstanding shares of Endwave common stock, including those issuable upon settlement of outstanding restricted stock units, and outstanding in-the-money Endwave stock options, were converted into shares of our common stock such that immediately after the Merger, such shares represented approximately 42.45% of all outstanding shares of our common stock. On the effective date of the acquisition, GigOptix issued 9,128,502 shares of GigOptix common stock to holders of Endwave common stock, restricted stock units and in-the-money stock options.  Our total expenses in connection with the Endwave transaction, which was approximately $2.0 million, was comprised of legal, accounting, investment banking and printing fees, and employee expenses.  As a result of this transaction we received approximately $18.8 million of cash, cash equivalents and short-term investments.

Operating Activities

Operating activities used cash of $4.9 million in the year ended December 31, 2011. This resulted from a net loss of $14.1 million and we experienced cash usage for working capital for an increase in inventories of $0.6 million, an increase in other assets of $0.4 million, an increase in prepaid and other current assets of $0.3 million, a decrease in accounts payable and accrued expenses of $0.7 million, and a decrease in accrued compensation of $0.3 million. These uses were partially offset by the following non-cash expenses: depreciation and amortization of $3.4 million, stock based compensation of $2.9 million, non-cash litigation settlement of $1.1 million, non-cash restructuring expense of $1.0 million and the write-down of certain fixed assets $0.4 million.

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

Investing Activities

Net cash provided by investing activities for year ended December 31, 2011 was $16.0 million and consisted of $9.5 million proceeds from sale and maturity of investments, the receipt of $8.8 million as a result of the acquisition of Endwave and a $103,000 reduction in restricted cash, partially offset by $2.5 million of purchases of fixed assets.

Net cash used in investing activities for the year ended December 31, 2010 was $0.9 million and consisted of purchases of fixed assets of $1.2 million offset by refunds of restricted cash of $0.3 million related to our leased facilities in Bothell, Washington.  We reduced our square footage in Bothell by approximately 63% resulting in lower facility rent expense which led to a reduction in required restricted cash.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2011 was $140,000 and consisted primarily of $9.7 million of proceeds from our line of credit facilities with Silicon Valley Bank, a $9.7 million repayment of the line of credit, a $651,000 proceeds from issuance of stock and warrants, a $227,000 repayment of a short-term loan and a $285,000 repayment of capital lease.

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

We have incurred negative cash flows from operations since inception. For the years ended December 31, 2011 and 2010, we incurred net losses of $14.1 million and $4.4 million, respectively, and cash outflows from operations of $4.9 million and $3.8 million respectively. As of December 31, 2011 and 2010, we had an accumulated deficit of $87.5 million and $73.4 million, respectively. We have incurred significant losses since inception, attributable to our efforts to design and commercialize our products. We have managed our liquidity during this time through a series of cost reduction initiatives and through increasing our line of credit with our bank. Our ability to continue as a going concern is dependent on many events outside of our direct control, including, among other things; obtaining additional financing either privately or through public markets and consumers’ purchasing our products in substantially higher volumes. During 2011 we purchased Endwave Corporation and received $18.8 million in cash, cash equivalents and short term investments as a result of this acquisition which allowed us to stabilize our cash position.  We have used that cash to substantially reduce our outstanding accounts payable and accrued expenses balances.  In addition, we have access to a line of credit with Silicon Valley Bank which enables us to borrow up to $6.0 million based on 80% of eligible invoiced amounts to customers.  Based on these events and factors we no longer have substantial doubt of our ability to continue as a going concern over the next 12 months.

Off-Balance Sheet Arrangements

We do not use off-balance-sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance-sheet arrangements such as special purpose entities and research and development arrangements. Accordingly, we are not exposed to any financing or other risks that could arise if we had such relationships.

Related Party Transactions

As a result of the acquisition of ChipX on November 9, 2009, National Instruments Corporation, a former stockholder of ChipX, held 1,066,265 shares of GigOptix common stock as of December 31, 2011. During the years ended December 31, 2011 and 2010, we had revenue of $2.6 million and $1.6 million from National Instruments Corporation.

On October 4, 2011, National Instruments filed a complaint against ChipX and GigOptix in the District Court of Travis County pertaining to two sales contracts to which National Instruments was a purchaser of products sold by ChipX.  GigOptix is not a party to either contract.  Prior to the filing of the complaint, the parties had been in discussions regarding the pricing of the products sold under these contracts, the number of products to be sold, and the length of time during which the products would be sold.  National Instruments’ complaint sought a declaration that it was not in material breach of one of the contracts, as ChipX had asserted, that ChipX could not modify the prices in the contracts, that National Instruments could purchase products sold under one of the contracts directly from a supplier, and that GigOptix was not entitled to any damages from National Instruments as it is not a party to the contracts.  The complaint also sought unspecified damages for alleged breach of contract by ChipX.  ChipX and GigOptix never responded to the complaint, or filed a cross-complaint against National Instruments.  The parties have now settled the matter.  Pursuant to the terms of the settlement, National Instruments has paid ChipX $500,000 to license rights from ChipX which will enable National Instruments to manufacture the products sold under one of the contracts, National Instruments will make one last purchase in the amount of $3,500,000 of such products from ChipX to be fulfilled during 2012, and National Instruments shall have the right to purchase products sold under the other contract directly from the supplier in exchange for a royalty which the supplier will pay to ChipX.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

GigOptix, Inc.

We have audited the accompanying consolidated balance sheets of GigOptix, Inc. (a Delaware corporation) and subsidiaries collectively (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GigOptix, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/    GRANT THORNTON LLP

San Francisco, California

March 27, 2012

GIGOPTIX, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$15,788	$4,502
Short-term investments	400	-
Accounts receivable, net	5,625	5,366
Inventories	2,220	1,609
Prepaid and other current assets	298	405
Total current assets	24,331	11,882
Property and equipment, net	4,488	3,717
Intangible assets, net	5,281	3,861
Goodwill	9,860	7,407
Restricted cash	255	356
Other assets	309	653
Total assets	$44,524	$27,876

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,183	$2,960
Accrued compensation	832	705
Line of credit	3,000	2,999
Long-term debt, current portion	-	227
Other current liabilities	4,945	4,118
Total current liabilities	11,960	11,009
Capital lease, noncurrent	746	952
Pension liabilities	65	211
Other long term liabilities	439	314
Total liabilities	13,210	12,486
Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of December 31, 2011 and 2010	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized as of December 31, 2011 and 2010; 21,545,713 and 12,210,264 shares issued and outstanding as of December 31, 2011 and 2010, respectively	22	12
Additional paid-in capital	118,362	88,553
Accumulated deficit	(87,493)	(73,353)
Accumulated other comprehensive income	423	178
Total stockholders’ equity	31,314	15,390
Total liabilities and stockholders’ equity	$44,524	$27,876

See accompanying Notes to Consolidated Financial Statements

GIGOPTIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2011	2010
Revenue
Product	$31,640	$23,070
Government contract	628	3,806
Total revenue	32,268	26,876

Cost of revenue
Product	15,475	11,629
Government contract	180	922
Impairment of long-lived asset	373	-
Total cost of revenue	16,028	12,551
Gross profit	16,240	14,325

Research and development expense	12,262	8,659
Selling, general and administrative expense	10,487	8,889
Restructuring expense	3,709	388
Merger-related expense	1,959	-
Special litigation-related expense	493	-
Shareholder settlement expense	1,064	-
Total operating expenses	29,974	17,936
Loss from operations	(13,734)	(3,611)
Interest expense, net	(347)	(450)
Other expense, net	(3)	(248)
Loss before provision for income taxes	(14,084)	(4,309)
Provision for income taxes	56	51
Net loss	$(14,140)	$(4,360)

Net loss per share—basic and diluted	$(0.82)	$(0.41)
Weighted average number of shares used in per share calculations—basic and diluted	17,279	10,689

See accompanying Notes to Consolidated Financial Statements

GIGOPTIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2009	9,289,682	$9	$82,814	$(68,993)	$168		$13,998
Stock-based compensation	-	-	1,433	-	-		1,433
Issuance of common stock in connection with exercise of options	148,082	-	143	-	-		143
Issuance of common stock for cash	2,760,000	3	3,918	-	-		3,921
Issuance of common stock for services	12,500	-	40	-	-		40
Issuance of common stock warrants	-	-	205	-	-		205
Comprehensive loss:
Foreign currency translation adjustment	-	-	-	-	10	10	10
Net loss	-	-	-	(4,360)	-	(4,360)	(4,360)
Total comprehensive loss						$(4,350)
Balance at December 31, 2010	12,210,264	$12	$88,553	$(73,353)	$178		$15,390
Stock-based compensation	-	-	2,922	-	-		2,922
Issuance of common stock in connection with exercise of options	91,140	-	172	-	-		172
Issuance of common stock in connection with exercise of warrants	115,807	-	479	-	-		479
Issuance of common stock warrants	-	-	1,064				1,064
Issuance of common stock in connection with the Endwave acquisition, net of withholdings	9,128,502	10	24,191	-	-		24,201
Expenses paid as a capital contribution	-	-	981	-	-		981
Comprehensive loss:
Foreign currency translation adjustment, net of tax	-	-	-	-	100	100	100
Change in pension liability in connection with actuarial gain, net of tax	-	-	-		145	145	145
Net loss	-	-	-	(14,140)	-	(14,140)	(14,140)
Total comprehensive loss						$(13,895)
Balance at December 31, 2011	21,545,713	$22	$118,362	$(87,493)	$423		$31,314

See accompanying Notes to Consolidated Financial Statements

GIGOPTIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(14,140)	$(4,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,448	2,442
Stock-based compensation	2,922	1,473
Amortization and change in fair value of warrants	-	492
Non-cash litigation settlement	1,064	-
Write-down of fixed assets	373	121
Non-cash restructuring expense	981	-
Prepaid escrow compensation	-	600
Provision for bad debt	186	9
Amortization of investments	39	-
Loss on sale of assets	-	64
Amortization of discount on loan	-	152
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	(90)	(1,608)
Inventories	632	(125)
Prepaid and other current assets	274	51
Other assets	418	(14)
Accounts payable	(400)	(1,446)
Accrued restructuring	(71)	-
Accrued compensation	(314)	-
Accrued and other liabilities	(179)	(1,161)
Other non-current liabilities	-	(475)
Net cash used in operating activities	(4,857)	(3,785)
Cash flows from investing activities:
Proceeds from sale and maturity of investments	9,505	-
Purchases of property and equipment	(2,473)	(1,157)
Net cash received in the acquisition of Endwave	8,825	-
Change in restricted cash	103	250
Net cash provided by (used in) investing activities	15,960	(907)
Cash flows from financing activities:
Proceeds from issuance of stock and warrants	651	4,064
Proceeds from line of credit	9,654	3,000
Proceeds from short-term loan	-	400
Repayment of line of credit	(9,653)	(1,477)
Repayment of short-term loan	(227)	(173)
Repayment of capital lease	(285)	(231)
Net cash provided by financing activities	140	5,583
Effect of exchange rates on cash and cash equivalents	43	28
Net increase in cash and cash equivalents	11,286	919
Cash and cash equivalents at beginning of period	4,502	3,583
Cash and cash equivalents at end of period	$15,788	$4,502
Supplemental disclosure of cash flow information
Interest paid	$340	$442
Income tax paid	$-	$-
Property, plant and equipment acquired under capital lease	$277	$1,653

Non-cash Financing Activities:
GigOptix issued a total of 9,128,502 shares of its common stock in connection with the acquisition of Endwave Corporation.

See accompanying Notes to Consolidated Financial Statements

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

Organization

GigOptix is a leading supplier of high performance semiconductor and electro-optical component products that enable high-speed end to end data streaming over optical fiber and wireless telecommunications and data-communications networks globally. Our products convert signals between electrical and optical formats for transmitting and receiving data over fiber optic networks and between electrical and high speed radio frequencies to enable the transmit and receiving of data over wireless networks.

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

On June 17, 2011, GigOptix completed its acquisition of Endwave Corporation (“Endwave”) pursuant to the terms of the Agreement and Plan of Merger, dated as of February 4, 2011 (the “Merger Agreement”) and Endwave became a wholly owned subsidiary of GigOptix at that time. Pursuant to the terms of the Merger Agreement, upon the consummation of the Merger, each outstanding share of Endwave common stock converted into the right to receive approximately 0.908 shares of GigOptix common stock.  GigOptix issued a total of 9,128,502 shares of its common stock in the Merger, it represented approximately 42.45% of GigOptix’ outstanding common stock. The foregoing amounts take into account reductions in the number of shares issued to employees and directors of Endwave for any applicable withholding requirements for federal, state and other taxes.   More specifically, 9,060,740 shares of GigOptix common stock were issued to the holders of Endwave common stock, 46,081 shares of GigOptix common stock were issued to holders of Endwave restricted stock units, and 21,681 shares of GigOptix common stock were issued to the holders of options to purchase Endwave common stock with an exercise price less than $2.08, the Endwave closing price as reported on the Nasdaq Global Market on June 16, 2011 (the trading day immediately prior to the effective time of the Merger (the “Effective Date”)).  The total expenses in connection with the Endwave transaction, which were approximately $2.0 million, were comprised of legal, accounting and banking fees.

Reclassifications

Certain prior-year amounts in the consolidated financial statements and the notes thereto have been reclassified where necessary to conform to the current presentation. These reclassifications did not affect the prior period stockholders’ equity (deficit), net loss or net cash used in operating activities.

Basis of Presentation

The Company’s fiscal year ends on December 31.  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.  Endwave’s results of operations and cash flows for the period from June 18, 2011 through December 31, 2011 are included in the consolidated statement of operations for the year ended December 31, 2011 and the consolidated statement of cash flows for the year ended December 31, 2011.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“US GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to allowances for doubtful accounts, inventory write-downs, valuation of long-lived assets, including property and equipment and identified intangible assets and goodwill, valuation of deferred taxes and contingencies. In addition, we use assumptions when employing the Black-Scholes option valuation model to calculate the fair value of stock options granted; and assumptions when employing the Monte Carlo simulation to estimate the carrying value of our warrant liability. We base our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, when these carrying values are not readily available from other sources. Actual results could differ from these estimates.

Certain Significant Risks and Uncertainties

We operate in a dynamic industry and, accordingly, our business can be affected by a variety of factors. For example, changes in any of the following areas could have a negative effect on us in terms of our future financial position, results of operations or cash flows: a downturn in the overall semiconductor industry or communications semiconductor market; regulatory changes; fundamental changes in the technology underlying telecommunications products or incorporated in customers’ products; market acceptance of our products under development; litigation or other claims against us; litigation or other claims made by us; the hiring, training and retention of key employees; integration of businesses acquired by us; successful and timely completion of product development efforts; and new product introductions by competitors.

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and common stock warrants. We regularly review our investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include: the length of time and extent to which fair value has been lower than the cost basis; the financial condition, credit quality and near-term prospects of the investee; and whether it is more likely than not that we will be required to sell the security prior to any anticipated recovery in fair value. When there is no readily available market data, fair value estimates may be made by us, which may not necessarily represent the amounts that could be realized in a current or future sale of these assets.

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

Revenue generated from product development projects, research and development cost reimbursement contracts and cost plus fixed fee type contracts are generally recorded using the percentage of completion method measured on a cost-incurred basis. Changes in contract performance, contract conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined. Profit incentives are included in revenue when realization is assured. Losses, if any, are recognized in full as soon as identified. Losses occur when the estimated direct and indirect costs to complete the contract exceed the unrecognized revenue on the contract. We evaluate the reserve for contract losses on a contract-by-contract basis. No losses have been incurred on any contracts to date.

Contract Estimates

We estimate contract costs based on the experience of our technical team, the experience we have obtained in internal research efforts, and our performance on previous contracts. We believe this allows us to reasonably estimate the tasks required and the contract costs; however, there are uncertainties in estimating these costs, such as the ability to identify precisely the underlying technical issues hindering development of the technology; the ability to predict all the technical factors that may affect successful completion of the proposed tasks; and the ability to retain researchers having enough experience to complete the proposed tasks in a timely manner. Should actual costs differ materially from our estimates, we may have to adjust the timing and amount of revenue it recognizes. To date, we have mitigated the risk of failing to perform under these contracts by negotiating best efforts provisions, which do not obligate us to complete contract deliverables.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained at various financial institutions.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and accounts receivable. We maintain cash with various financial institutions that management believes to be of high credit quality. At any time, amounts held at any single financial institution may exceed federally insured limits. We believe that the concentration of credit risk in our accounts receivable is substantially mitigated by our credit evaluation process, relatively short collection terms and the high level of credit worthiness of our customers. We perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed necessary but generally we require no collateral.

As of December 31, 2011, two customers accounted for 23% and 10% of total accounts receivable.  As of December 31, 2010, two customers accounted for 25% and 17% of total accounts receivable.  For the year ended December 31, 2011, one customer accounted for 11% of total revenue.  For the year ended December 31, 2010, two customers accounted for 13% and 11% of total revenue.

Inventories

Inventories are stated at the lower of cost or market value. Cost includes labor, material and overhead costs, including product and process technology costs. Determining fair market value of inventories involves numerous judgments, including projecting average selling prices and sales volumes for future periods and costs to complete products in work in process inventories. As a result of this analysis, when fair market values are below costs, we record a charge to cost of revenue in advance of when the inventory is scrapped or sold.

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We evaluate our ending inventories for excess quantities and obsolescence on a quarterly basis. This evaluation includes analysis of historical and forecasted sales levels by product against inventories on-hand. Inventories on-hand in excess of forecasted demand is reviewed by management to determine if a write-down is required. In addition, we write-off inventories that are considered obsolete. Obsolescence is determined from several factors, including competitiveness of product offerings, market conditions and product life cycles when determining obsolescence. Excess and obsolete inventories are charged to cost of revenue and a new, lower-cost basis for that inventory is established.

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

Long-lived Assets

Long-lived assets include equipment, furniture and fixtures, leasehold improvements, semiconductor masks used in production and intangible assets. When events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable, we test for recoverability by comparing the estimate of undiscounted cash flows to be generated by the assets against the assets’ carrying amount. If the carrying value exceeds the estimated future cash flows, the assets are considered to be impaired. The amount of impairment equals the difference between the carrying amount of the assets and their fair value. Factors we consider important that could trigger an impairment review include continued operating losses, significant negative industry trends, significant underutilization of the assets and significant changes in how we plan to use the assets.

During the fourth quarter of 2011, the Company recorded an impairment of a long-lived asset which was recorded in cost of goods sold.

Intangible assets are amortized on a straight-line basis over their estimated economic lives of three to seven years for existing technology, acquired in business combinations;  five to sixteen years for patents, based on the term of the patent or the estimated useful life, whichever is shorter;  one year for order backlog, acquired in business combinations;  ten years for trade name, acquired in business combinations; and three to eight years for customer relationships, acquired in business combinations.

Goodwill

Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net purchased tangible and intangible assets acquired and is carried at cost. Goodwill is not amortized, but is reviewed annually for impairment. We perform our annual goodwill impairment analysis in the fourth quarter of each year or more frequently if we believe indicators of impairment exist. Factors that we consider important which could trigger an impairment review include the following:

—	significant underperformance relative to historical or projected future operating results;

—	significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition;

—	significant negative industry or economic trends; and

—	significant decline in the Company’s market capitalization.

The performance of the test involves a two-step process. The first step requires a comparison of the fair value of the reporting unit to its net book value, including goodwill. The fair value of the reporting unit is determined based on the present value of estimated future cash flows of the reporting unit. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair values of the reporting unit’s net assets, other than goodwill, and the fair value of the reporting unit, and, if the difference is less than the net book value of goodwill, an impairment charge is recorded. In the event that we determine that the value of goodwill has become impaired, we will record a charge for the amount of impairment during the fiscal quarter in which the determination is made.  We operate in one reporting unit.  The Company conducted its 2011 annual goodwill impairment analysis in the fourth quarter of 2011 and no goodwill impairment was indicated.

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Cash

Restricted cash consists of $150,000 in satisfaction of the letter of credit provisions of the Company’s Bothell, Washington facility lease which has a remaining lease term of approximately 2 years, $55,000 held in an escrow account related to our facility lease in Zurich, Switzerland, for which it is management’s expectation to continue to renew this lease beyond the current year and $50,000 with Silicon Valley Bank to secure our credit card.   Restricted cash is held in interest-bearing cash accounts and is classified as long term.

Pension Liabilities

The Company maintains a defined benefit pension plan covering minimum requirements according to Swiss law for our Zurich, Switzerland employees. We recognize the funded status of our defined benefit pension plan on our balance sheets and changes in the funded status are reflected in accumulated other comprehensive income.

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

Foreign Currency

The financial position and results of operations of our foreign subsidiaries are measured using the local currency as their functional currency. Accordingly, all assets and liabilities for these subsidiaries are translated into U.S. dollars at the current exchange rates as of the respective balance sheet date. Revenue and expense items are translated at the average exchange rates prevailing during the period. Cumulative gains and losses from the translation of these subsidiaries’ financial statements are reported as a separate component of “Accumulated other comprehensive income”. We record foreign currency transaction gains and losses, realized and unrealized, in other income (expense), net in the consolidated statements of operations. We recorded approximately $39,000 of net transaction loss in 2011 and $33,000 of net transaction gains in 2010.

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

Research and Development Expense

Research and development expenses are expensed as incurred. Research and development costs consist primarily of semiconductor mask expenses, consulting and outside services, non-capitalized tools and equipment, equipment depreciation and employee compensation, which consists of salaries, benefits and stock-based compensation.

Advertising Expense

Advertising costs are expensed as incurred. Advertising expenses, which are recorded in selling, general and administrative expenses, were approximately $20,000 and $32,000 for the years ended December 31, 2011 and 2010, respectively.

Stock-Based Compensation

Stock-based compensation expense is measured at grant date, based on the estimated fair value of the awards ultimately expected to vest and is recognized as an expense, on a straight-line basis, over the requisite service period. We use the Black-Scholes valuation model to measure the fair value of our stock-based awards utilizing various assumptions with respect to expected holding period, risk-free interest rates, stock price volatility and dividend yield.

Managment estimates expected forfeitures and it records the stock compensation expense only for those equity awards expected to vest. When estimating forfeitures, we consider voluntary termination behavior as well as an analysis of actual option forfeitures. Forfeitures are required to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures or vesting differ from those estimates. Such revisions could have a material effect on our operating results. The assumptions we use in the valuation model are based on subjective future expectations combined with management judgment. If any of the assumptions used in the Black-Scholes model changes significantly, stock-based compensation for future awards may differ materially compared to the awards granted previously.

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

From time to time the Company issues stock option grants to directors and employees that have a market condition. In such cases stock options will vest only if the average price of our stock is at or exceeds a certain price threshold during a specific, previously defined period of time. To the extent that the market condition is not met, the options do not vest and are cancelled. For options with market condition, we cannot use the Black-Scholes model; we must use another model. We engage a third party valuation firm to support management’s valuation of these options using Monte Carlo simulation techniques that incorporate assumptions as provided by management for the expected holding period, risk-free interest rate, stock price volatility and dividend yield. Compensation expense is recognized over the vesting period. Certain stock options granted on March 17, 2010 were classified as option grants having a market condition.

The Company also issues stock options which have company specific financial performance criteria. In this case, we make a determination regarding the probability of the performance criteria being achieved and use a Black-Scholes model to value the options incorporating assumptions as provided by management for the expected holding period, risk-free interest rate, stock price volatility and dividend yield. Compensation expense is recognized if it is probable that the performance criteria will be met. Certain stock options granted on October 27, 2010 were classified as option grants having a performance condition.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of two components: net loss and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under U.S. GAAP are recorded as an element of stockholders’ equity, but are excluded from net loss. Statements of comprehensive income for the years ended December 31, 2011 and 2010 have been included within the consolidated statements of stockholders’ equity. Accumulated other comprehensive income in the accompanying consolidated balance sheets includes foreign currency translation adjustments arising from the consolidation of our foreign subsidiaries and our pension liabilities. Comprehensive income (loss) is presented net of income tax and their tax impact is immaterial.

The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	December 31,
	2011	2010
Accumulated comprehensive income:
Foreign currency translation adjustment, net of tax	$278	$178
Change in pension liability in connection with actuarial gain, net of tax	145	-
Total	$423	$178

Warrants

Warrants issued as equity awards are recorded based on the estimated fair value the awards at the grant date.  We use the Black-Scholes valuation model to measure the fair value of our equity warrant awards utilizing various assumptions with respect to expected holding period, risk-free interest rates, stock price volatility and dividend yield.

Warrants with certain features, including down-round protection, are recorded as liability awards.  These warrants are valued using a Monte Carlo simulation which requires various assumptions with respect to expected holding period, risk-free interest rates, stock price volatility and dividend yield.  The warrants are recorded as a liability each reporting period, and the change in the fair value of the liability is recorded as other income/expense until the warrant is exercised or cancelled.

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

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued a new accounting standard update, which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. The Company will adopt this standard in the first quarter of 2012 and is currently evaluating its impact on the Company’s financial statements and disclosures.

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

NOTE 2—FAIR VALUE MEASUREMENTS

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and December 31, 2010 (in thousands):

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2011:
Assets:
Cash equivalents:
Money market funds	$9,199	$9,199	$-	$-
Short-term investments:
United States government agencies	400	-	400	-
	$9,599	$9,199	$400	$-
Current liabilities:
Liability warrants	$21	$-	$-	$21

December 31, 2010:
Current liabilities:
Liability warrants	$522	$-	$-	$522

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

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2011 and December 31, 2010, the Company did not have any significant transfers of investments between Level 1 and Level 2.

The amounts reported as cash equivalents, accounts receivable, accounts payable, compensation and other current liabilities approximate fair value due to their short-term maturities. The fair value for the Company’s investments in marketable debt securities is estimated based on quoted market prices. The carrying value of the Company’s capital lease obligations approximates fair value and is based upon borrowing rates currently available to the Company for capital leases with similar terms.

Liability Warrants

In connection with the November 2009 loan and security agreement with Bridge Bank and the January 2010 secured line of credit facility with Agility Capital (see Note 7), the Company issued warrants to both Bridge Bank and Agility Capital. Certain provisions in the warrant agreements provided for down-round protection if the Company raised equity capital at a per share price which was less than the per share price of the warrants. Such down-round protection also requires the Company to classify the value of the warrants as a liability on the issuance date and then record changes in the fair value through the statement of operations for each reporting period until the warrants are either exercised or cancelled. The fair value of the liability is recalculated and adjusted each quarter with the differences being charged to income. The fair value of these warrants was determined using a Monte Carlo simulation, which requires the use of significant unobservable inputs.  As a result, these warrants are classified as Level 3 financial instruments. On July 7, 2010 the Company raised additional equity through an offering of 2,760,000 shares at $1.75 per share, thus triggering the down-round protection and adjusting the number of warrants in each warrant agreement.

The change in the fair value of level 3 liabilities is as follows (in thousands):

Fair value at December 31, 2010	$522
Exercise of warrants	(480)
Change in fair value	(21)
Fair value at December 31, 2011	$21

NOTE 3—BALANCE SHEET COMPONENTS

Accounts receivable, net, consisted of the following, as of (in thousands):

	December 31,
	2011	2010
Billed accounts receivable	$5,503	$4,572
Unbilled accounts receivable	479	965
Allowance for doubtful accounts	(357)	(171)
	$5,625	$5,366

Investments consisted of the following, as of (in thousands):

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

United States Government agency debt	400	-	-	400
	$400	$-	$-	$400

At December 31, 2011, the Company had $400,000 of short-term investments with maturities of less than one year and no long-term investments.  At December 31, 2010, the Company did not have any short-term or long-term investments.

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2011, the Company did not have any unrealized gains or losses in these investments.  The investments mature during 2012. The Company believes that it has the ability to hold these investments until the maturity date.  Realized gains and losses were insignificant for years ended December 31, 2011 and 2010.

The Company periodically reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, credit quality and the Company’s ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.  If the Company believes the carrying value of an investment is in excess of its fair value, and this difference is other-than-temporary, the Company will write down the investment to reduce its carrying value to fair value through a charge to the consolidated statement of operations. See additional discussion in Note 2, Fair Value.

Inventories consisted of the following, as of (in thousands):

	December 31,
	2011	2010
Raw materials	$1,334	$609
Work in process	237	250
Finished goods	649	750
	$2,220	$1,609

Property and equipment, net consisted of the following, as of (in thousands, except depreciable life):

	Life	December 31,
	(In years)	2011	2010
Network and laboratory equipment	3 – 5	$8,839	$6,286
Computer software and equipment	2 – 3	3,125	3,006
Furniture and fixtures	3 –10	169	159
Office equipment	3 – 5	106	107
Leasehold improvements	1 – 5	179	132
Construction-in-progress	—	389	77
		12,807	9,767
Accumulated depreciation and amortization		(8,319)	(6,050)
Property and equipment, net		$4,488	$3,717

Depreciation and amortization expense related to property and equipment was $2.3 million and $1.6 million for the years ended December 31, 2011 and 2010, respectively.

Accrued and other current liabilities consisted of the following, as of (in thousands):

	December 31,
	2011	2010
Amounts billed to the U.S. government in excess of approved rates	$1,154	$1,154
Deferrred revenue	31	568
Customer deposit	523	522
Restructuring liabilities, current portion	458	62
Capital lease obligation, current	436	239
Warrants liability	21	522
Other accrued liabilities	2,322	1,051
	$4,945	$4,118

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—NET LOSS PER SHARE

The following table sets forth the calculation of basic and diluted net loss per common share (in thousands, except per share amounts):

	Years ended December 31,
	2011	2010
Net loss	$(14,140)	$(4,360)
Shares used in computation:
Weighted average shares outstanding - basic and diluted	17,279	10,689
Net loss per share - basic and diluted	$(0.82)	$(0.41)

The following table summarizes total securities outstanding which were not included in the calculation of diluted net loss per share because to do so would have been anti-dilutive:

	December 31,
	2011	2010
Stock options	8,495,725	6,024,201
Common stock warrants	1,948,095	2,167,703
Total	10,443,820	8,191,904

NOTE 5—BUSINESS COMBINATIONS

Acquisition of Endwave Corporation

On June 17, 2011, the Company completed its acquisition of Endwave Corporation (the “Merger”).  With the acquisition of Endwave, GigOptix obtained $18.8 million of cash and short-term investments, and a pipeline of new products that are currently in development.  Pursuant to the Merger Agreement the Merger Sub merged with and into Endwave, the separate corporate existence of Merger Sub ceased and Endwave became the surviving corporation and a wholly owned subsidiary of GigOptix.

Upon the consummation of the Merger, each outstanding share of Endwave common stock converted into the right to receive approximately 0.908 shares of GigOptix common stock. 9,106,821 shares of GigOptix common stock were issued to the holders of Endwave common stock and restricted stock units, and 21,681 shares of GigOptix common stock were issued to the holders of options to purchase Endwave common stock with an exercise price less than $2.08, the Endwave closing price as reported on the Nasdaq Global Market on June 16, 2011 (the trading day immediately prior to the effective time of the Merger (the “Effective Date”)).  GigOptix issued 9,128,502 shares of its common stock in the Merger, it represented approximately 42.45% of GigOptix’ outstanding common stock. The foregoing amounts take into account reductions in the number of shares issued to employees and directors of Endwave for any applicable withholding requirements for federal, state and other taxes. Endwave stockholders will receive cash for any fractional share of GigOptix common stock that they would otherwise receive in the Merger.

The transaction was accounted for under the purchase method of accounting and, accordingly, the results of operations are included in the accompanying consolidated statement of operations subsequent to June 17, 2011.

The net tangible assets acquired and liabilities assumed in the acquisition were recorded at fair value.  The Company determined the valuation of the identifiable intangible assets using future revenue assumptions and through established valuation techniques.

The fair values of identifiable intangible assets related to customer relationships, order backlog, existing technology and trade name were determined under the income approach.  The customer relationships were valued using the excess earnings and cost savings methods under the income approach.  The order backlog was valued using the excess earnings method under the income approach.  The existing technology and trade name were valued using the relief from royalty method under the income approach.  The fair value of the intangibles is management’s best estimate.

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

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Pro forma financial information (unaudited)

The following table presents the unaudited pro forma financial information for the combined entity of GigOptix and Endwave, as if the acquisition had occurred at the beginning of fiscal 2010 after giving effect to certain purchase accounting adjustments (in thousands, except per share amounts):

	Years ended December 31,
	2011	2010
Net revenue	$34,682	$43,592
Net loss	$(24,720)	$(12,452)
Net loss per share - basic and diluted	$(1.43)	(0.71)

The proforma net loss and net loss per share for the year ended December 31, 2011 include nonrecurring amounts of $3.7 million for restructuring and $2.0 million for merger-related expenses.

NOTE 6—INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of the following (in thousands):

	December 31, 2011			December 31, 2010
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$3,277	$(852)	$2,425	$2,558	$(478)	$2,080
Existing technology	3,783	(1,657)	2,126	2,328	(1,356)	972
Order backlog	732	(732)	-	459	(459)	-
Patents	457	(239)	218	457	(158)	299
Trade name	659	(147)	512	577	(67)	510
Total	$8,908	$(3,627)	$5,281	$6,379	$(2,518)	$3,861

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amounts shown above include items that GigOptix acquired in its purchase of Endwave in June 2011.  The newly acquired intangibles are comprised of the following (in thousands):

	Amount	Life, in Years
Customer relationships	$720	6
Existing technology	1,455	6
Order backlog	273	0.3
Trade name	83	2
Total	$2,531

During the year ended December 31, 2011, amortization expense of intangible assets included in cost of revenue and selling, general and administrative expenses was approximately $0.6 million and $0.5 million, respectively. During the year ended December 31, 2010, amortization expense of intangible assets included in cost of revenue and selling, general and administrative expenses was approximately $0.4 million and $0.5 million, respectively.

Estimated future amortization expense related to intangible assets as of December 31, 2011 is as follows (in thousands):

Years ending December 31,
2012	$1,011
2013	984
2014	893
2015	893
2016	869
Thereafter	632
Total	$5,281

We perform a review of the carrying value of our intangible assets, if circumstances warrant. In our review, we compare the gross, undiscounted cash flows expected to be generated by the underlying assets against the carrying value of those assets. To the extent such cash flows do not exceed the carrying value of the underlying asset; we will record an impairment charge.  During the fourth quarter of 2011, the Company performed an impairment analysis and did not find any indicators of impairment for its intangibles.

In connection with the acquisition of ChipX on November 9, 2009, we recorded goodwill of $7.3 million, which was the balance at December 31, 2009. In connection with the acquisition of Endwave on June 17, 2011, we recorded goodwill of $2.5 million, which was the balance at December 31, 2011. The acquisition of ChipX and Endwave provided us access to new customers and markets, broadens our portfolio of products, technology and customers, and also will enable us to integrate and leverage its technology into new products and solutions for the optical interconnect market. These factors primarily contributed to a purchase price that resulted in goodwill, which is not deductible for tax purposes. During fiscal 2010 we recorded an additional $0.1 million of goodwill which resulted from an increase in recognized accrued liabilities assumed.

NOTE 7—LINE OF CREDIT

On December 9, 2011, the Company entered into an amended and restated loan and security agreement with Silicon Valley Bank. Pursuant to the amended and restated loan and security agreement, the Company is entitled to borrow from Silicon Valley Bank up to $6.0 million, based on 80% of eligible accounts receivable subject to limits based on the Company’s eligible accounts as determined by Silicon Valley Bank. Interest on extensions of credit is equal to the prime rate of Wall Street Journal (“WSJ”) Prime, plus 0.75%, with a minimum interest rate of 4.00%. The maturity of this loan is 24 months from the execution of definitive bank documents.

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amended and restated loan and security agreement with Silicon Valley Bank is secured by all of our assets, including all accounts, equipment, inventory, receivables, and general intangibles. The amended and restated loan and security agreement contains certain restrictive covenants that will impose significant operating and financial restrictions on our operations, including, but not limited to restrictions that limit our ability to:

—
Sell, lease, or otherwise transfer, or permit any of our subsidiaries to sell, lease or otherwise transfer, all or any part of our business or property, except in the ordinary course of business or in connection with certain indebtedness or investments permitted under the amended and restated loan agreement;

—
Merge or consolidate, or permit any of our subsidiaries to merge or consolidate, with or into any other business organization, or acquire, or permit any of our subsidiaries to acquire, all or substantially all of the capital stock or property of another person;

—	Create, incur, assume or be liable for any indebtedness, other than certain indebtedness permitted under the amended and restated loan and security agreement;

—	Pay any dividends or make any distribution or payment on, or redeem, retire, or repurchase, any capital stock.; and

—	Make any investment, other than certain investments permitted under the amended and restated loan and security agreement.

On April 23, 2010 the Company entered into a previous loan and security agreement with Silicon Valley Bank.  Pursuant to the April 23, 2010 loan and security agreement, the Company had been entitled to borrow from Silicon Valley Bank up to $3.0 million, based on net eligible accounts receivable after an 80% advance rate and subject to limits based on our eligible accounts as determined by Silicon Valley Bank (the “Original Revolving Loan”).

Pursuant to the April 23, 2010 loan and security agreement, Silicon Valley Bank had also made available a term loan in an amount up to $400,000, subject to the satisfaction of terms and conditions of the loan and security agreement, which could be drawn down one time for the purpose of refinancing our outstanding obligations to Agility Capital. The term loan was repayable in eighteen equal monthly installments and interest is fixed at a rate per annum of 9.0%. We used the proceeds of the term loan to pay off our loan and terminate our loan agreement with Agility Capital. This term loan was paid off on October 3, 2011.

In connection with the previous loan and security agreement with Silicon Valley Bank for the Original Revolving Loan, the Company granted (i) a warrant to purchase 125,000 shares of our common stock at an exercise price equal to $4.00 per share (the “Warrant”), and (ii) a warrant to purchase a second tranche of up to 100,000 shares of our common stock which shall vest 15,000 shares per month incrementally beginning September 1, 2010 (although the last monthly incremental vesting amount shall be 10,000 shares) at an exercise price equal to the closing market price on each date of vesting (the “Second Tranche Warrant”). In the event that either we close an equity investment of at least $4.0 million or we have been EBITDA positive for the preceding three months, then vesting shall cease, and all unvested shares under the Second Tranche Warrant shall lapse. In July 2010, we satisfied the requirements of a closing of an equity investment of at least $4.0 million and the Second Tranche Warrant expired. The Warrant includes anti-dilution provisions and “piggy-back” registration rights permitting registration in a future public offering by us. The shares underlying the Warrant were registered on a Registration Statement on Form S-1 that was declared effective by the Securities and Exchange Commission on July 2, 2010.  The Warrant may either be (i) converted, on a cashless, net settlement basis, based on the fair market value as determined pursuant to the terms of the Warrant, or (ii) exercised by delivering a duly executed notice of exercise.  The registration rights have been satisfied and the shares underlying the Warrant were registered on a Form S-1.  The Warrant has a term of seven years; the fair value of the Warrant has been determined using a Black-Scholes option pricing model. The full fair value of the warrant has been classified as a non-current asset and as equity on the balance sheet and is being amortized over two years. We have recorded stock-based expense of $0.1 million during fiscal 2010 related to these warrants. The balance of the asset is $50,000 as of December 31, 2011.

In November 2009, we entered into a loan and security agreement with Bridge Bank (“Credit Agreement”) under which we could borrow up to $4.0 million, based on net eligible accounts receivable. Borrowings under the line of credit bore interest at the bank’s prime rate plus 2.50%, provided that in no event would the prime rate be less than 4.0%. Borrowings under the line were collateralized by a security interest in all of our assets. On April 28, 2010, we paid Bridge Bank approximately $1.6 million to fully repay our liabilities covering principal, accrued interest and various fees related to our line of credit, at which time the Credit Agreement was canceled.

On January 29, 2010, we entered into a loan agreement for a secured line of credit facility (“Secured Credit Facility”) with Agility Capital, LLC (“Agility Capital”) to pay for transaction expenses incurred by us in our acquisition of ChipX. The Secured Credit Facility provided that we may borrow one advance of up to $500,000 and had a maturity date of December 1, 2010. Borrowings incurred interest at 14.0% per annum. Beginning March 1, 2010, and on the first day of each month thereafter, $50,000 plus accrued but unpaid interest was to be paid to Agility Capital, and all amounts outstanding on December 1, 2010 were due and payable at that time. In the event of a default, the interest rate will be increased to 5.0% above the rate that would otherwise apply, and in addition, Agility would receive a fee of $5,000, with an additional fee of $5,000 on each thirtieth day thereafter for so long as the event of default continues. Under the terms of the Secured Credit Facility, we paid Agility Capital a $20,000 fee. On April 28, 2010, we paid Agility Capital $400,000 to fully repay our liabilities covering principal and accrued interest related to our short-term loan, and the Secured Credit Facility was canceled.

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the Credit Agreement and the Secured Credit Facility, we issued warrants to both Bridge Bank and Agility Capital.  Certain provisions in the warrant agreements provided for “down round” protection if we raised equity capital at a per share price which was less than the per share price of the warrants.  Such down round protection also requires us to classify the value of the warrants as a liability on the fair value date and then record changes in the fair value through the statement of operations for each reporting period until the warrants are either exercised or cancelled.  The fair value of the liability is recalculated and adjusted each quarter with the differences being charged to income.  The fair value of these warrants was determined using a binomial model which requires the use of significant unobservable inputs to generate the fair value.  As a result, these warrants would be classified as level 3 financial instruments.  On July 7, 2010 we raised additional equity through an offering of 2,760,000 shares at $1.75 per share, thus triggering the down round protection and adjusting the number of warrants in each warrant agreement.

On February 25, 2011, Agility Capital net share exercised both of the warrants issued to it. On March 23, 2011 Bridge Bank net share exercised 114,286 warrants granted to it on November 12, 2009.

The following table summarizes the warrants subject to liability accounting:

								Twelve Months Ended December 31, 2011
Holder	Original Warrants	Adjusted Warrants	Grant Date	Expiration Date	Price per Share	Fair Value December 31, 2011	Fair Value December 31, 2010	Exercise of Warrants	Change in Fair Value	Related Agreement
Bridge Bank	59,773	114,286	11/12/2009	11/12/2016	$1.75	$-	$240,000	$(240,000)		Credit Agreement
Bridge Bank	20,000	22,671	4/7/2010	7/7/2017	3.32	21,058	42,000		(20,942)	Credit Agreement
Agility Capital	71,429	85,714	1/29/2010	1/29/2017	1.75	-	180,000	(180,000)		Secured Credit Facility
Agility Capital	25,000	28,571	4/5/2010	4/5/2017	1.75	-	60,000	(60,000)		Secured Credit Facility
Total	176,202	251,242				$21,058	$522,000	$(480,000)	$(20,942)

NOTE 8—BENEFIT PLANS

In connection with the acquisition of Helix, we assumed a pension plan covering minimum requirements according to Swiss law. We have set up the occupational benefits by means of an affiliation to a collective foundation, the Swisscanto Collective Foundation.

Funding Policy

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

	Years ended December 31,
	2011	2010
Change in projected benefit obligation:
Beginning benefit obligation	$731	$614
Service cost	45	30
Interest cost	16	19
Plan participants contributions	27	27
Foreign exchange adjustments	19	69
Actuarial gain	(118)	(24)
Benefits paid	-	(4)
Transfer Out	(270)	-
Ending benefit obligation	$450	$731

Change in plan assets:
Beginning fair value of plan assets	$520	$428
Employer contributions	27	27
Plan participants' contributions	27	27
Foreign exchange adjustments	9	49
Expected return on plan assets	72	(7)
Benefits paid	-	(4)
Transfer Out	(270)	-
Ending fair value of plan assets	$385	$520
Benefits paid	$-	$(4)

The following table summarizes the funding status as of December 31, 2011 (in thousands):

	December 31, 2011	December 31, 2010
Projected benefit obligation	$(450)	$(731)
Fair value of plan assets	385	520
Funded status of the plan at the end of the year, recorded as a long-term liability	$(65)	$(211)

The total net periodic pension cost for the year ending December 31, 2012 is expected to be approximately $61,000.

The amount that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2012 is $7,300. The following are the components of estimated net periodic benefit cost in 2012:

2012
Service cost (net)	$24,176
Interest cost	11,254
Expected return on plan assets	(8,274)
Amortization:
Actuarial (gain)/loss	(7,334)
Net periodic benefit cost	$19,822

Assumptions

Weighted average assumptions used to determine benefit obligations as of December 31, 2011 for the plan were a discount rate of 2.50%, a rate of compensation increase of 1.50%, and an expected return on assets of 2.50%.  The GigOptix-Helix Plan is reinsured with the Helvetia Swiss Life Insurance Company via the Swisscanto Collective Foundation.  The expected return on assets is derived as follows: Swiss pension law requires that the insurance company pay an interest rate of at least 1.5% per annum on old-age savings accounts.  In addition to the mandatory rate, we expect 1.0% of surplus sharing from the insurance company.

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Weighted average assumptions used to determine costs for the plan as of December 31, 2010 were a discount rate of 3.25%, rate of compensation increase of 1.50%, and expected return on assets of 3.00%.

Net Periodic Benefit Cost

The net periodic benefit cost for the plan included the following components (in thousands):

	Year Ended December 31, 2011	Year Ended December 31, 2010
Service cost	$45	$30
Interest cost	16	$19
Net periodic benefit cost	$61	$49

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

Contributions

The Company anticipates contributions to the plan of approximately $24,000 in the year ending December 31, 2012. Actual contributions may differ from expected contributions due to various factors, including performance of plan assets, interest rates and potential legislative changes. The Company is not able to estimate expected contributions beyond fiscal year 2012.

Estimated Future Benefit Payments

The Company does not expect benefit payments through 2018.

Israel Severance Plan liability

Under Israeli law, we are required to make severance payments to our retired or dismissed Israeli employees and Israeli employees leaving our employment in certain other circumstances. Our severance pay liability to our Israeli employees is calculated based on the salary of each employee multiplied by the number of years of such employee’s employment and is presented in our balance sheet in long-term liabilities, as if it was payable at each balance sheet date on an undiscounted basis. This liability is partially funded by the purchase of insurance policies in the name of the employees. The surrender value of the insurance policies of $9,500 is presented in long-term assets. Severance pay expense for the year ended December 31, 2011 was $264,000.  At December 31, 2011, accrued severance liability and severance assets were $12,000 and $9,000, respectively.

GigOptix 401(k) Plan

We have a 401(k) retirement plan which was adopted by GigOptix, LLC as of January 4, 2008.  In December 2011, the GigOptix 401k plan merged into the Endwave 401k plan.  This plan is intended to be a qualified retirement plan under the Internal Revenue Code.  It is a defined contribution as opposed to a defined benefit plan.  We have not made matching contributions to employees’ accounts during fiscal 2011 or 2010 and do not plan on making any matching contributions during fiscal 2012.

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9—STOCKHOLDERS’ EQUITY

Common and Preferred Stock

In December 2008, our stockholders approved an amendment to the Certificate of Incorporation to authorize 50,000,000 shares of common stock of par value $0.001. In addition, we are authorized to issue 1,000,000 shares of preferred stock of $0.001 par value of which 300,000 shares have been designated Series A Junior Preferred Stock with powers, preferences and rights as set forth in our certificate of designation dated December 16, 2011; the remainder of the shares of preferred stock are undesignated, for which the Board of Directors is authorized to fix the designation, powers, preferences and rights. As of December 31, 2011 and December 31, 2010, there were no shares of preferred stock issued or outstanding.

On December 16, 2011 (the “Adoption Date”), we adopted a rights agreement that may have the effect of deterring, delaying, or preventing a change in control.  Under the rights plan, we issued a dividend of one preferred share purchase right for each share of our common stock held by stockholders of record as of January 6, 2012, and we will issue one preferred stock purchase right to each share of common stock issued by the Company between January 6, 2012 and the earlier of either the rights’ exercisability or the expiration of the Rights Agreement. Each right entitles stockholders to purchase one one-thousandth of our Series A Junior Preferred Stock.

In general, the exercisability of the rights to purchase preferred stock will be triggered if any person or group, including persons knowingly acting in concert to affect the control of the Company, is or becomes a beneficial owner of 10% or more of the outstanding shares of the Company’s common stock after the Adoption Date.  Stockholders or beneficial ownership groups who owned 10% or more of the outstanding shares of common stock of the Company on or before the Adoption Date will not trigger the preferred share purchase rights unless they acquire an additional 1% or more of the outstanding shares of the Company’s common stock. Each right entitles a holder with the right upon exercise to purchase one one-thousandth of a share of preferred stock at an exercise price that is currently set at $8.50 per right, subject to purchase price adjustments as set forth in the rights agreement. Each share of preferred stock has voting rights equal to one thousand shares of common stock. In the event that exercisability of the rights is triggered, each right held by an acquiring person or group would become void. As a result, upon triggering of exercisability of the rights, there would be significant dilution in the ownership interest of the acquiring person or group, making it difficult or unattractive for the acquiring person or group to pursue an acquisition of the Company.  These rights expire in December of 2014, unless earlier redeemed or exchanged by the Company.

During the third quarter of fiscal 2010 the Company raised equity by selling an additional 2,760,000 shares to the public at a per share price of $1.75 resulting in gross proceeds of $4.8 million.   During the 2010 stock offering, the Company issued additional warrants to purchase common stock due to the anti-dilution provisions for the warrants that had been previously issued.   For the 59,773 warrants originally issued to Bridge Bank, due to the anti-dilution provision, an additional 54,513 warrants were issued for a total of 114,286 warrants with an average exercise price of $1.75.   On April 7, 2011, all of those warrants were exercised for 48,496 common stock shares.  For the 20,000 warrants originally issued to Bridge Bank, due to the anti-dilution provision, an additional 2,671 warrants were issued for a total of 22,671 warrants with an average exercise price of $3.22.   As of December 31, 2011, 22,671 warrants were still outstanding.

During the second quarter of fiscal 2011 GigOptix issued a total of 9,128,502 shares of its common stock in connection with the acquisition of Endwave Corporation. We had 21,545,713 shares of common stock outstanding as of December 31, 2011.

Warrants

Under the terms of the Lumera Merger Agreement, upon completion of the merger with Lumera, existing members of GigOptix LLC became the owners of approximately 50% of the outstanding securities, including equity awards and warrants, of the Company. In December 2008, in connection with maintaining the 50% stock ownership, we issued warrants to purchase 660,473 shares of common stock to one of the members of GigOptix LLC, Stellar Technologies LLC, as follows: 51,278 shares at $17.54 per share; 55,050 shares at $29.27 per share; 128,736 shares at $39.20 per share; 16,391 shares at $70.47 per share; 181,318 shares at $59.92 per share; 22,500 shares at $24.00 per share; and 205,200 shares at $6.08 per share. Such warrants were immediately exercisable at the date of grant and without any exchange of consideration. In addition, we issued additional warrants to purchase 79,800 shares of common stock to our executives. The warrants were immediately exercisable at the date of grant at an exercise price of $6.08 per share. The estimated fair value of these warrants was approximately $39,000, determined at the date of grant, using the following assumptions: risk free interest rate of 1.55%, volatility of 75%, contractual life of five years, and dividend yield of zero. The fair value of these warrants was expensed in fiscal year 2008. These warrants were all cancelled on April 8, 2011.

In December 2008, we issued 361,866 shares of common stock and 217,120 warrants to purchase common stock to a private investor for consideration of $1.0 million. The warrants were immediately exercisable at the date of grant at an exercise price of $4.87 per share, subject to adjustment upon certain events. The warrants expired on December 4, 2011. The estimated fair value of the warrants was approximately $69,000, determined as the date of purchase, using the following assumptions: risk free interest rate of 1.11%, volatility of 75%, contractual life of three years, and dividend yield of zero. We assessed the classification of the warrants in accordance with accounting guidance on derivative financial instruments, and determined that, due to their terms, they qualified for equity classification.

In November 2009, we issued 25,000 warrants to purchase common stock to an investor relations advisor with an exercise price of $1.75 per share. The warrants have a five – year life from the date of issuance.  The estimated fair value of these warrants was approximately $48,000, determined at the date of grant, using the following assumptions: risk free interest rate of 1.55%, volatility of 75%, contractual life of five years, and dividend yield of zero. The fair value of these warrants was expensed within sales, general and administrative expense in fiscal year 2009. As of December 31, 2011, all of these warrants remained outstanding.

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2009, we completed a private equity offering (the “Offering”) of units pursuant to securities purchase agreements by and between us and the purchasers listed therein. Pursuant to the Offering, we issued a total of 392,500 shares of common stock, $0.001 par value per share and 392,500 warrants to purchase shares of common stock at an exercise price of $2.50 per share, exercisable commencing six months from the closing date of the Offering and terminating four years from the closing date of the Offering. The total gross proceeds we received from this Offering were $785,000. 162,500 shares and 162,500 warrants purchased by certain investors in this Offering were granted piggyback registration rights and preemptive rights with respect to certain future offerings of equity securities by us. These preemptive rights terminate in the event we conduct a follow-on public offering, which occurred on July 1, 2010, and the shares underlying the securities were registered on a Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on July 2, 2010. In addition, we incurred legal expenses of $19,000 and compensated Sandgrain Securities Inc., as placement agent (the “Placement Agent”), for assisting in the sale of the units by paying them commissions in the amount of $26,000, and issuing them 13,000 shares of common stock and warrants to purchase 13,000 shares of our common stock exercisable at $2.50 per share, exercisable commencing six months from the closing date of the Offering and terminating four years from the closing date of the Offering. The securities issued to the Placement Agent also have piggyback registration rights and preemptive rights with respect to certain future offerings of equity securities by us. These preemptive rights terminate in the event we conduct a follow-on public offering, which occurred on July 1, 2010, and the shares underlying the securities were registered on a Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on July 2, 2010. As of December 31, 2011, 384,000 of these warrants remained outstanding.

In connection with obtaining a line of credit in November 2009 as described in Note 7—Line of Credit, we issued warrants to purchase 59,773 shares of our common stock with an exercise price of $3.35 per share. In addition, as partial consideration for the waiver of certain events of default that arose under the line of credit, we issued a warrant dated April 7, 2010 to purchase 20,000 shares of our common stock with an exercise price of $3.65 per share. These warrants have a seven-year life from the date of issuance, and, as of December 31, 2011, 22,671 of these warrants remained outstanding. The fair value of the warrants issued was determined using a Monte Carlo simulation which requires the use of significant unobservable inputs to generate the fair value. As a result, these warrants would be classified as level 3 financial instruments.

In connection with obtaining a line of credit that was terminated in 2009, we issued 4,125 warrants to purchase common stock with an exercise price of $0.73 per share. The warrants have a ten-year life from the date of issuance. As of December 31, 2011, these warrants were outstanding. The fair value of the warrants issued was insignificant.

In connection with the merger with Lumera, we issued warrants to purchase approximately 488,818 shares of common stock with exercise price range from $6.08 to $70.40. The estimated fair value of the warrants was determined as of December 9, 2008, the date the merger was completed, using the following assumptions: risk free interest rate of 1.61%, volatility of 75%, contractual life of five years, and dividend yield of zero. The fair value of the warrants was $173,000 and was included in the Lumera purchase price consideration. As of December 31, 2011, 307,499 of these warrants remained outstanding.

On January 29, 2010, in connection with a secured line of credit facility (Secured Credit Facility) with Agility Capital, LLC (Agility Capital) to pay for transaction expenses incurred by us in our acquisition of ChipX, we issued a warrant for the purchase of 71,429 shares of our common stock. The warrant may either be (i) converted, on a cashless, net settlement basis, based on the fair market value as determined pursuant to the terms of the warrant, or (ii) exercised at a price per share equal to the lower of $2.10 or the price paid in the next offering or issuance of the Company’s common stock, if such offering occurs by April 29, 2010. Events of default under our loan agreement with Agility Capital arose in March 2010 that Agility Capital agreed to waive. As partial consideration for the waiver, we issued an additional warrant dated April 5, 2010 for the purchase of 25,000 shares of our common stock with an exercise price of $2.00 per share.  These warrants have a term of seven years, and as of December 31, 2011, all of these warrants remain outstanding.   The fair value of the warrants issued was determined using a Monte Carlo simulation which requires the use of significant unobservable inputs to generate the fair value. As a result, these warrants are classified as level 3 financial instruments. See Note 7—Line of Credit.

On April 23, 2010, in connection with a loan and security agreement with Silicon Valley Bank, we granted Silicon Valley Bank (i) a warrant to purchase 125,000 shares of our common stock at an exercise price equal to $4.00 per share (the "Warrant"), and (ii) a warrant to purchase a second tranche of up to 100,000 shares of our common stock which shall vest 15,000 shares per month incrementally beginning September 1, 2010 (although the last monthly incremental vesting amount shall be 10,000 shares) at an exercise price equal to the closing market price on each date of vesting (the "Second Tranche Warrant"). In the event that either we close an equity investment of at least $4.0 million or we have been EBITDA positive for the preceding three months, then vesting shall cease, and all unvested shares under the Second Tranche Warrant shall lapse. In July 2010, we satisfied the requirements of closing an equity investment of at least $4.0 million and the Second Tranche Warrant expired. The Warrant includes anti-dilution provisions and "piggy-back" registration rights permitting registration in a future public offering by us. The shares underlying the Warrant were registered on a Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on July 2, 2010. The Warrant may either be (i) converted, on a cashless, net settlement basis, based on the fair market value as determined pursuant to the terms of the Warrant, or (ii) exercised by delivering a duly executed notice of exercise. The Warrant has a term of seven years; the fair value of the Warrant has been determined using a Black-Scholes option pricing model. The Warrant has a fair value of $357,000 and is being amortized over a two year period. We recorded expense of $190,000 during the year ended December 31, 2011.

On April 8, 2011, GigOptix and the trustees for the DBSI Estate Litigation Trust and the DBSI Liquidating Trust (together “DBSI”) reached an agreement to settle a claim by DBSI against GigOptix. As part of the settlement, GigOptix issued warrants to DBSI for 1 million shares of common stock. During 2011, we recognized $1.1 million of expense in connection with the issuance of these warrants.

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2011, we had a total of 1,948,095 warrants to purchase common stock outstanding under all warrant arrangements. Many of the warrants have anti-dilution provisions which adjust the number of warrants available to the holder such as, but not limited to, stock dividends, stock splits, and certain reclassifications, exchanges, combinations or substitutions. These provisions are specific to each warrant agreement.

Equity Incentive Plan

As of December 31, 2011 and 2010, there were 8,495,725 options and 6,024,201 options outstanding under all stock option plans.

2007 Equity Incentive Plan

In August 2007, GigOptix LLC adopted the GigOptix LLC Equity Incentive Plan, or the "2007 Plan". The 2007 Plan provided for grants of options to purchase membership units, membership awards and restricted membership units to employees, officers and non-employee directors, and upon the completion of the merger with Lumera were converted into grants of up to 632,500 shares of stock. Vesting periods are determined by our Board of Directors and generally provide for stock options to vest over a four-year period and expire ten years from date of grant. Vesting for certain shares of restricted stock is contingent upon both service and performance criteria. The 2007 Plan was terminated upon the completion of merger with Lumera on December 9, 2008 and the remaining 864 stock options not granted under the 2007 Plan were cancelled. No shares of our common stock remain available for issuance of new grants under the 2007 Plan other than for satisfying exercises of stock options granted under this plan prior to its termination. As of December 31, 2011, no shares of common stock have been reserved for issuance for new grants under the 2007 Plan and options to purchase a total of 443,825 shares of common stock and 4,125 warrants to purchase common stock were outstanding.

2008 Equity Incentive Plan

In December 2008, we adopted the 2008 Equity Incentive Plan, or the “2008 Plan”, for directors, employees, consultants and advisors to us or our affiliates. Under the 2008 Plan, 2,500,000 shares of common stock were reserved for issuance upon the completion of merger with Lumera on December 9, 2008. On January 1 of each year, starting in 2009, the aggregate number of shares reserved for issuance under the 2008 Plan increase automatically by the lesser of (i) 5% of the number of shares of common stock outstanding as of our immediately preceding fiscal year, or (ii) a number of shares determined by the Board of Directors. The maximum number of common stock to be granted is up to 21,000,000 shares. Forfeited options or awards generally become available for future awards. As of December 31, 2011, 12,833,679 shares have been authorized for future issuance, and 4,285,668 shares are available for future grants.

Awards under the 2008 Plan may be granted through June 30, 2018. Under the 2008 Plan, the exercise price of (i) an award is at least 100% of the stock’s fair market value on the date of grant, and (ii) an ISO granted to a 10% stockholder is at least 110% of the stock’s fair market value on the date of grant. Vesting periods for awards are determined by the CEO and generally provide for stock options to vest over a four-year period and have a maximum life of ten years from the date of grant. As of December 31, 2011, 8,495,725 options to purchase common stock were outstanding and 4,285,668 options were available for issuance under the 2008 Plan.

Lumera 2000 and 2004 Stock Option Plan

In December 2008, in connection with the merger with Lumera, we assumed the existing Lumera 2000 Equity Incentive Plan, and the Lumera 2004 Stock Option Plan (the “Lumera Plan”). All unvested options granted under the Lumera Plan were assumed by us as part of the merger. All contractual terms of the assumed options remain the same, except for the converted number of shares and exercise price based on merger conversion ratio of 0.125. As of December 31, 2011, no additional options can be granted under the Lumera Plan and options to purchase a total of 148,188 shares of common stock were outstanding, including employee stock options, restricted stock units and employee stock purchase rights based on their estimated fair values. The fair value of equity-based awards is amortized on a straight-line basis over the requisite service period of the award which is generally the vesting period.

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation Expense

We grant stock-based compensation awards under our 2008 Equity Incentive Plan. We have outstanding grants under our prior plans, but no further grants can be made under those prior plans.

The following table summarizes our stock-based compensation expense for fiscal years 2011 and 2010:

	Years ended December 31,
	2011	2010
Cost of revenue	$50	$12
Research and development expense	1,000	545
Selling, general and administrative expense	1,872	916
	$2,922	$1,473

As of December 31, 2011, the total compensation cost related to unvested stock options under our equity compensation plan, but not yet recognized, was approximately $7.6 million. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 2.8 years.

Determining Fair Value

We estimate the fair value of stock options granted using a Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, including the options' expected life and the price volatility of our underlying stock options. Actual volatility, expected lives, interest rates and forfeitures may be different than our assumptions, which would result in an actual value of the options being different than estimated. This fair value of stock option grants is amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period.

From time to time we also issue stock option grants to directors and employees that have a market condition. In such cases stock options will vest only if the average price of our stock is at or exceeds a certain price threshold during a specific, previously defined period of time. To the extent that the market condition is not met, the options do not vest and are cancelled. We cannot use the Black-Scholes model; we must use a binomial model. We engage a third party valuation firm to support management's valuation of these options using Monte Carlo simulation techniques that incorporate assumptions as provided by management for the expected holding period, risk-free interest rate, stock price volatility and dividend yield. Compensation expense is recognized until such time as the market condition is either met or not met. Certain stock options granted on March 17, 2010 were classified as option grants having a market condition.

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

The fair value of our stock options granted to employees was estimated using the following weighted-average assumptions:

	Years ended December 31,
	2011	2010
Expected term	5.88 years	5.86 years
Expected volatility	71%	75%
Expected dividends	-	-
Risk-free interest rate	1.41%-2.64%	1.79%-3.65%
Weighted-average grant date fair value	$1.61	$1.32

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

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Activity

The following is a summary of option activity for our equity incentive plans:

	Years Ended December 31,
	2011				2010
	Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term, in Years	Aggregate Intrinsic Value, in Thousands	Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term, in Years	Aggregate Intrinsic Value, in Thousands
Outstanding, beginning of year	6,024,201	$2.61			3,085,160	$3.58
Granted	3,683,428	$2.50			3,666,162	$2.10
Exercised	(91,140)	$1.30		$105	(148,664)	$0.97		$199
Forfeited/Expired	(1,120,764)	$2.89			(578,457)	$5.03
Balance, end of year	8,495,725	$2.58	8.25	$1,685	6,024,201	$2.61	8.66	$6,018
Exercisable, end of year	3,257,197	$3.01	7.28	$1,373	1,670,813	$4.02	7.32	$2,545
Vested and expected to vest as of December 31, 2011	8,434,869	$2.59	8.25	$1,652	5,899,043	$2.63	8.64	$5,852

The weighted-average grant-date fair value price of equity options and warrants granted during 2011 was $1.87.

The following table summarizes information about options granted and outstanding under our equity incentive plans as of December 31, 2011:

	Options Outstanding			Options Exercisable
	Number of Shares Outstanding	Weighted-average Remaining Contractual Life (in years)	Weighted-average Exercise Price	Exercisable	Weighted-average Exercise Price
$0.73 – $1.57	2,280,506	6.98	$1.06	1,701,591	$0.99
$1.90 – $4.00	6,067,031	8.84	$2.41	1,413,090	$2.32
$7.84 – $18.16	26,361	4.90	$17.27	20,689	$17.09
$18.88 – $70.00	121,077	4.37	$36.49	121,077	$36.49
$80.00 – $80.00	750	0.34	$80.00	750	$80.00
$0.73 – $80.00	8,495,725	8.25	$2.58	3,257,197	$3.01

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10—INCOME TAXES

The components of net loss before income taxes are as follows (in thousands):

	December 31,
	2011	2010
United States	$(14,203)	$(2,911)
International	119	(1,398)
Loss before provision for income taxes	$(14,084)	$(4,309)

Components of provision for (benefit) from income taxes are as follows (in thousands):

	December 31,
	2011	2010
Current
United States	$54	$38
International	-	(3)
State	2	16
Total	56	51

Deferred
United States	-	-
International	-	-
Total	-	-

Provision for income taxes	$56	$51

Provision for income taxes differs from the amount computed by applying the statutory United States federal income tax rate to loss before taxes as follows:

	December 31,
	2011	2010
Income tax (benefit) at the federal statutory rate	(34.00)%	(34.00)%
State tax (no capital) net of federal benefit	0.01%	0.37%
Foreign Tax	0.00%	(0.07)%
Permanent Items & Other	0.38%	0.88%
Losses Not Benefited	34.00%	34.00%
Effective Tax Rate	0.39%	1.18%

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the net deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2011	2010
Deferred tax asset (liability), net
Net Operating Losses	$19,251	$15,966
Tax Credits	3,992	1,868
Accrued and Reserves	3,510	1,075
Property and Equipment	345	181
Other	3,444	180
Total Deferred Tax Asset	30,542	19,270
Valuation allowance	(29,343)	(18,557)
Net Deferred Tax Asset	1,199	713

Intangible Assets	(1,199)	(713)
Deferred Tax Liability	(1,199)	(713)

Net Deferred Tax Asset (Liability)	$-	$-

The Company has a full valuation allowance on deferred tax assets in excess of deferred tax liabilities.  Because of our limited operating history and cumulative losses, management believes it is more likely than not that the remaining deferred tax assets will not be realized.

In fiscal year ending December 31, 2011 the Company’s valuation allowance changed by approximately $10.8 million.  The increase in the valuation allowance was the result of approximately $4.8 million of losses not benefitted for the year ended December 31, 2011 and approximately $6.0 million of net deferred tax assets related to the purchase of Endwave during 2011.

The Company has approximately $43 million of federal net operating losses carry forwards and $16 million of state net operating loss carry forwards at December 31, 2011. The federal and state net operating losses expire starting in 2012 through year 2031. Utilization of a portion of the net operating losses and credit carry forwards are subject to an annual limitation due to the ownership change provision of the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.   The Company also has approximately $14.5 million of net operating loss carry forwards in Israel related to our acquisition of ChipX which can be carried forward indefinitely.

Any interest and penalties incurred on the settlement of outstanding tax positions would be recorded as a component of income tax expense.  The Company had no related accrued interest or penalties as of December 31, 2011

The Company’s unrecognized tax benefits at December 31, 2011 relate to various domestic and foreign jurisdictions.  As of December 31, 2011, the Company had total gross unrecognized tax benefits of $2.1 million, which if recognized would affect the effective tax rate.  As of December 31, 2011, the amount of long-term income taxes payable for unrecognized tax benefits, including accrued interest, was $216,000.  The Company does not anticipate any significant changes to its unrecognized tax benefits within the next 12 months.

A reconciliation of the December 31, 2010 through December 31, 2011 amount of unrecognized tax benefits is as follows (in thousands):

Total
Balance at December 31, 2010	$1,644
Increases related to current year tax positions	318
Increases related to prior year tax positions	103
Balance at December 31, 2011	$2,065

The Company files tax returns as prescribed by the tax laws of the jurisdictions it operates which include U.S. federal, U.S. state and foreign tax returns.  The Company’s major tax jurisdictions are the U.S., California, Switzerland, Israel and the UK.  The Company’s fiscal years through 2011 remain subject to examination by the IRS for U.S. federal, state, and foreign tax purposes.

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—SEGMENT AND GEOGRAPHIC INFORMATION

We have determined that we operate as a single operating and reportable segment. The following tables reflect the results of our reportable segment consistent with the management system used by our chief operating decision maker.

The following tables summarizes revenue by geographic region (in thousands)

	December 31,
	2011	2010
North America	$13,997	$13,580
Asia	9,362	6,723
Europe	8,746	6,442
South America	163	131
	$32,268	$26,876

We determine geographic location of our revenue based upon the destination of shipment of our products.

During fiscal year 2011, the United States, Japan, Hong Kong, and Italy accounted for 41%, 13%, 11%, and 10% of revenue, respectively. During fiscal year 2010, the United States and Japan accounted for 50% and 12% of revenue, respectively. No other countries accounted for more than 10% of our consolidated revenue during the periods presented.

The following table summarizes long-lived assets by country (in thousands):

	December 31,
	2011	2010
United States	$3,431	$3,001
Switzerland	1,057	716
	$4,488	$3,717

Long-lived assets, comprising property and equipment, are reported based on the location of the assets at end of each fiscal year.

NOTE 12—COMMITMENTS AND CONTINGENCIES

Commitments

Leases

We lease our domestic and foreign sales offices under non-cancelable operating leases. These leases contain various expiration dates and renewal options. The Company also leases certain software licenses under operating leases. Total rental expense for 2011 and 2010 was $700,000 and $600,000, respectively.

Aggregate non-cancelable future minimum lease payments under capital and operating leases are as follows (in thousands):

Years ending December 31,	Capital Leases	Operating Leases
2012	660	741
2013	480	624
2014	306	353
2015	-	320
2016 and thereafter	-	396
Total minimum lease payments	1,446	2,434
Less: Amount representing interest	(264)
Total capital lease obligations	1,182
Less: Current portion	(436)
Long-term portion of capital lease obligations	$746

The gross and net book value of the fixed assets purchased under capital lease was as follows (in thousands):

	December 31,
	2011	2010
Acquired cost	$1,945	$1,653
Accumulated amortization	$(768)	(388)
Net book value	$1,177	$1,265

The amortization of computer software acquired under capital lease is included in depreciation expense.

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Product Warranties

Our products typically carry a standard warranty period of approximately one year. The table below summarizes the movement in the warranty accrual, which is included as a component of accrued and other current liabilities, for the years ended December 31, 2011 and 2010 (in thousands):

	December 31,
	2011	2010
Balance at January 1	$143	$75
Warranties accrued	198	68
Warranties assumed with the Endwave merger	496	-
Warranties settled or reversed	(541)	-
Balance at December 31,	$296	$143

NOTE 13—RESTRUCTURING

In July 2011, the Company vacated its headquarters facilities in Palo Alto, California and relocated to Endwave’s facilities in San Jose, California.  The Company has lease obligations through December 2013 for the Palo Alto facilities.  In connection with the Company’s vacating the Palo Alto facilities, the Company recognized $769,000 of restructuring expenses.

On June 17, 2011, the Company completed its acquisition of Endwave Corporation.   The Company determined that certain restructuring expenses, in the amount of $3.1 million, incurred by Endwave Corporation in anticipation of the acquisition and prior to the close of the transaction, should be recorded as an expense by GigOptix in the second quarter of 2011 consolidated statement of operations. Of the total $3.1 million of restructuring expense incurred by Endwave prior to the close of the transaction, $2.1 million remained in Endwave’s restructuring liabilities at the close of the acquisition and $1.0 million had been paid out by Endwave prior to the close of the deal.  As shown in the table below, GigOptix assumed $468,000 of accrued restructuring from Endwave unrelated to restructuring activity incurred in anticipation of the deal.  GigOptix recorded $3.1 million in restructuring charges in the second quarter of 2011 originally incurred by Endwave in anticipation of the acquisition as noted above. GigOptix paid out $841,000 related to restructuring during the second quarter and adjusted additional paid in capital by $1.0 million for the restructuring charges originally incurred by Endwave that were paid out prior to the close of the acquisition.

During the three months ended April 4, 2010, we decided to close our R&D design center in Haifa, Israel which was acquired as part of the merger with ChipX in 2009.  We took a restructuring charge of $388,000 to account for employee severance of approximately $156,000, future facility rent expense of approximately $61,000 for the remainder of the lease term through the end of fiscal 2010, a write-down of fixed assets of $121,000, and accounting and legal expenses of $50,000. We paid out $354,000 during 2010 in connection with the Israel restructuring.

During the three months ended December 31, 2010, we reduced by $40,000 our previous estimate of Israel severance expense.

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following is a summary of the restructuring activity (in thousands):

	Year ending December 31,
	2011	2010
Beginning balance	$62	$424
Charges	3,880	388
Restructuring liabilities assumed	468	-
Uses and adjustments	(2,733)	(750)
Expenses paid by Endwave	(981)	-
Ending balance	$696	$62

As of December 31, 2011, the Company had $696,000 in accrued restructuring,  $458,000 of accrued restructuring, current which was included in other current liabilities and $238,000 in accrued restructuring, non-current which was included in other long term liabilities.

NOTE 14—RELATED PARTY TRANSACTIONS

As a result of the acquisition of ChipX on November 9, 2009, National Instruments Corporation, a former stockholder of ChipX, held 1,066,265 shares of our common stock as of December 31, 2011.  The Company generated revenue of $2.6 million and $ 1.6 million from sales to National Instruments Corporation during the years ended December 31, 2011 and 2010, respectively.

On October 4, 2011, National Instruments filed a complaint against ChipX and GigOptix in the District Court of Travis County pertaining to two sales contracts to which National Instruments was a purchaser of products sold by ChipX.  GigOptix is not a party to either contract.  Prior to the filing of the complaint, the parties had been in discussions regarding the pricing of the products sold under these contracts, the number of products to be sold, and the length of time during which the products would be sold.  National Instruments’ complaint sought a declaration that it was not in material breach of one of the contracts, as ChipX had asserted, that ChipX could not modify the prices in the contracts, that National Instruments could purchase products sold under one of the contracts directly from a supplier, and that GigOptix was not entitled to any damages from National Instruments as it is not a party to the contracts.  The complaint also sought unspecified damages for alleged breach of contract by ChipX.  ChipX and GigOptix never responded to the complaint, or filed a cross-complaint against National Instruments.  The parties have now settled the matter.  Pursuant to the terms of the settlement, National Instruments has paid ChipX $500,000 to license rights from ChipX which will enable National Instruments to manufacture the products sold under one of the contracts, National Instruments will make one last purchase in the amount of $3,500,000 of such products from ChipX to be fulfilled during 2012, and National Instruments shall have the right to purchase products sold under the other contract directly from the supplier in exchange for a royalty which the supplier will pay to ChipX.

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. In light of the material weaknesses set forth below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of that date. Notwithstanding the material weaknesses described below, our management performed additional analyses, reconciliations and other post-closing procedures and has concluded that our consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that we have the following material weaknesses in our internal control over financial reporting as of December 31, 2011:

—
We did not maintain effective procedures and controls surrounding the accounting for business combinations.  Specifically, we incorrectly accounted for certain restructuring expenses associated with our acquisition of Endwave Corporation which led to the restatement of our second and third quarter quarterly reports on Form 10-Q.  Accordingly, we have determined this control deficiency constitutes a material weakness.

—
We did not maintain experienced personnel with an appropriate level of accounting knowledge and training in the application of generally accepted accounting principles associated with inventory and cost of revenue. This deficiency resulted in several audit adjustments.  Accordingly, we have determined this control deficiency constitutes a material weakness.

Based on the above described material weaknesses, our management, including our CEO and CFO has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2011 based on the criteria established in Internal Control—Integrated Framework issued by the COSO.

As a smaller reporting company, pursuant to the rules of the SEC, this Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm.

Implemented or Planned Remedial Actions in response to the Material Weakness

In response to the material weaknesses discussed above, we plan to continue to review and make necessary changes to improve our internal control over financial reporting, including the roles and responsibilities of each functional group within the organization and reporting structure, as well as the appropriate policies and procedures to improve the overall internal control over financial reporting.

We have summarized below the remediation measures that we have implemented in response to the material weaknesses discussed above:

—
As part of future acquisitions and significant transactions, we will review our accounting of the transactions internally based on generally accepted accounting principles as well as the most recent authoritative guidance.  In addition, we will seek external advisors with a full understanding of the appropriate accounting treatment for significant and infrequent transactions we experience in the future; and

—
we have hired an experienced cost accountant with an appropriate level of knowledge of generally accepted accounting principles associated with inventory and cost of revenue.  This individual is continuing to gain knowledge of GigOptix products and work with our operations team to institute, maintain and adhere to appropriate policies and procedures associated with inventory and cost of revenue.

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

Directors and Executive Officers

The table below sets forth information regarding the members of our board of directors and non-director executive officers as of March 2, 2012. Our certificate of incorporation divides the board of directors into three classes with overlapping three-year terms. One class is elected each year at the annual meeting of stockholders, and the classes are to be as nearly equal in number as possible. Each director shall hold office until his or her successor is duly qualified. Our board of directors and executive officers are as follows:

Name	Age	Position	Director Since
Dr. Avi Katz	53	Chairman of the Board of Directors, Chief Executive Officer and President	2008
Curt Sacks	41	Senior Vice President and Chief Financial Officer
Andrea Betti-Berutto	47	Senior Vice President and Chief Technical Officer
Julie Tipton	42	Senior Vice President of Operations
Kimberly D.C. Trapp	53	Director	2008
Neil J. Miotto	65	Director	2008
John J. Mikulsky	66	Director	2011
Frank Schneider	70	Director	2010
Joseph J. Lazzara	60	Director	2011

Dr. Avi Katz has served as the Chairman of the board of directors, Chief Executive Officer & President of GigOptix LLC since inception in May 2007 and through its public offering in December 2007. Previously, Dr. Katz served as the Chief Executive Officer and President of iTerra Communications LLC, Intransa Inc., from 2003 to 2005, and Equator Technologies Inc., from 2000 to 2003. Earlier he served in various sales, marketing and operational executive positions following his tenure service as a Member of the Technical Staff in AT&T Bell Labs, Murray Hill, NJ, between 1988 and 1995. Dr. Katz is active in philanthropy and among others serves as a board member for the Israeli Venture Network (IVN), a NFP social philanthropy network. He holds more than 70 U.S. and international patents, has published approximately 300 technical papers and is the editor of a number of technical books. Dr. Katz received his Ph.D. in Materials Engineering from the Technion-IIT, Israel, and is a graduate of the Israeli Naval Academy.  As our co-founder, and the CEO since our inception, Dr. Katz has the benefit of understanding our complete history. This background, together with his extensive executive experience and exceptional technical skills, make Dr. Katz uniquely qualified to serve on our board of directors.

Curt Sacks has served as our Senior Vice President and Chief Financial Officer since June 2011. Mr. Sacks had previously served as Endwave’s Chief Financial Officer since June 2009. Prior to that, he served as Vice President of Finance and Corporate Controller of Endwave since February 2006. He joined Endwave in 2004 as Corporate Controller, after serving in this capacity for two successive companies – first, for Com21, Inc., a manufacturer of system solutions for the broadband access market; and next with Finisar, Inc., a manufacturer of high-speed communication equipment for data and storage. Prior to 1998, Mr. Sacks worked in corporate finance at 3Com Corporation and as an auditor for Deloitte & Touche LLP. Mr. Sacks is a C.P.A. (inactive) in California with a B.A. in business-economics from the University of California, Los Angeles.

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

Kimberly D.C. Trapp has served on our board of directors since December 2008. She previously served as a director of Lumera Corporation from October 2006 and a director of GigOptix LLC from October 2007 until the merger of the two companies in December 2008. From 2003 to 2010, she was the Industry Liaison Officer for the Center of Optical Technologies at Lehigh University, which advances the research and application of optical and electro-optic technologies. Under her leadership, the Center added more than 45 industry liaison members and joint partners, obtained more than $95 million in funding, and in 2007, opened The Smith Family Laboratory for Optical Technologies. Prior to joining Lehigh University, Ms. Trapp spent 23 years in the telecommunications industry, her last position being Director of Marketing and Business Operations for the Agere Systems Inc. Optoelectronics Business Unit. Ms. Trapp received her B.S. degree in chemistry from Purdue University, her M.S. degree in inorganic chemistry from Fairleigh Dickinson University, and completed a corporate sponsored MBA program. From her industry and academic experience of more than 30 years, Ms. Trapp brings a tremendous amount of technical expertise, especially in the area of optical and electro-optic technologies, that we believe makes her uniquely qualified to sit on our board of directors.

Neil J. Miotto has served on our board of directors since December 2008. He is a retired assurance partner of KPMG LLP, where he was a partner for twenty-seven years until his retirement in September 2006. While at KPMG, Mr. Miotto also served as an SEC reviewing partner. He is a member of American Institute of Certified Public Accountants. He holds a Bachelor of Business Administration degree from Baruch College, of The City University of New York. Mr. Miotto is a member of the Board of Directors of Micrel Inc., where he serves as chairman of the Audit Committee.  Mr. Miotto brings extensive financial risk assessment and financial reporting experience to our board of directors.  We believe that Mr. Miotto’s extensive experience with public companies and financial accounting matters makes him well qualified to be on our board of directors.

John J. Mikulsky has served on our board of directors since June 2011.  He had previously served as Endwave’s President and Chief Executive Officer since December 1, 2009. From August 2005 until November 2009, Mr. Mikulsky served as Endwave’s Chief Operating Officer and Executive Vice President. From May 2001 until August 2005, Mr. Mikulsky served as Endwave’s Chief Marketing Officer and Executive Vice President, Marketing and Business Development. From May 1996 until April 2001, Mr. Mikulsky served as Endwave’s Vice President of Product Development. From 1993 until 1996, Mr. Mikulsky worked as a Technology Manager for Balazs Analytical Laboratory, a provider of analytical services to the semiconductor and disk drive industries. Prior to 1993, Mr. Mikulsky worked at Raychem Corporation, most recently as a Division Manager for its Electronic Systems Division. Mr. Mikulsky holds a B.S. in electrical engineering from Marquette University, an M.S. in electrical engineering from Stanford University and an S.M. in management from the Sloan School at the Massachusetts Institute of Technology. We believe Mr. Mikulsky’s extensive industry knowledge and experience, including his years of experience at Endwave in both technical and leadership roles, qualify him to serve on our board of directors.

Frank Schneider joined our board of directors in June 2010. From October 2003 to January 2006, Mr. Schneider served as President and Chief Executive Officer of ION Systems, Inc., a privately-held manufacturer of electrostatic management systems. In January 2006, ION Systems was acquired by MKS Instruments, Inc., where Mr. Schneider served as Vice President and General Manager until his retirement in 2009. Prior to these roles, Mr. Schneider was the President and Chief Executive Officer of GHz Technology, Inc., until its merger with Advanced Power Technology, Inc. Subsequent to the merger, Mr. Schneider served as the Chief Operating Officer for the Radio Frequency business unit of that company. Mr. Schneider also serves on the board of directors of Micrel, Incorporated where he serves as a member of the Audit and Compensation Committees, and has served as a member of the advisory board of Neomagic, Inc. and held various management and executive positions with Sharp Electronics Corporation, Philips Semiconductor and Corning Electronics. Mr. Schneider serves as a member of the Compensation Committee of our board of directors. He holds a B.S. in Electrical Engineering from West Virginia University and an M.B.A. from Northwestern University’s Kellogg School of Business.  We believe Mr. Schneider is well qualified to serve on our board of directors due to his leadership skills and industry experience, which he has demonstrated through more than 40 years of management and experience in the semiconductor, electronic component and systems industries.

Joseph J. Lazzara has served on our board of directors since June 2011.  He had previously served as a director of Endwave since February 2004.  From September 2006 to March 2008, Mr. Lazzara served as the Vice Chairman and a director of Omron Scientific Technologies, Inc., a manufacturer of factory automation sensors and machine safeguarding products.  Until the acquisition by Omron Corporation in September, 2006,  Mr. Lazzara served as President and Chief Executive Officer of Scientific Technologies, Inc. (NASDAQ:STIZ) between 1993 and 2006,  as the President between 1989 and 1993, and as the Treasurer and a director of Scientific Technologies between 1984 and 2006. Mr. Lazzara also served as a Vice President of Scientific Technologies between September 1984 and June 1989. From 2006, Mr. Lazzara also served as the Vice Chairman and Director of Automation Products Group, Inc., a privately held manufacturer of automation sensors. He also served as Treasurer and a director of Scientific Technologies’ parent company, Scientific Technology Incorporation, from 1981 and 2006. Prior to 1981, Mr. Lazzara was employed by Hewlett-Packard Company, a global technology solutions provider, in Process and Engineering Management. Mr. Lazzara received a B.S. in engineering from Purdue University and an M.B.A. from Santa Clara University. We believe that Mr. Lazzara’s extensive business expertise, both as the Chief Executive Officer and Board Member of a publicly traded company as well as his technical background qualify him to serve on our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 furnished to us and written representations that no other reports were required, we believe that each of our directors, executive officers and beneficial owners of greater than 10% of our common stock complied during fiscal year 2011 with the reporting requirements of Section 16(a) of the Exchange Act.

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

GigOptix, Inc.
130 Baytech Drive
San Jose, California 95134
Attn: Investor Relations

Audit Committee

We have a separately designated standing Audit Committee, which has been established in accordance with Section 3(a) (58) (A) of the Exchange Act. The Audit Committee is comprised of not less than three nor more than four directors, each of whom is independent as determined by the board of directors and as defined by Rule 10A-3(b)(1) under the Exchange Act. The current independent members of our board serving on the Audit Committee are Mr. Miotto (who serves as chairman of the committee, and is designated the “audit committee financial expert” under SEC rules), Mr. Lazzara and Ms. Trapp.

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

The table below sets forth the compensation earned by our Chief Executive Officer and our two other most highly compensated executive officers for the fiscal years ended December 31, 2011 and 2010 whose compensation exceeded $100,000. These individuals are collectively referred to as our named executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Option Awards(1)	All Other Compensation	Total
	(b)	(c)	(d)	(f)	(i)	(j)
Dr. Avi Katz	2011	$370,731	$410,000	$1,351,611	$978	$2,133,320
Chairman of the Board of Directors, Chief Executive Officer and President	2010	$300,000	$42,000	$1,065,382	$883	$1,408,265
Andrea Betti-Berutto	2011	$231,207	$40,000	$378,563	$296	$650,066
Senior Vice President and Chief Technology Officer	2010	$187,000	$—	$382,546	$299	$569,845
Curt Sacks (3)	2011	$150,877	$—	$561,085	$103	$712,065
Senior Vice President and Chief Financial Officer	2010	$—	$—	$—	$—	$—
Ron Shelton (2)	2011	$29,566	$—	$0	$72	$29,638
Senior Vice President and Chief Financial Officer (former)	2010	$205,700	$—	$233,582	$269	$439,551

(1)
The amounts in column (f) represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 9-Stockholders’ Equity, to our audited financial statements for the fiscal year ended December 31, 2011 included in this Form 10-K.

(2)	Ron Shelton, our former Chief Financial Officer, resigned from the company as of February 1, 2011.
(3)	Curt Sacks, our current Chief Financial Officer, joined the company on June 17, 2011.

Narrative Disclosure to Summary Compensation Table

The Summary Compensation Table sets forth the aggregate compensation earned by each of our named executive officers in 2011 and 2010.

The components of executive compensation consist of salary, annual cash bonuses and equity grants. Annual cash bonuses are awarded in the discretion of the Compensation Committee of the board of directors after a review and evaluation of each executive officer’s performance during the year. Equity grants generally consist of stock options, warrants and restricted stock units and are intended to serve as long-term compensation and awards in lieu of annual cash bonuses. The Compensation Committee may also authorize special compensation awards in the form of cash or equity grants to recognize extraordinary efforts or results.

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

We have entered into an employment agreement with each of our executive officers, which governs the terms of employment as well as provides for certain payments upon termination of employment. The employment agreements for the named executive officers are discussed in more detail below under the caption “Employment Arrangements with Named Executive Officers.”

Outstanding Equity Awards at Fiscal Year-End (2011)

	Option Awards
Name and Principal Position	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Exercise Price ($)	Option Expiration Date
Dr. Avi Katz	8/1/07	182,187	—	$0.73	8/1/17
Chief Executive Officer and President	11/6/08	37,048	—	$6.08	7/16/13
	12/17/08	436,003	145,335	$1.10	12/17/18
	3/19/09	53,461	24,303	$0.95	3/19/19
	11/9/09	67,704	62,296	$3.50	11/9/19
	3/17/10	209,911	293,089	$1.95	3/17/20
	10/27/10	107,926	240,419	$2.40	10/27/20
	2/3/11	—	405,364	$2.50	2/3/21
	6/17/11	200,000	224,212	$2.65	6/17/21

Andrea Betti-Berutto	8/1/07	112,612	—	$0.73	8/1/17
Senior Vice President and Chief Technology Officer	11/6/08	22,900	—	$6.08	7/16/13
	12/17/08	179,184	59,729	$1.10	12/17/18
	3/19/09	24,777	11,248	$0.95	3/19/19
	11/9/09	19,785	18,226	$3.50	11/9/19
	3/17/10	66,904	95,096	$1.95	3/17/20
	10/27/10	43,234	96,320	$2.40	10/27/20
	2/3/11	—	141,287	$2.50	2/3/21
	6/17/11	—	87,713	$2.65	6/17/21

Curt Sacks	6/17/11	—	330,000	$2.65	6/17/21
Senior Vice President and Chief Financial Officer (1)

(1)	Curt Sacks, our Chief Financial Officer, began working for the company on June 17, 2011.

Grant Date	Vesting Schedule for Dr. Katz
6/17/11
In total Dr. Katz was granted 424,212 options on 6/17/11. 100,000 of the options were vested on the day of grant.  An additional 100,000 options vested on the six month anniversary of the day of grant.  The remaining 224,212 options will be vested as to 25% of the underlying award on the first anniversary of the grant date and as to 1/36 of the underlying award every month thereafter for three years.

2/3/11	The grant vested as to 25% of the underlying award on the first anniversary of the grant date and as to 1/36 of the underlying award every month thereafter for three years.

10/27/10
The vesting of 116,115 shares of the grant of 348,344 stock options was subject to our meeting certain financial goals for the first two quarters of 2011.  As the Board of directors determined that the underlying goals were satisfied, 29,029 shares of the underlying award were vested on July 27, 2011, and an additional 87,086 shares are to be vested on a monthly basis thereafter over a 39 month period; in addition 58,057 shares of the underlying award vested on October 27, 2011, and the remaining 174,172 shares of the stock options will vest on a monthly basis thereafter over a 36 month period.

3/17/10
In total Dr. Katz was granted 503,000 options on 3/17/10.  203,000 stock options vests as to 25% of the underlying award on the first anniversary of the grant date and as to 1/36 of the remaining options every month thereafter for three years. An additional 121,100 options were vested on April 1, 2011 as the average closing price of the Company’s common stock during March 2011 was greater than $2.50; an additional 122,100 options will vest on April 1, 2012 if the average closing price of the Company’s common stock during March 2012 is equal to or greater than $3.50; if not, then these options will be cancelled; and an additional 56,800 options will vest on April 1, 2013 if the average closing price of the Company’s common stock during March 2013 is equal to or greater than $5.00; if not, then these options will be cancelled.

11/9/2009	The grant vested as to 25% of the underlying award on the first anniversary of the grant date and as to 1/36 of the underlying award every month thereafter for three years.

3/19/2009	The grant of 77,764 stock options vested as to 25% of the underlying award on the first anniversary of the grant date and as to 1/36 of the underlying award every month thereafter for three years.

12/17/2008	Grant of 581,338 stock options vests as to 25% of the underlying award on the one year anniversary of the grant date and as to 1/36 of the underlying award every month thereafter for three years.

11/6/2008	Warrant to purchase 37,048 shares was fully vested as of the grant date.

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

Grant Date	Vesting Schedule for Mr. Betti-Berutto
6/17/11	The grant will be vested as to 25% of the underlying award on the first anniversary of the grant date and as to 1/36 of the underlying award every month thereafter for three years.

2/3/11	The grant vested as to 25% of the underlying award on the first anniversary of the grant date and as to 1/36 of the underlying award every month thereafter for three years.

10/27/10
The vesting of 46,518 shares of the grant of 139,554 stock options was subject to our meeting certain financial goals for the first two quarters of 2011.  As the Board of directors determined that the underlying goals were satisfied, 11,630 shares of the underlying award were vested on July 27, 2011, and an additional 34,888 shares will vest on a monthly basis thereafter over a 39 month period; in addition 23,259 shares of the underlying award vested on October 27, 2011, and the remaining 69,777 shares of the stock options will vest on a monthly basis thereafter over a 36 month period.

3/17/10
In total Mr. Betti-Berutto was granted 162,000 options on 3/17/10. 61,500 stock options vested as to 25% of the underlying award on the first anniversary of the grant date and as to 1/36 of the remaining options every month thereafter for three years. An additional 40,000 options were vested on April 1, 2011 as the average closing price of the Company’s common stock during March 2011 was greater than $2.50; an additional 43,000 options will vest on April 1, 2012 if the average closing price of the Company’s common stock during March 2012 is equal to or greater than $3.50; if not, then these options will be cancelled; and an additional 17,500 options will vest on April 1, 2013 if the average closing price of the Company’s common stock during March 2013 is equal to or greater than $5.00; if not, then these options will be cancelled.

11/9/2009	The grant of 38,011 stock options vested as to 25% of the underlying award on the one year anniversary of the grant date and as to 1/36 of the underlying award every month thereafter for three years.

3/19/2009	The grant of 36,025 stock options vested as to 25% of the underlying award on the one year anniversary of the grant date and as to 1/36 of the underlying award every month thereafter for three years.

12/16/2008	The grant of 238,913 stock options vested as to 25% of the underlying award on the one year anniversary of the grant date and as to 1/36 of the underlying award every month thereafter for three years.

11/6/2008	Warrant to purchase 22,900 shares was fully vested as of the grant date.

8/1/2007
The grant of 68,200 stock options vested as to 25% of the underlying award on the first anniversary of the grant date and as to 1/36 of the underlying award every month thereafter for three years, and then 50% of the unvested option were fully vested upon the closing of the GigOptix LLC merger with Lumera Corporation and the other 50% vested on 12/31/2009. The grant of 44,412 stock options was fully vested on the grant date.

Grant Date	Vesting Schedule for Mr. Sacks
6/17/11	The grant will be vested as to 25% of the underlying award on the first anniversary of the grant date and as to 1/36 of the underlying award every month thereafter for three years.

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

On June 17, 2011, we entered into an employment agreement with Mr. Sacks. The employment agreement sets forth certain provisions regarding annual salary, bonus and eligibility for health benefits among other provision. According to the terms of the agreement, if the executive officer’s employment terminates because of death or disability, he (or his estate) is entitled to his annual bonus (pro rata based on amount of time employed), six months of continued salary and continued health benefits (or the cash value in the case of death). In the event of termination by us for reasons other than cause (as defined in the agreement) or termination by the executive officer for good reason (as defined in the agreement), the executive officer is entitled to his annual bonus (pro rata based on amount of time employed), six months of continued salary, vesting of 100% of the executive officer’s outstanding unvested equity awards and continued health benefits. The employment agreement has no special provisions for terminations in connection with a change in control.

We have entered into an employment agreement with Mr. Betti-Berutto. The employment agreement sets forth certain provisions regarding annual salary, bonuses and eligibility for health benefits among other provision. According to the terms of the agreement, if the executive officer’s employment terminates because of death or disability, he (or his estate) is entitled to his annual bonus (pro rata based on amount of time employed), six months of continued salary and continued health benefits (or the cash value in the case of death). In the event of termination by us for reasons other than cause (as defined in the agreement) or termination by the executive officer for good reason (as defined in the agreement), the executive officer is entitled to his annual bonus (pro rata based on amount of time employed), six months of continued salary, vesting of 25% of the executive officer’s outstanding unvested equity awards and continued health benefits. The employment agreement has no special provisions for terminations in connection with a change in control.

The GigOptix, Inc. 2008 Equity Incentive Plan contains certain provisions for change in control transactions. In the event of a Covered Transaction (as defined in the plan), the outstanding awards must either be assumed or substituted by the successor company or will be fully accelerated prior to the closing of the Covered Transaction.

Director Compensation

The following table sets forth the compensation earned for services performed for us as a director by each member of our board of directors, other than any directors who are also our named executive officers, during the fiscal year ended December 31, 2011.

2011 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
C. James Judson (2)	—	$64,683	$64,683
Kimberly D.C. Trapp	—	$59,086	$59,086
Neil J. Miotto	—	$64,683	$64,683
John J. Mikulsky		$117,036	$117,036
Frank Schneider		$117,036	$117,036
Joseph J. Lazzara		$117,036	$117,036

(1)
The amounts represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 9-Stockholders’ Equity , to our audited financial statements for the fiscal year ended December 31, 2011 included in this Annual Report on Form 10-K.

(2)
C. James Judson resigned as a member of our board of directors effective November 21, 2011.  As provided in the agreement with the Company related to his resignation, the vesting for each of Mr. Judson’s options to purchase Company stock (other than performance-based options for 7,500 shares issued on March 17, 2010)  accelerated to the extent not already vested, and Mr. Judson will have the full term of such options’ vesting period in which to exercise such options, rather than a three-month period post-resignation

As of December 31, 2011, each current director held option awards as follows:

Name	Aggregate Number of Shares Underlying Stock Options (#)
Kimberly D.C. Trapp	169,776
Neil J. Miotto	193,600
John J. Mikulsky	40,000
Frank Schneider	137,500
Joseph J. Lazzara	40,000

Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our common stock as of March 2, 2012 by:

—	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

—	each of our named executive officers and directors; and

—	all our executive officers and current directors, as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.  Applicable percentages are based on 21,545,724 shares of our common stock outstanding as of March 2, 2012, adjusted as required by such rules.  As provided by such rules, shares of our common stock issuable pursuant to options to purchase or other rights to acquire shares of common stock that are exercisable within 60 days of March 2, 2012 are deemed to be both beneficially owned by the person holding such options and outstanding for the purpose of computing ownership of such person, but are not treated as outstanding for the purpose of computing the ownership of any other person.  Except as indicated by footnote, to our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.  The information contained in the following table is not necessarily indicative of beneficial ownership for any other purpose and the inclusion of any shares in the table does not constitute an admission of beneficial ownership of those shares.

	Beneficial Ownership of Our Common Stock as of March 2, 2012 Common Stock (1)
	Shares	Percent of Class
5% Stockholders
DBSI Liquidating Trust (2)	1,942,524	8.6%
Empire Capital Management, L.L.C. (3)	1,920,000	8.9%
Lloyd I. Miller, III (4)	1,866,633	8.7%
ACT Capital Management LLLP (5)	1,700,000	7.9%
Named Executive Officers and Directors
Dr. Avi Katz (6)	1,584,228	6.9%
Andrea Betti-Berutto (6)	553,134	2.5%
Curt Sacks (6)	23,942	*
Kimberly D.C. Trapp (6)	91,726	*
Neil J. Miotto (6)	114,692	*
John J. Mikulsky (6)	103,205	*
Frank Schneider (6)	102,271	*
Joseph J. Lazzara (6)	13,743	*
All current directors and executive officers as a group (9 persons)	2,840,968	13.2%

*	Represents less than 1% of our outstanding common stock.
(1)	Unless otherwise indicated, each person’s address is c/o GigOptix, Inc., 130 Baytech Drive, San Jose, California 95134.
(2)
According to a Schedule 13G filed with the SEC on January 25, 2012, Conrad Myers, Liquidating Trustee (the “Trustee”) of the DBSI Liquidating Trust (the “Trust”), is acting under the terms and conditions of the DBSI Liquidating Trust Agreement and Declaration of Trust dated October 29, 2010, by and among DBSI Consolidated Debtors, as substantively consolidated debtors and debtors in possession under the “Second Amended Joint Chapter 11 Plan of Liquidation filed by the Chapter 11 Trustee and the Official Committee of Unsecured Creditors” (the “Plan of Liquidation”), confirmed by Order dated October 29, 2010 in the Chapter 11 Cases In re DBSI, Inc. et al., Case No. 08-12687 (PJW), the United States Bankruptcy Court, District of Delaware.  Pursuant to the Plan of Liquidation, the Trust now holds 942,524 shares of our common stock and warrants that are currently exercisable with respect to 1,000,000 shares of our common stock.  The Trustee disclaims beneficial ownership of such shares and warrants. The address for the Trust and the Trustee is 6327 SW Capitol Hwy, PMB 221, and Portland, Oregon 97239.

(3)
The information as to Empire Capital Management, L.L.C. is derived from a Schedule 13G/A filed with the SEC on February 14, 2012. Empire Capital Management, LLC, a Delaware limited liability company ("Empire Management") serves as the investment manager to and has investment discretion over the securities held by the Empire Investment Funds and the Charter Oak Funds.  Empire GP serves as the general partner of Empire Onshore.  Empire GP has retained Empire Management to serve as investment manager to Empire Onshore.  Mr. Scott A. Fine and Mr. Peter J. Richards are the only Managing Members of Empire Management and the only Managing Partners of Empire GP.  Both Mr. Fine and Mr. Richards disclaim beneficial ownership of the shares of Common Stock reflected in this filing, except with respect to any pecuniary interest in such securities. The address of the business office of Empire Capital Management, L.L.C. is 1 Gorham Island, Suite 201, and Westport, CT 06880.

(4)
The information as to Lloyd I. Miller, III is derived from a Schedule 13D filed with the SEC on January 3, 2012.  Mr. Miller’s principal business address is 222 Lakeview Avenue, Suite 160-365, West Palm Beach, Florida 33401.

(5)
The information as to ACT Capital Management LLLP is derived from a Schedule 13G filed with the SEC on January 31, 2012.  Amir L. Ecker and Carol G. Frankenfield are the General Partners of ACT Capital Management, LLLP.  Investment decisions made on behalf of ACT Capital Management, LLLP are made primarily by its General Partners. The principal business address is 2 Radnor Corporate Center, Suite 111, Radnor, PA 19087.

(6)
Includes options to purchase shares of common stock exercisable within 60 days of March 2, 2012 as follows:  1,486,380 for Dr. Katz; 530,234 for Mr. Betti-Berutto; 0 for Mr. Sacks; 254,027 for Ms. Tipton; 91,726 for Ms. Trapp; 97,692 for Mr. Miotto, 0 for Mr. Mikulsky, 62,271 for Mr. Schneider; and 0 for Mr. Lazzara. Also includes warrants to purchase shares of common stock exercisable within 60 days of March 2, 2012 as follows: 22,900 for Mr. Betti-Berutto and 37,048 for Dr. Katz.

(7)
Includes shares held by the following individuals as of March 2, 2012: Dr. Avi Katz, Andrea Betti-Berutto, Julie Tipton, Curt Sacks, Joseph J. Lazzara, John J. Mikulsky, Neil J. Miotto, Frank Schneider and Kimberly D.C. Trapp. Mr. Sacks was appointed as our Senior Vice President and Chief Financial Officer effective June 17, 2011 as of the closing date of our acquisition of Endwave Corporation. Ms. Tipton is GigOptix’ Senior Vice President of Operations.

(8)	Mr. Lazzara and Mr. Mikulsky were appointed to our Board of Directors effective June 17, 2011 as of the closing date of our acquisition of Endwave Corporation.
(9)
Dr. Katz exceeded 5% beneficial ownership of our common stock on August 18, 2011, as reported in his Schedule 13D filed on August 19, 2011, and as amended in his Schedule 13D/A filed on January 5, 2012.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Director Independence

The board of directors has determined that Ms. Trapp, Mr. Miotto, Mr. Frank Schneider and Mr. Lazzara are “independent” directors.

We use the independence standards set forth by Rule 5605(a) (2) of the Nasdaq Listing Rules. In reviewing the independence of our directors against these standards, we consider relationships and transactions between each director and members of the director’s family with us and our affiliates. Each member of the two standing committees of our board of directors, the Audit Committee and the Compensation Committee, is independent as defined by Rule 5605(a)(2) of the Nasdaq Listing Rules, and each member of the Audit Committee is also independent as defined by Rule 10A-3(b)(1) under the Securities and Exchange Act. We do not have a separately designated nominating committee.  Directors are nominated by the independent directors of the board of directors.

Certain Relationships And Related Transactions

As a result of the acquisition of ChipX on November 9, 2009, National Instruments Corporation, a former stockholder of ChipX, held 1,066,270 shares of our common stock or 4.9% of our common stock as of December 31, 2011. We generated revenue of $2.6 million and $1.6 million from sales to National Instruments Corporation during the years ended December 31, 2011 and 2010, respectively. On October 4, 2011, National Instruments filed a complaint against ChipX and GigOptix in the District Court of Travis County pertaining to two sales contracts to which National Instruments was a purchaser of products sold by ChipX.  GigOptix is not a party to either contract.  Prior to the filing of the complaint, the parties had been in discussions regarding the pricing of the products sold under these contracts, the number of products to be sold, and the length of period of time during which the products would be sold.  National Instruments’ complaint sought a declaration that it was not in material breach of one of the contracts, as ChipX had asserted, that ChipX could not modify the prices in the contracts, that National Instruments could purchase products sold under one of the contracts directly from a supplier, and that GigOptix was not entitled to any damages from National Instruments as it is not a party to the contracts.  The complaint also sought unspecified damages for alleged breach of contract by ChipX.  ChipX and GigOptix never responded to the complaint, or filed a cross-complaint against National Instruments.  The parties have now settled the matter.  Pursuant to the terms of the settlement, National Instruments has paid ChipX $500,000 to license rights from ChipX which will enable National Instruments to manufacture the products sold under one of the contracts, National Instruments will make one last purchase in the amount of $3,500,000 of such products from ChipX to be fulfilled during 2012, and National Instruments shall have the right to purchase products sold under the other contract directly from the supplier in exchange for a royalty which the supplier will pay to ChipX.

Item 14.	Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed by Grant Thornton, LLP for auditing and other services provide to GigOptix for the fiscal years 2011 and 2010 and by PricewaterhouseCoopers LLP for auditing and other services provided to GigOptix for the fiscal year 2011 and 2010.

	Grant Thornton, LLP		PricewaterhouseCoopers, LLP
	2011	2010	2011	2010
Audit Fees (1)	$435,000	$499,900	$--	$365,500
Audit-Related Fees (2)	218,800	--	128,200	--
Tax Fees (3)	--	--	--	--
All Other Fees	--	--	--	--

(1)
Audit fees include fees for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in our Forms 10-Q and other services normally provided by accountants in connection with statutory and regulatory filings or engagements for those fiscal years.

(2)
Included in audit related fees for 2011 is $128,200 related to professional services rendered by PricewaterhouseCoopers LLP in connection with our acquisition of Endwave and associated regulatory filings. $218,800 related to due diligence services and associated regulatory filings rendered by Grant Thornton, LLP in connection with our acquisition of Endwave.

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

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee pre-approves all audit services and all permitted non-audit services by the independent registered public accounting firm. The Audit Committee evaluates whether our use of the independent registered public accounting firm for permitted non-audit services is compatible with maintaining the independence of the independent registered public accounting firm. The Audit Committee’s policies prohibit us from engaging the independent registered public accounting firm to provide any services relating to bookkeeping or other services related to accounting records or financial statements, financial information systems design and implementation, appraisal or valuation services, fairness opinions or contribution-in-kind reports, actuarial services, or internal audit outsourcing services unless it is reasonable to conclude that the results of these services will not be subject to audit procedures. The Audit Committee’s policies prohibit us from engaging the independent registered public accounting firm to provide any services relating to any management function, expert services not related to the audit, legal services, broker-dealer, investment adviser, or investment banking services or human resource consulting. The Audit Committee approved in advance all fees for services provided by our independent registered public accounting firm, Grant Thornton LLP, for the year ended December 31, 2011 and 2010 and has concluded that the provision of these services is compatible with the accountants’ independence.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a) Documents filed as part of the report

(1) Financial Statements

Consolidated Balance Sheets – December 31, 2011 and 2010

Consolidated Statement of Operations – Years Ended December 31, 2011 and 2010

Consolidated Statements of Stockholders’ Equity– Years Ended December 31, 2011 and 2010

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010

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
Dr. Avi S. Katz, Chief Executive Officer and Chairman of the Board

Date: March 27, 2012

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Dr. Avishay S. Katz, as his true and lawful attorney-in-fact and agent, with power to act with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorney and agent may deem necessary or desirable to enable the registrant to comply with the U.S. Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission thereunder in connection with the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Annual Report”), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his capacity as a director or officer of the registrant, to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorney and agent shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/S/ DR. AVI S. KATZ	Chief Executive Officer and Chairman of the Board	March 27, 2012
Dr. Avi S. Katz	(Principal Executive Officer)

/S/ CURT SACKS	Chief Financial Officer	March 27, 2012
Curt Sacks	(Principal Financial and Principal Accounting Officer)

/S/ KIMBERLY D.C. TRAPP	Director	March 27, 2012
Kimberly D.C. Trapp
March 27, 2012
/S/ NEIL J. MIOTTO	Director
Neil J. Miotto

/S/ FRANK W. SCHNEIDER	Director	March 27, 2012
Frank Schneider

/S/ JOHN J. MIKULSKY	Director	March 27, 2012
John J. Mikulsky

/S/ JOSEPH J. LAZZARA	Director	March 27, 2012
Joseph J. Lazzara

EXHIBIT INDEX

Exhibit Number	Description

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

3.2	Amended and Restated Bylaws of the Registrant. Filed previously with the Registrant’s Current Report on Form 8-K filed on June 4, 2009.

3.3	Certificate of Designation of Series A Junior Preferred Stock. Filed previously with the Registrant’s Registration Statement on Form 8-A filed on December 2011, SEC File No. 000-54572.

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

4.3
Warrant issued by GigOptix, Inc. to Bridge Bank, N.A. on April 7, 2010 in connection with the Loan and Security Agreement.  Filed previously with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on March 3, 2011.

4.4
Warrant for 500,000 shares of GigOptix common stock at $2.60 per share, dated April 8, 2011 between GigOptix, Inc. and the DBSI Liquidating Trust. Filed previously with the Registrant’s Current Report on Form 8-K filed on April 8, 2011.

4.5
Warrant for 500,000 shares of GigOptix common stock at $3.00 per share, dated April 8, 2011 between GigOptix, Inc. and the DBSI Liquidating Trust.  Filed previously with the Registrant’s Current Report on Form 8-K filed on April 8, 2011.

4.6
Rights Agreement, dated as of December 16, 2011, between GigOptix, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent, including the Summary of Rights as Exhibit A, the Form of Rights Certificate as Exhibit B and the Certificate of Designation of Series A Junior Preferred Stock as Exhibit C.  Filed previously with the Registrant’s Registration Statement on Form 8-A filed on December 2011, SEC File No.  000-54572.

10.1	2000 Stock Option Plan of Lumera Corporation. Filed previously with Amendment No. 1 to Lumera Corporation’s Registration Statement on Form S-1 filed on June 24, 2004.

10.2
GigOptix, Inc. Amended and Restated 2008 Equity Incentive Plan. Filed previously as Appendix A to the Registrant's Proxy Statement on Schedule 14-A filed on September 29, 2011, SEC File No. 333-153362.

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

10.23
Registration Rights Agreement, dated June 30, 2010, by and between GigOptix, Inc. and James R. Zazzali, as trustee for the Chapter 11 debtors in the matter In re: DBSI, Inc., et al., Case No. 08-12687, pends in the United States Bankruptcy Court for the District of Delaware.  Filed previously with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on March 3, 2011.

10.24
Amendment to Registration Rights Agreement dated January 11, 2011, by and between GigOptix, Inc. and Conrad Myers, as Liquidating Trustee for the DBSI Liquidating Trust, as successor-in-interest to the Chapter 11 Debtors the matter In re: DBSI, Inc., et al., Case No. 08-12687, filed in the United States Bankruptcy Court for the District of Delaware.  Filed previously with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on March 3, 2011.

10.25
Settlement Agreement and Release, dated April 8, 2011 between Conrad Myers as Liquidating Trustee of the DBSI Liquidating Trust, James R. Zazzali as Trustee of the DBSI Estate Litigation Trust, GigOptix, Inc., GigOptix LLC and Joerg Wieland.  Filed previously with the Registrant’s Current Report on Form 8-K filed on April 8, 2011.

10.26
Lease Agreement, by and between Legacy Partners I San Jose, LLC and Endwave Corporation, dated May 24, 2006, as amended by: (i) that certain First Amendment to Lease Agreement, by and between Legacy Partners I San Jose, LLC and Endwave Corporation, dated as of September 11, 2006; (ii) that certain Second Amendment to Lease Agreement, by and between Legacy Partners I San Jose, LLC and Endwave Corporation, dated as of December 6, 2006; (iii) that certain Third Amendment to Lease Agreement dated as of April 12, 2007, by and between Legacy Partners I San Jose, LLC and Endwave Corporation; and (iv) that certain Fourth Amendment to Lease Agreement dated as of June 17, 2011, by and between Legacy Partners I San Jose, LLC and GigOptix, Inc.  Filed previously with the Registrant’s Current Report on Form 8-K filed on June 21, 2011.

10.27	Employment Agreement, by and between GigOptix, Inc. and Curt P. Sacks, dated as of June 17, 2011. Filed previously with the Registrant’s Current Report on Form 8-K filed on June 21, 2011.

10.28	Form of Indemnification Agreement. Filed previously with the Registrant’s Current Report on Form 8-K filed on June 21, 2011.

10.29	Agreement between Mr. Judson and GigOptix, Inc., dated as of November 21, 2011. Filed previously with the Registrant’s Current Report on Form 8-K filed on November 28, 2011.

10.30
Amended and Restated Loan and Security Agreement, dated December 9, 2011 between GigOptix, Inc., ChipX, Incorporated, Endwave Corporation and Silicon Valley Bank.  Filed previously with the Registrant’s Current Report on Form 8-K filed December 13, 2011.

10.31*	Comprehensive Settlement Agreement and Mutual Release of Claims between GigOptix, Inc., ChipX, Incorporated and National Instruments Corporation, dated December 21, 2011.†

10.32*	Amendment No. 1 to Comprehensive Settlement Agreement and Mutual Release of Claims between GigOptix, Inc., ChipX, Incorporated and National Instruments Corporation, dated February 14, 2012.†

21*	Subsidiaries of the registrant.

23.1*	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.

24.1*	Powers of Attorney (included on the signature pages hereto)

31.1*	Chief Executive Officer certification pursuant to Rule 13a-14(a)/15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer certification pursuant to Rule 13a-14(a)/15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
†
Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.