Form 10-Q
period 2012-04-01
GigOptix, Inc.
filed 2012-05-16
CIK 1432150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2012

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

Commission file number: 001-35520

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

The number of shares of Common Stock outstanding as of May 11, 2012, the most recent practicable date prior to the filing of this Amended Quarterly Report on Form 10-Q, was 21,702,887 shares.

PART I
FINANCIAL INFORMATION
GIGOPTIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	April 1,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$15,797	$15,788
Short-term investments	-	400
Accounts receivable, net	7,050	5,625
Inventories	2,546	2,220
Prepaid and other current assets	432	298
Total current assets	25,825	24,331
Property and equipment, net	4,534	4,488
Intangible assets, net	5,028	5,281
Goodwill	9,860	9,860
Restricted cash	258	255
Other assets	304	309
Total assets	$45,809	$44,524

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,590	$3,183
Accrued compensation	1,506	832
Line of credit	4,710	3,000
Other current liabilities	4,370	4,945
Total current liabilities	14,176	11,960
Other long term liabilities	1,096	1,250
Total liabilities	15,272	13,210
Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of April 1, 2012 and December 31, 2011	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized as of April 1, 2012 and December 31, 2011; 21,587,332 and 21,545,713 shares issued and outstanding as of April 1, 2012 and December 31, 2011, respectively	22	22
Additional paid-in capital	119,313	118,362
Accumulated deficit	(89,241)	(87,493)
Accumulated other comprehensive income	443	423
Total stockholders’ equity	30,537	31,314
Total liabilities and stockholders’ equity	$45,809	$44,524

See accompanying Notes to Condensed Consolidated Financial Statements

GIGOPTIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	April 1, 2012	April 3, 2011

Revenue
Product	$9,151	$7,052
Government contract	-	610
Total revenue	9,151	7,662

Cost of revenue
Product	4,178	3,651
Government contract	-	180
Total cost of revenue	4,178	3,831
Gross profit	4,973	3,831

Research and development expense	3,383	2,390
Selling, general and administrative expense	2,807	2,623
Restructuring expense	207	-
Merger-related expense	-	1,107
Special litigation-related expense	141	-
Shareholder settlement expense	-	1,064
Total operating expenses	6,538	7,184
Loss from operations	(1,565)	(3,353)
Interest expense, net	(152)	(96)
Other expense, net	(15)	12
Net loss before income taxes	(1,732)	(3,437)
(Provision) benefit for income taxes	(16)	(5)
Net loss	$(1,748)	$(3,442)

Net loss per share - basic and diluted	$(0.08)	$(0.28)
Shares used in computing basic and diluted net loss per shares	21,555	12,255

See accompanying Notes to Condensed Consolidated Financial Statements

GIGOPTIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended
	April 1, 2012	April 3, 2011
Net loss	$(1,748)	$(3,442)
Other comprehensive income, net of tax
Foreign currency translation adjustment	74	(73)
Change in pension liability in connection with actuarial gain	(54)	-
Other comprehensive income	20	(73)
Comprehensive loss	$(1,728)	$(3,515)

See accompanying Notes to Condensed Consolidated Financial Statements

GIGOPTIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended
	April 1,	April 3,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,748)	$(3,442)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	994	544
Stock-based compensation	738	676
Non-cash litigation settlement	-	1,064
Non-cash restructuring expense	132	-
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	(1,385)	118
Inventories	(311)	(34)
Prepaid and other current assets	(222)	(8)
Other assets	4	59
Accounts payable	395	(66)
Accrued restructuring	(55)	-
Accrued compensation	674	-
Accrued and other liabilities	(472)	1,236
Other non-current liabilities	(38)	11
Net cash (used in) provided by operating activities	(1,294)	158
Cash flows from investing activities:
Proceeds from sale and maturity of investments	400	-
Purchases of property and equipment	(657)	(55)
Change in restricted cash	-	100
Net cash (used in) provided by investing activities	(257)	45
Cash flows from financing activities:
Proceeds from issuance of stock	81	22
Proceeds from line of credit	4,710	1,750
Repayment of line of credit	(3,000)	(2,107)
Repayment of short-term loan	-	(89)
Repayment of capital lease	(190)	(58)
Net cash provided by (used in) financing activities	1,601	(482)
Effect of exchange rates changes on cash and cash equivalents	(40)	(86)
Net increase (decrease) in cash and cash equivalents	9	(365)
Cash and cash equivalents at beginning of period	15,788	4,502
Cash and cash equivalents at end of period	$15,797	$4,137
Supplemental disclosure of cash flow information
Interest paid	$152	$101

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

GigOptix, Inc. (“GigOptix” or the “Company”), the successor to GigOptix LLC, was formed as a Delaware corporation in March 2008 in order to facilitate a combination between GigOptix LLC and Lumera Corporation (“Lumera”). Before the combination, GigOptix LLC acquired the assets of iTerra Communications LLC in July 2007 (“iTerra”) and Helix Semiconductors AG (“Helix”) in January 2008. On November 9, 2009, GigOptix acquired ChipX, Incorporated (“ChipX”). On June 17, 2011, GigOptix acquired Endwave Corporation (“Endwave”). As a result of the acquisitions, Helix, Lumera, ChipX, and Endwave all became wholly owned subsidiaries of GigOptix.

Basis of Presentation

The Company’s fiscal year ends on December 31. For quarterly reporting, the Company employs a four-week, four-week, five-week reporting period. The first quarter of 2012 ended on Sunday, April 1, 2012. The first quarter of fiscal 2011 ended on Sunday, April 3, 2011. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements as of April 1, 2012 and for the three months ended April 1, 2012 and April 3, 2011, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X, and include the accounts of the Company and all of its subsidiaries. Accordingly, they do not include all of the information and footnotes required by such accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and those related to the acquisition of Endwave) considered necessary for a fair presentation of the Company’s consolidated financial position and operations have been included. The condensed consolidated results of operations for the three months ended April 1, 2012 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2012.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported periods. These judgments can be subjective and complex, and consequently, actual results could differ materially from those estimates and assumptions. Descriptions of these estimates and assumptions are included in the Company’s Annual Report for the year ended December 31, 2011 on Form 10-K (the “2011 Form K”) and the Company encourages you to read its 2011 Form 10-K for more information about such estimates and assumptions.

NOTE 2—BALANCE SHEET COMPONENTS

Accounts receivable, net, consisted of the following (in thousands):

	April 1, 2012	December 31, 2011
Billed accounts receivable	$6,921	$5,503
Unbilled accounts receivable	541	479
Allowance for doubtful accounts	(412)	(357)
	$7,050	$5,625

Property and equipment, net consisted of the following (in thousands, except depreciable life):

	Life	April 1,	December 31,
	(In years)	2012	2011
Network and laboratory equipment	3 – 5	$10,186	$8,839
Computer software and equipment	2 – 3	2,658	3,125
Furniture and fixtures	3 –10	176	169
Office equipment	3 – 5	108	106
Leasehold improvements	1 – 5	190	179
Construction-in-progress	—	235	389
		13,553	12,807
Accumulated depreciation and amortization		(9,019)	(8,319)
Property and equipment, net		$4,534	$4,488

For the three months ended April 1, 2012 and April 3, 2011, depreciation and amortization expense related to property and equipment was $651,000 and $381,000, respectively.

Inventories consisted of the following (in thousands):

	April 1, 2011	December 31, 2011
Raw materials	$1,096	$1,334
Work in process	506	237
Finished goods	944	649
	$2,546	$2,220

Accrued and other current liabilities consisted of the following (in thousands):

	April 1, 2012	December 31, 2011

Amounts billed to the U.S. government in excess of approved rates	$1,154	$1,154
Customer deposits	522	523
Restructuring liabilities, current portion	403	458
Capital lease obligation, current portion	464	436
Deferred revenue	108	31
Warrants liability	37	21
Other	1,682	2,322
	$4,370	$4,945

NOTE 3—FAIR VALUE

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of April 1, 2012 and December 31, 2011 (in thousands):

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
April 1, 2012:
Assets:
Cash equivalents:
Money market funds	$9,604	$9,604	$-	$-
	$9,604	$9,604	$-	$-
Current liabilities:
Liability warrants	$37	$-	$-	$37

December 31, 2011:
Assets:
Cash equivalents:
Money market funds	$9,199	$9,199	$-	$-
Short-term investments:
United States government agencies	400	-	400	-
	$9,599	$9,199	$400	$-
Current liabilities:
Liability warrants	$21	$-	$-	$21

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

For the period ended April 1, 2012, the Company did not have any significant transfers between Level 1 and Level 2.

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

Liability Warrants

In connection with a November 2009 loan and security agreement with Bridge Bank and a January 2010 secured line of credit facility with Agility Capital, the Company issued warrants to both Bridge Bank and Agility Capital. Certain provisions in the warrant agreements provided for down-round protection if the Company raised equity capital at a per share price which was less than the per share price of the warrants. Such down-round protection also requires the Company to classify the value of the warrants as a liability on the issuance date and then record changes in the fair value through the statement of operations for each reporting period until the warrants are either exercised or cancelled. The fair value of the liability is recalculated and adjusted each quarter with the differences being charged to income. The fair value of these warrants was determined using a Monte Carlo simulation, which requires the use of significant unobservable inputs.  As a result, these warrants are classified as Level 3 financial instruments. On July 7, 2010 the Company raised additional equity through an offering of 2,760,000 shares at $1.75 per share, thus triggering the down-round protection and adjustment of the number of warrants in each warrant agreement.

The following table summarizes the warrants subject to liability accounting as of April 1, 2012 (see also Note 5):

								Three Months Ended April 1, 2012
Holder	Original Warrants	Adjusted Warrants	Grant Date	Expiration Date	Price per Share	Fair Value April 1, 2012	Fair Value December 31, 2011	Exercise of Warrants	Change in Fair Value	Related Agreement
Bridge Bank	20,000	22,671	4/7/2010	7/7/2017	3.32	37,099	21,058	-	16,041	Credit Agreement

The change in the fair value of the Level 3 liability warrants during the three months ended April 1, 2012 is as follows (in thousands):

Fair value at December 31, 2010	$522
Exercise of warrants	(480)
Change in fair value	(21)
Fair value at December 31, 2011	$21
Change in fair value	16
Fair value at April 1, 2012	$37

NOTE 4—INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of the following (in thousands):

	April 1, 2012			December 31, 2011
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$3,277	$(957)	$2,320	$3,277	$(852)	$2,425
Existing technology	3,783	(1,760)	2,023	3,783	(1,657)	2,126
Order backlog	732	(732)	-	732	(732)	-
Patents	457	(259)	198	457	(239)	218
Trade name	659	(172)	487	659	(147)	512
Total	$8,908	$(3,880)	$5,028	$8,908	$(3,627)	$5,281

The amounts shown above include items that GigOptix acquired in its purchase of Endwave in June 2011.  The newly acquired intangibles are comprised of the following (in thousands):

	Amount	Life, in Years
Customer relationships	$720	6
Existing technology	1,455	6
Order backlog	273	0.3
Trade name	83	2
Total	$2,531

For the three months ended April 1, 2012 amortization of intangible assets was as follows (in thousands):

	Three Months Ended
	April 1, 2012	April 3, 2011
Cost of revenue	$122	$66
Selling, general and administrative expense	131	97
	$253	$163

Estimated future amortization expense related to intangible assets as of April 1, 2012 is as follows (in thousands):

Years ending December 31,
2012 (remaining)	$758
2013	983
2014	893
2015	893
2016	869
Thereafter	632
Total	$5,028

As of April 1, 2012, the Company had $9.9 million of goodwill in connection with the acquisitions of ChipX and Endwave. In addition to its annual review, the Company also performs a review of the carrying value of its intangible assets if the Company believes that indicators of impairment exist. During the first quarter of 2012, there were no factors which indicated impairment. The Company performs an impairment analysis of goodwill on an annual basis or sooner if indicators of impairment exist. The Company did not record impairment on any intangibles, including goodwill for the three months ended April 1, 2012 and April 3, 2011.  In addition, the Company did not record an impairment of goodwill for the year ended December 31, 2011 and will perform its annual impairment analysis during the fourth quarter of 2012.

NOTE 5—STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Common and Preferred Stock

In December 2008, our stockholders approved an amendment to the Certificate of Incorporation to authorize 50,000,000 shares of common stock of par value $0.001. In addition, we are authorized to issue 1,000,000 shares of preferred stock of $0.001 par value of which 300,000 shares have been designated Series A Junior Preferred Stock with powers, preferences and rights as set forth in our certificate of designation dated December 16, 2011; the remainder of the shares of preferred stock are undesignated, for which the Board of Directors is authorized to fix the designation, powers, preferences and rights. As of April 1, 2012 and December 31, 2011, there were no shares of preferred stock issued or outstanding.

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

 2008 Equity Incentive Plan

In December 2008, we adopted the 2008 Equity Incentive Plan, or the “2008 Plan”, for directors, employees, consultants and advisors to us or our affiliates. Under the 2008 Plan, 2,500,000 shares of common stock were reserved for issuance upon the completion of merger with Lumera on December 9, 2008. On January 1 of each year, starting in 2009, the aggregate number of shares reserved for issuance under the 2008 Plan increase automatically by the lesser of (i) 5% of the number of shares of common stock outstanding as of our immediately preceding fiscal year, or (ii) a number of shares determined by the Board of Directors. The maximum number of shares of common stock to be granted is up to 21,000,000 shares. Forfeited options or awards generally become available for future awards. As of December 31, 2011, our stockholders had approved 12,833,679 shares for future issuance. On January 1, 2012, there was an automatic increase of 1,077,286 shares. As of April 1, 2012, 10,482,315 options to purchase common stock and restricted stock were outstanding and 3,106,354 shares are authorized for future issuance under the 2008 equity incentive plan.

The number of shares available for future issuance as of April 1, 2012 was as follows:

Three Months Ended April 1, 2012
Shares available for future grants under 2008 EIP as of December 31, 2011	4,285,668
Automatic increase January 1, 2012	1,077,286
Less: options and restricted stock units granted January 1, 2012 through April 1, 2012	(3,076,202)
Add back: options forfeited January 1, 2012 through April 1, 2012	819,602
Ending shares authorized for future issuance under 2008 Plan as of April 1, 2012	3,106,354

Under the 2008 Plan, the exercise price of a stock option is at least 100% of the stock’s fair market value on the date of grant, and if an ISO is granted to a 10% stockholder at least 110% of the stock’s fair market value on the date of grant. The Company has also issued restricted stock units.  Vesting periods for awards are recommended by the CEO and generally provide for stock options to vest over a four-year period and have a maximum life of ten years from the date of grant, and for restricted stock units to vest quarterly.

2007 Equity Incentive Plan

In August 2007, GigOptix LLC adopted the GigOptix LLC Equity Incentive Plan, or the "2007 Plan". The 2007 Plan provided for grants of options to purchase membership units, membership awards and restricted membership units to employees, officers and non-employee directors, and upon the completion of the merger with Lumera were converted into grants of up to 632,500 shares of stock. Vesting periods are determined by our Board of Directors and generally provide for stock options to vest over a four-year period and expire ten years from date of grant. Vesting for certain shares of restricted stock is contingent upon both service and performance criteria. The 2007 Plan was terminated upon the completion of merger with Lumera on December 9, 2008 and the remaining 864 stock options not granted under the 2007 Plan were cancelled. No shares of our common stock remain available for issuance of new grants under the 2007 Plan other than for satisfying exercises of stock options granted under this plan prior to its termination. As of April 1, 2012, no shares of common stock have been reserved for issuance for new grants under the 2007 Plan and options to purchase a total of 443,825 shares of common stock and 4,125 warrants to purchase common stock were outstanding.

Lumera 2000 and 2004 Stock Option Plan

In December 2008, in connection with the merger with Lumera, the Company assumed the existing Lumera 2000 Equity Incentive Plan and the Lumera 2004 Stock Option Plan (the “Lumera Plan”). All unvested options granted under the Lumera Plan were assumed by the Company as part of the merger. All contractual terms of the assumed options remain the same, except for the converted number of shares and exercise price based on merger conversion ratio of 0.125. As of April 1, 2012, no additional options can be granted under the Lumera Plan, and options to purchase a total of 146,133 shares of common stock were outstanding.

Warrants

As of April 1, 2012, a total of 1,948,095 warrants to purchase common stock were outstanding under all warrant arrangements. Some of the warrants have anti-dilution provisions which adjust the number of warrants available to the holder such as, but not limited to, stock dividends, stock splits and certain reclassifications, exchanges, combinations or substitutions. These provisions are specific to each warrant agreement.

As of April 23, 2010, in connection with a loan and security agreement with Silicon Valley Bank, the Company granted a warrant to purchase 125,000 shares of our common stock at an exercise price equal to $4.00 per share. This warrant includes anti-dilution provisions, and may either be (i) converted, on a cashless, net settlement basis, based on the fair market value as determined pursuant to the terms of this warrant, or (ii) exercised by delivering a duly executed notice of exercise. This warrant has a term of seven years and the fair value of this warrant has been determined using a Black-Scholes option pricing model. The full fair value of the warrant has been classified as a non-current asset and as equity on the balance sheet. The fair value of the warrant was amortized over two years and was fully amortized as of April 1, 2012.

On April 8, 2011, the Company and the trustees for the DBSI Estate Litigation Trust and the DBSI Liquidating Trust (together “DBSI”) reached an agreement to settle a claim by DBSI against the Company. As part of the settlement, the Company in April 2011 issued two warrants for a total of 1 million shares of our common stock, and DBSI surrendered to the Company for cancellation all of DBSI’s previously outstanding warrants to purchase 660,473 shares of our common stock.  These new warrants became exercisable on October 8, 2011.  One of the two new warrants, for 500,000 shares of common stock, has a term of three years and an exercise price of $2.60 per share, and the other warrant, also for 500,000 shares of common stock, has a term of four years and an exercise price of $3.00 per share. The new warrants may be exercised on a cashless exercise basis. As of April 1, 2012, a total of 1,000,000 warrants to purchase common stock were outstanding related to the DBSI settlement.

In connection with the November 2009 loan and security agreement with Bridge Bank and the January 2010 secured line of credit facility with Agility Capital (see Note 3), the Company issued warrants to both Bridge Bank and Agility Capital. On February 25, 2011, Agility Capital net share exercised both of the warrants issued to it. On March 23, 2011 Bridge Bank net share exercised 114,286 warrants.  At April 1, 2012, Bridge Bank holds warrants to purchase 22,671 shares.

Stock-based Compensation Expense

The following table summarizes the Company’s stock-based compensation expense for the three months ended April 1, 2012 and April 3, 2011 (in thousands):

	Three Months Ended
	April 1, 2012	April 3, 2011
Cost of revenue	$15	$13
Research and development expense	295	225
Selling, general and administrative expense	428	438
	$738	$676

For the three months ended April 1, 2012, in addition to the $738,000 for stock-based compensation expense, the Company recorded $132,000 in restructuring expenses to accelerate the vesting of stock options (see Note 7).

As of April 1, 2012 and April 3, 2011 the total compensation cost not yet recognized in connection with unvested stock options under the Company’s equity compensation plan was approximately $9.6 million and $7.2 million, respectively. Unrecognized compensation will be amortized on a straight-line basis over a weighted-average period of approximately 3.3 and 3.1 years, respectively.

The Company generally estimates the fair value of stock options granted using a Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, including the options expected life and the price volatility of the Company’s underlying stock. Actual volatility, expected lives, interest rates and forfeitures may be different from the Company’s assumptions, which would result in an actual value of the options being different from estimated. This fair value of stock option grants is amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period.

The majority of the stock options that the Company grants to its employees provide for vesting over a specified period of time, normally a four-year period, with no other conditions to vesting.   However, the Company may also grant stock options for which vesting occurs not only on the basis of elapsed time, but also on the basis of specified company performance criteria being satisfied.  In this case, the Company makes a determination regarding the probability of the performance criteria being achieved and uses a Black-Scholes model to value the options incorporating management’s assumptions for the expected holding period, risk-free interest rate, stock price volatility and dividend yield. Compensation expense is recognized ratably over the vesting period, if it is expected that the performance criteria will be met; if the performance condition is subsequently not satisfied, then all previously recognized expense will be reversed and the options will be cancelled and returned to the option pool.

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

Stock Options with Market Conditions Granted March 17, 2010

On March 17, 2010, the Company granted 2,382,000 options, of which 1,201,000 vest over a four-year period, and the remaining 1,181,000 vest on the basis of market conditions.  The entire grant was comprised of 2,292,000 options to employees and consultants and 90,000 options to board members at an exercise price of $1.95, which was the closing price of our shares on the date of grant approval.

1,201,000 of these options will vest over 4 years with 25% vesting on the one year anniversary of the grant with the remaining options vesting at a rate of 1/36 per month over the subsequent three years. At the date of grant, the fair value per share of these options was $1.33. The total expense associated with these options is $1.6 million and the amount of expense recognized for the three months ended April 1, 2012 and April 3, 2011was as follows:

Three Months Ended
April 1, 2012	April 3, 2011
$56	$89

Below is the remaining vesting schedule for the stock options with market conditions.

472,400 shares, less the shares cancelled for the terminated employees, vested on April 1, 2011 as the result of the average share price during March 2011 being $3.01, which exceeded a $2.50 March 2011 average price per share requirement. The fair value per share of these options was $1.05, at the grant date, and the total expense associated with these options was $496,000.  These options were amortized over one year.

472,400 shares, less the shares cancelled for the terminated employees, were cancelled on April 1, 2012. Although the average share price during March 2012 was below the specified price of $3.50, the Company recognized the expense because there was a market condition. The fair value per share of these options was $1.01, at the grant date, and the total expense associated with these options was $477,000.  These options were amortized over two years.

236,200 shares, less the shares cancelled for the terminated employees, will vest on April 1, 2013 if the average share price during March 2013 is at or above $5.00. The fair value per share of these options was $1.01, at the grant date, and the total expense associated with these options is $239,000.  These options are being amortized over three years.

For all of the stock options with market conditions granted on March 17, 2010, the amount of expense recognized for the three months ended April 1, 2012 and April 3, 2011 was as follows:

Three Months Ended
April 1, 2012	April 3, 2011
$50	$174

The fair value of the Company’s stock options granted to employees was estimated using the following weighted-average assumptions:

	Three Months Ended
	April 1, 2011	April 3, 2011
Valuation model	Black-Scholes	Black-Scholes
Expected term	6.08 years	6.25 years
Expected volatility	75%	70%
Expected dividends	0%	0%
Risk-free interest rate	1.33%	2.65%
Weighted-average fair value	$ 1.76	$ 1.62%

Expected Term—Expected term used in the Black-Scholes valuation method represents the period that the Company’s stock options are expected to be outstanding and is measured using the technique described in SEC Staff Accounting Bulletin No.107.

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

Stock Option and Restricted Stock Unit Activity

The following is a summary of option and restricted stock unit activity for the Company’s equity incentive plans, including both the 2008 Plan and other prior plans for which there are outstanding options but no new grants since the 2008 Plan was adopted:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term, Years
Outstanding, December 31, 2011	8,495,725	$2.58
Granted	3,076,202	2.13
Exercised	(41,619)	1.95
Forfeited/expired	(458,035)	2.27
Ending balance, April 1, 2012	11,072,273	$2.47	8.47

Exercisable, April 1, 2012	4,128,455	$2.85	7.13

The aggregate intrinsic value of options outstanding, based on the fair value of the underlying stock options as of April 1, 2012 and April 3, 2011 was approximately $7.2 million and $5.5 million, respectively. The aggregate intrinsic value reflects the difference between the exercise price of the underlying stock options and the Company’s closing share price of $2.78 as of April 1, 2012 and $2.65 as of April 3, 2011.

The Company granted 628,669 restricted stock units on March 27, 2012. On the date of grant for the restricted stock units, the Company’s stock price closed at $2.70. The restricted stock units will vest on the following dates: May 10, 2012, August 10, 2012, November 9, 2012 and March 1, 2013.   Upon vesting, a restricted stock unit is converted to an actual share of common stock.

As of April 1, 2012, the weighted-average remaining contractual term for the restricted stock units outstanding was 1 year.

NOTE 6—CREDIT FACILITIES

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

The amount outstanding on the line of credit as of April 1, 2012 was $4,710, 000.  On April 2, 2012, the Company repaid the entire $4,710, 000 to Silicon Valley Bank.

The December 9, 2011 loan and security agreement amended and restated a prior loan and security agreement with Silicon Valley Bank from April 23, 2010. In connection with that April 23, 2010 loan and security agreement, Silicon Valley Bank had also made available a term loan in an amount up to $400,000. The term loan was repayable in eighteen equal monthly installments and interest is fixed at a rate per annum of 9.0%. This term loan was repaid on October 3, 2011.

NOTE 7—RESTRUCTURING

During the first of quarter of 2012, the Company undertook restructuring activities to reduce its expenses.  The components of the restructuring charge included severance, benefits, payroll taxes, expenses associated with the acceleration of stock options and other costs associated with employee terminations. The net charge for these restructuring activities was $207,000.

In July 2011, the Company vacated its headquarters facilities in Palo Alto, California and relocated to Endwave’s facilities in San Jose, California.  The Company has lease obligations through December 2013 for the Palo Alto facilities.  In connection with the Company’s vacating the Palo Alto facilities, the Company recognized $769,000 of restructuring expenses in July 2011.

On June 17, 2011, the Company completed its acquisition of Endwave Corporation.   The Company determined that certain restructuring expenses, in the amount of $3.1 million, incurred by Endwave Corporation in anticipation of the acquisition and prior to the close of the transaction, should be recorded as an expense by GigOptix in its second quarter of 2011 consolidated statement of operations. Of the total $3.1 million of restructuring expense incurred by Endwave prior to the close of the transaction, $2.1 million remained in Endwave’s restructuring liabilities at the close of the acquisition and $1.0 million had been paid out by Endwave prior to the close of the acquisition transaction. GigOptix also assumed $468,000 of accrued restructuring from Endwave unrelated to restructuring activity incurred in anticipation of the acquisition transaction.  GigOptix recorded $3.1 million in restructuring charges in the second quarter of 2011 originally incurred by Endwave in anticipation of the acquisition as noted above. GigOptix paid out $841,000 related to restructuring during the second quarter of 2011 and adjusted additional paid in capital by $1.0 million for the restructuring charges originally incurred by Endwave that were paid out prior to the close of the acquisition.

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

The following is a summary of the restructuring activity (in thousands):

	Three months ended
	April 1, 2012	December 31, 2011
Beginning balance	$696	$62
Charges	207	-
Uses and adjustments	(263)	(28)
Ending balance	$641	$34

As of April 1, 2012, $641,000 in accrued restructuring includes $403,000 recorded in other current liabilities and $238,000 recorded in other long term liabilities.

NOTE 8—INCOME TAXES

The Company recorded a provision for income taxes of $16,000 and $5,000 for the three months ended April 1, 2012 and April 3, 2011, respectively. The Company's effective tax rate was 1% and 0% for the three months ended April 1, 2012 and April 3, 2011, respectively. The income tax provision for the three months ended April 1, 2012 was due primarily to state and foreign income taxes due and losses in all tax jurisdictions, except Switzerland, and full valuation allowance against such losses. The Company has available net operating losses carried forward to offset the taxable income generated in Switzerland.

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such a determination, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. In order to support a conclusion that a valuation allowance in not needed, positive evidence of sufficient quantity and quality is necessary to overcome negative evidence. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding realization of the asset including lack of profitability through April 1, 2012 and the uncertainty over future operating profitability and taxable income. The Company will continue to evaluate the potential realization of the deferred tax assets on a quarterly basis.

The Company is subject to income taxes in the U.S. federal jurisdiction and various U.S. state and foreign jurisdictions. All tax years since the Company’s inception are open and may be subject to potential examination in one or more jurisdictions.

NOTE 9—SEGMENT AND GEOGRAPHIC INFORMATION

The Company has determined that it operates as a single operating and reportable segment. The following tables reflect the results of the Company’s reportable segment consistent with the management system used by the Company’s Chief Executive Officer, the chief operating decision maker.

The following table summarizes revenue by geographic region (in thousands):

	Three months ended
	April 1,		April 3,
	2012		2011
North America	$2,870	31%	$4,512	59%
Asia	3,061	33%	1,506	20%
Europe	3,153	35%	1,644	21%
Other	67	1%	-	-
	$9,151	100%	$7,662	100%

The Company determines geographic location of its revenue based upon the destination of shipments of its products.

During the three months ended April 1, 2012, the United States, Japan, Italy, Hong Kong and Hungary accounted for 28%, 15%, 15%, 11% and 10% of the Company’s total revenue, respectively.  During the three months ended April 1, 2011, United States and Japan accounted for 56% and 13% of the Company’s total revenue, respectively.  No other country accounted for more than 10% of the Company’s consolidated revenue during the three months ended April 1, 2012 and April 3, 2011.

The following table summarizes long-lived assets by country (in thousands):

	Three months ended
	April 1,	December 31,
	2012	2011
United States	$3,210	$3,431
Switzerland	1,324	1057
	$4,534	$4,488

Long-lived assets, comprised of property and equipment, are reported based on the location of the assets at each balance sheet date.

NOTE 10—COMMITMENTS AND CONTINGENCIES

Commitments

Leases

The Company leases its domestic and foreign sales offices under non-cancelable operating leases. These leases contain various expiration dates and renewal options.  The Company also leases certain software licenses under operating leases. Total facilities rent expense for the three months ending April 1, 2012 and April 3, 2011 was $145,000, and $131,000, respectively.

Aggregate non-cancelable future minimum rental payments under capital and operating leases are as follows (in thousands):

Years ending December 31,	Capital Leases	Operating Leases
2012 (remainder of year)	$426	$602
2013	480	687
2014	306	353
2015	-	320
2016	-	339
Thereafter	-	57
Total minimum lease payments	$1,212	$2,358
Less: Amount representing interest	(192)
Total capital lease obligations	1,020
Less: current portion	(464)
Long-term portion of capital lease obligations	$556

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

NOTE 11—RELATED PARTY TRANSACTIONS

During the three months ended April 1, 2012, the Company had sales to National Instruments Corporation (National Instruments) of approximately $929,000. During the three months ended April 3, 2011, we had sales to National Instruments of approximately $548,000.  The accounts receivable balance from National Instruments at April 1, 2012 was $217,000 and National Instruments currently holds 1,066,265 shares of GigOptix common stock.

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

NOTE 12—SUBSEQUENT EVENTS

On April 23, 2012 the Company filed a Registration Statement on Form 8-A with the Securities and Exchange Commission to register its Common Stock on the NYSE Amex stock exchange pursuant to Section 12(b) of the Securities Exchange Act of 1934, as amended.  The Company’s stock began trading on the NYSE Amex on April 25, 2012 under the symbol “GIG.”

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes included elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2011. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2011 and this Quarterly Report on Form 10-Q. We assume no obligation to update the forward-looking statements or such risk factors.

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

In June 2011, GigOptix, Inc. acquired Endwave Corporation.

Subsequent to the end of the quarter, on April 25, 2012 the company began trading on the NYSE Amex under the symbol “GIG”

Our products convert signals between electrical and optical formats for transmitting and receiving data over fiber optic networks and between electrical and high speed radio frequencies to enable the transmit and receiving of data over wireless networks. We are creating innovation in both optical telecommunications and data-communications applications for fast growing markets in 10Gbps, 40Gbps and 100Gbps drivers, receiver ICs, electro–optic modulator components and multi-chip-modules (MCM) as well as E-Band wireless data-communications applications for high speed mobile backhaul.  We believe that our expertise in high speed semiconductor design and electro-optical technologies has helped us create a broad portfolio of products that addresses customer demand for performance at higher speeds, over wider temperature ranges, in smaller sizes, and with lower power consumption compared to other products currently available in the market.

The primary target market and application for our products include optical interface modules such as line-cards, transponders and transceivers within telecommunications and data-communications switches and routers, high speed wireless point to point millimeter wave systems and defense systems. Our products are critical blocks used in both telecommunications or data-communications optical communication networks from long haul to short reach systems where the conversion of data from the electrical domain to the optical domain occurs. Our optical drivers amplify the input digital data stream that is used to modulate laser light either by direct modulation of the laser or by use of an external modulator that acts as a precise shutter to switch on and off light to create the optical data stream. At the other end of the optical fiber, our sensitive receiver trans-impedance amplifiers (TIAs) detect and amplify the small currents generated by photo-diodes converting the faint received light into an electrical current. The TIAs amplify the small current signals into a larger voltage signal that can be read by the electronics and processors in the network servers. We supply an optimized component for each type of laser, modulator and photo-diode depending upon the speed, reach and required cost. Generally, the shorter the reach is, the higher the volume, the less demanding the product specifications and the greater the pressure to reduce costs. We implement our products in a number of process technologies and have been at the forefront of extracting optimal performance from each technology to be able to address each market segment’s individual requirements in a cost effective manner. Our microwave and millimeter wave amplifiers amplify small signal radio signals into more powerful signals that can be transmitted over long distances to establish high throughput data connections or enable radar based applications. Our complex ASIC solutions are used in a number of applications such as defense and test and measurement systems to enable the high speed processing of complex signals.

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

Laser and modulator drivers for 10Gbps, 40Gbps and 100Gbps applications;

Receiver amplifiers or trans-impedance amplifiers (TIAs) for 10Gbps, 40Gbps and 100Gbps applications;

VCSEL driver & receiver chipsets for 14 and 12 channel parallel optics applications from 3Gbps to  25Gbps;

Electro-optic modulators based on proprietary TFPS technology suitable for various 40Gbps and 100Gbps modulation schemes, such as DPSK, DQPSK, RZ-DQPSK and DP-QPSK;

Wideband MMIC amplifiers with flat gain response;

High Frequency MMIC power amplifiers with high gain and output power;

High frequency passive attenuators and filters in small form factors with excellent performance;

Standard cell, and structured ASIC and hybrid ASIC designs and manufacturing service for multiple markets offering ITAR compliance for defense applications.

We have incurred negative cash flows from operations since inception. For the three months ended April 1, 2012 and the year ended December 31, 2011 we incurred net losses of $1.7 million and $14.1 million, respectively, and cash outflows from operations of $1.3 million and $4.9 million, respectively. As of April 1, 2012 and December 31, 2011, we had an accumulated deficit of $89.2 million and $87.5 million, respectively.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued a new accounting standard update, which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. The Company adopted this standard in the first quarter of 2012.

In June 2011, the Financial Accounting Standards Board (FASB) issued an amendment to an existing accounting standard which requires companies to present net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. In addition, in December 2011, the FASB issued an amendment to an existing accounting standard which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. The Company adopted this standard in the first quarter of 2012.

In September 2011, the FASB issued a revised accounting standard, which is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted this standard in the first quarter of 2012.

Results of Operations

Revenue

Revenue for the periods reported was as follows (in thousands, except percentages):

	Three months ended
	April 1, 2012	April 3, 2011
Product	$9,151	$7,052
Government contract	-	610
Total revenue	$9,151	$7,662
Increase period over period	$1,489
Percentage increase, period over period	19%

Revenue for the three months ended April 1, 2012 was $9.1 million, an increase of $1.5 million, or 19%, compared with $7.7 million for the three months ended April 3, 2012.  The increase in revenue was primarily due to increased sales of our optical components and ASIC product lines, and to a lesser extent from the revenue derived from the Endwave product line which was acquired in June 2011.  This increase was partially offset by a decrease in government contract revenue of $610,000.

Gross Profit and Cost of Revenue

Cost of revenue and gross profit for the periods presented was as follows (in thousands, except percentages):

	Three months ended
	April 1, 2012		April 3, 2011
	Amount (in thousands)	% of Revenue	Amount (in thousands)	% of Revenue	Change (in thousands)	% Change

Product	4,178	46%	3,651	48%	527	14%
Government contract	-	0%	180	2%	(180)	-100%
Total cost of revenue	4,178	46%	3,831	50%	347	9%
Gross profit	4,973	54%	3,831	50%	1,142	30%

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

Gross profit for the three months ended April 1, 2012 was $5.0 million, or 54% of revenue, compared to $3.8 million, or 50% of revenue for the three months ended April 3, 2011.  The increase in gross margin is primarily due to a change in product mix towards higher margin products. We expect our gross margin as a percentage of revenue to be similar in the second quarter of 2012 compared to what we experienced in the first quarter of 2012.

Research and Development Expense

	Three months ended
	April 1, 2012	April 3, 2011
Research and development expense	$3,383	$2,390

Percentage of revenue	37%	31%
Increase, period over period	993
Percentage increase, period over period	42%

Research and development expenses are expensed as incurred. Research and development costs consist primarily of salaries and related expenses for research and development personnel,  consulting and engineering design, non-capitalized tools and equipment, semiconductor masks, depreciation for equipment, allocated facilities costs and expenses related to stock based compensation.

Research and development expenses for the months ended April 1, 2012 was $3.4 million compared to $2.4 million for the three months ended April 3, 2011, an increase of $993,000 or 42%. Research and development costs increased in absolute dollars compared to the first quarter of 2011 primarily due to a $406,000 increase in personnel related expenses, a $219,000 increase in project related expenses and a $70,000 increase in stock-based compensation. We experienced these increases due to the close of the merger with Endwave Corporation in June, 2011. We expect research and development expense to increase in absolute dollars from the first quarter of 2012 to the second quarter of 2012 due to increased project related and stock-based compensation expenses.

Selling, General and Administrative Expense

	Three months ended
	April 1, 2012	April 3, 2011
Selling, general and administrative expense	$2,807	$2,623
Percentage of revenue	31%	34%
Increase period over period	184
Percentage increase, period over period	7%

Selling, general and administrative costs consist primarily of salaries and related expenses for executive, accounting, finance and administration personnel, professional fees, allocated facilities costs and expenses related to stock-based compensation.

Selling, general and administrative expenses for the three months ended April 1, 2012 was $2.8 million compared to $2.6 million for the three months ended April 3, 2011, an increase of $184,000 or 7%. Selling, general and administrative costs increased in absolute dollars compared to the first quarter of 2011 primarily due to a $102,000 increase in personnel related expenses and a $45,000 increase in legal related expenses. We expect selling, general and administrative expenses in the second quarter of 2012 to be consistent in absolute dollars with the first quarter of 2012 as decreased audit and marketing related expenses will be offset by higher stock-based compensation expenses.

Restructuring Expense

During the three months ended April 1, 2012, we undertook restructuring activities to reduce our expenses.  The components of the restructuring charge included severance, benefits, payroll taxes, expenses associated with the acceleration of stock options and other costs associated with employee terminations. The net charge for these restructuring activities was $207,000.

During the three months ended April 3, 2011, we did not incur any restructuring expense.

Merger-related Expense

During the three months ended April 3, 2011, we incurred $1.1 million of expenses in connection with our June 2011 acquisition of Endwave Corporation.   During the three months ended April 1, 2012, we did not incur any merger-related expense.

Special Litigation-Related Expense

During the three months ended April 1, 2012, we recorded special litigation-related expense of $141,000 which was related to costs associated with the Optomai, National Instruments and Telekenex matters. We did not have any special litigation-related expense for the three months ended April 3, 2011.

Shareholder Settlement Expense

On April 8, 2011, GigOptix and the trustees for the DBSI Estate Litigation Trust and the DBSI Liquidating Trust (together “DBSI”) reached agreement to settle a claim by DBSI against GigOptix. As part of the settlement, GigOptix issued warrants to DBSI for 1 million shares of common stock. During the three months ended April 3, 2011, we recognized $1.1 million of expense in connection with the issuance of these warrants. During the three months ended April 1, 2012, we did not have shareholder settlement expense.

Interest Expense, Net and Other Expense, Net

	Three months ended
	April 1, 2012	April 3, 2011	2012 expense higher than 2011
Interest expense, net	$(152)	$(96)	$56
Other income (expense), net	(15)	12	27
Total	$(167)	$(84)	$83

Interest expense, net and other income (expense), net consist primarily of gains and losses related to foreign currency transactions, interest on capital leases and amortization of loan fees in connection with Silicon Valley Bank loans.

Interest expense, net for the three months ended April 1, 2012 was $152,000 compared to $96,000 for the months ended April 3, 2011, an increase of $56,000. Interest expense, net increased in absolute dollars compared to the first quarter of 2011 primarily due to $36,000 of capital lease interest expense and $50,000 of amortization of the loan discount, offset by a $40,000 decrease in loan fees.

Other expense, net for the three months ended April 1, 2012 was $15,000, compared to other income, net of $12,000 for the three months ended April 3, 2011. Other income (expense), net decreased in absolute dollars compared to the first quarter of 2011 primarily due to  $16,000 of liability warrants expense.

Provision for Income Taxes

We recorded a provision for income taxes of $16,000 and $5,000 for the three months ended April 1, 2012 and April 3, 2011, respectively. Our effective tax rate was 1% and 0% for the three months ended April 1, 2012 and April 3, 2011, respectively. The income tax provision for the three months ended April 1, 2012 and April 3, 2011 were due primarily to state and foreign income taxes due and to losses in all tax jurisdictions, except Switzerland.  We have a full valuation allowance against such losses. There are net operating losses carried forward to offset the taxable income generated in Switzerland.

Liquidity and Capital Resources

On December 9, 2011, we entered into an amended and restated loan and security agreement with Silicon Valley Bank. Pursuant to the amended and restated loan and security agreement, we are entitled to borrow from Silicon Valley Bank up to $6.0 million, based on 80% of eligible accounts receivable subject to limits based on the Company’s eligible accounts as determined by Silicon Valley Bank. Interest on extensions of credit is equal to the prime rate of Wall Street Journal (“WSJ”) Prime, plus 0.75%, with a minimum interest rate of 4.00%. The amended and restated loan and security agreement will expire on December 9, 2013.

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

The amount outstanding on the line of credit as of April 1, 2012 was $4,710, 000.  On April 2, 2012, the Company repaid the entire $4,710, 000 to Silicon Valley Bank.

The December 9, 2011 loan and security agreement amended and restated a prior loan and security agreement with Silicon Valley Bank from April 23, 2010. In connection with that April 23, 2010 loan and security agreement, Silicon Valley Bank had also made available a term loan in an amount up to $400,000. The term loan was repayable in eighteen equal monthly installments and interest is fixed at a rate per annum of 9.0%. This term loan was repaid on October 3, 2011.

On June 17, 2011 we completed our merger with Endwave Corporation, which resulted in Endwave becoming our wholly owned subsidiary. Under the terms of the Merger Agreement, all outstanding shares of Endwave common stock, including those issuable upon settlement of outstanding restricted stock units, and outstanding in-the-money Endwave stock options, were converted into shares of our common stock such that immediately after the merger, such shares represented approximately 42.45% of all outstanding shares of our common stock. On the effective date of the acquisition, GigOptix issued 9,128,502 shares of GigOptix common stock to holders of Endwave common stock, restricted stock units and in-the-money stock options.  Our acquisition-related expenses incurred in connection with the Endwave transaction, which aggregated was approximately $2.0 million, were comprised of legal, accounting, investment banking and printing fees, and employee-related expenses.  As a result of this transaction we received approximately $18.8 million of cash, cash equivalents and short-term investments.

Cash and cash equivalents and cash flow data for the periods presented were as follows (in thousands):

	April 1, 2012	December 31, 2011
Cash and cash equivalents	$15,797	$15,788

	Three months ended
	April 1, 2012	April 3, 2011
Net cash (used in) provided by operating activities	(1,294)	158
Net cash (used in) provided by investing activities	(257)	45
Net cash provided by (used in) financing activities	1,601	(482)

Operating Activities

Cash used in operating activities for the three months ended April 1, 2012 consisted of net income adjusted for certain non-cash items, including amortization, depreciation, non-cash restructuring expense, and stock-based compensation expense, as well as the effect of changes in working capital.  Operating activities used cash of $1.3 million during the three months ended April 1, 2012. This resulted from a net loss of $1.7 million and we experienced cash usage for working capital for a decrease in accrued and other liabilities of $472,000, a decrease in accrued restructuring of $55,000 and a decrease in other non-current liabilities of $38,000. These decreases were offset by a decrease in accounts receivable of $1.4 million due to timing of collections, an increase in accounts payable of $395,000 and an increase of $674,000 in accrued compensation. In addition, these uses were partially offset by the following non-cash expenses: depreciation and amortization of $994,000, stock based compensation of $738,000 and non-cash restructuring expense of $132,000.

Cash provided by operating activities for the three months ended April 3, 2011 consisted of net income adjusted for certain non-cash items, including amortization, depreciation, non-cash litigation settlement, and stock-based compensation expense, as well as the effect of changes in working capital. Operating activities provided cash of $158,000 during the three months ended April 3, 2011. This resulted primarily from a net loss of $3.4 million, offset by depreciation and amortization of $544,000, stock-based compensation of $676,000, non-cash litigation expense of $1.1 million and an increase in accrued and other current liabilities of approximately $1.2 million.

Investing Activities

Net cash used in investing activities for the three months ended April 1, 2012 was $257,000 and consisted of $400,000 proceeds from sale and maturity of investments, offset by $657,000 of purchases of property and equipment.

Net cash provided by investing activities for the three months ended April 3, 2011 was $45,000 and consisted of a reduction in restricted cash of $100,000, partially offset by purchases of fixed assets of $55,000.

Financing Activities

Net cash provided by financing activities during the three months ended April 1, 2012 was $1.6 million and consisted primarily of $4.7 million proceeds less a $3.0 million repayment from line of credit facilities with Silicon Valley Bank and $81,000 of proceeds from issuance of stock.

Net cash used in financing activities during the three months ended April 3, 2011 was $482,000 and consisted primarily of $357,000 in net repayments of our line of credit, an $89,000 repayment of our short-term loan with Silicon Valley Bank, and a $58,000 repayment on our capital lease obligation.

Material Commitments

GigOptix did not have any material commitments for capital expenditures as of April 1, 2012.

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

Our management, including our CEO and CFO, is responsible for establishing and maintaining our disclosure controls and procedures. Our CEO and CFO have evaluated the effectiveness of our disclosure controls and procedures as of April 1, 2012. In light of the material weaknesses set forth below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of that date. Notwithstanding the material weaknesses described below, our management performed additional analyses, reconciliations and other post-closing procedures and has concluded that our condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States.

As of December 31, 2011, our CEO and CFO determined that we had the following material weaknesses in our internal control over financial reporting:

•
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

We have revised the risk factors that relate to our business, as set forth below. These risks include any material changes to and supersede any similar the risks previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2011 and otherwise supplement those risks. We encourage investors to review the risk factors and uncertainties relating to our business disclosed in that Form 10-K, as well as those contained in Part 1, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, above.

We have incurred substantial operating losses in the past and we may not be able to achieve profitability in the future.

We have incurred negative cash flows from operations since inception. For the three months ended April 1, 2012 and the years ended December 31, 2011 and 2010, we incurred net losses of $1.7 million, $14.1 million and $4.4 million, respectively, and cash outflows from operations of $1.3 million, $4.9 million and $3.8 million, respectively. As of April 1, 2012, we had an accumulated deficit of $89.2 million. We expect development, sales and other operating expenses to increase in the future as we expand our business. If our revenue does not grow to offset these expected increased expenses, we may not be profitable. In fact, in future quarters we may not have any revenue growth and our revenues could decline. Furthermore, if our operating expenses exceed expectations, financial performance will be adversely affected and we may continue to incur significant losses in the future.

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

We have incurred negative cash flows from operations since inception.  As of April 1, 2012, we had an accumulated deficit of $89.2 million. We have incurred significant losses since inception, attributable to our efforts to design and commercialize our products. We have managed our liquidity during this time through a series of cost reduction initiatives and through increasing our line of credit with our bank.   Following the acquisition of Endwave, we had $16.2 million in cash and short-term investments as of December 31, 2011.  However, while we have additional cash available, our ability to continue as a going concern may be dependent on many events outside of our direct control, including, among other things, obtaining additional financing either privately or through public markets, should this be necessary, and customers purchasing our products in substantially higher volumes.

We could suffer unrecoverable losses on accounts receivable from our customers, which would adversely affect our financial results.

Our operating cash flows are dependent on the continued collection of receivables. Our accounts receivable as of April 1, 2012 increased by $1.4 million or 25% compared to the balance at December 31, 2011.  We could suffer additional accounting losses as well as a reduction in liquidity if a customer is unable or refuses to pay. A significant increase in uncollectible accounts would have an adverse impact on our business, liquidity and financial results.

Our business is subject to foreign currency risk.

Sales to customers located outside of the United States comprised 72% and 44% of GigOptix’ revenue for the three months ended April 1, 2012 and April 3, 2011, respectively. In addition, we have a subsidiary overseas (Switzerland) that records its operating expenses in a foreign currency.  Since sales of our products have been denominated to date primarily in U.S. dollars, increases in the value of the U.S. dollar could increase the price of our products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales and profitability in that country. Future international activity may result in increased foreign currency denominated sales. Gains and losses on the conversion to U.S. dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in GigOptix’ results of operations. We currently do not have hedging or other programs in place to protect against adverse changes in the value of the U.S. dollar as compared to other currencies to minimize potential adverse effects.

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

For the three months ended April 1, 2012, two customers each accounted for greater than 10% of total revenues and combined they accounted for 25% of our total revenues, the largest of which was Alcatel-Lucent which accounted for 15% of our total revenues. For the three months ended April 3, 2011, two customers each accounted for greater than 10% of total revenues and combined they accounted for 22% of our total revenues, the largest of which was Rockwell Collins, which accounted for 12% of our total revenues.

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit Number	Description

31.1*	Chief Executive Officer certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*
Chief Executive Officer certification pursuant to Rule 13a-14(b) or Rule 13d-14(b) and Section 1350, Chapter 63 of Title 18 United States Code (18 U.S.C. 1350) as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2*
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

GIGOPTIX, INC.

Date: May 16, 2012	/S/ Avi S. Katz
Dr. Avi S. Katz
Chief Executive Officer and Chairman of the Board

Date: May 16, 2012	/S/ Curt P. Sacks
Curt P. Sacks
Chief Financial Officer