Form 10-Q
period 2012-07-01
GigOptix, Inc.
filed 2012-08-15
CIK 1432150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2012

or

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

The number of shares of Common Stock outstanding as of August 3, 2012, the most recent practicable date prior to the filing of this Amended Quarterly Report on Form 10-Q, was 21,191,686 shares.

PART I
FINANCIAL INFORMATION
GIGOPTIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	July 1,	December 31,
	2012	2011
ASSETS	(Unaudited)	(1)
Current assets:
Cash and cash equivalents	$12,922	$15,788
Short-term investments	-	400
Accounts receivable, net	7,719	5,625
Inventories	3,591	2,220
Prepaid and other current assets	415	298
Total current assets	24,647	24,331
Property and equipment, net	5,412	4,488
Intangible assets, net	4,776	5,281
Goodwill	9,860	9,860
Restricted cash	255	255
Other assets	355	309
Total assets	$45,305	$44,524

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,941	$3,183
Accrued compensation	1,239	832
Line of credit	5,950	3,000
Other current liabilities	4,965	4,945
Total current liabilities	16,095	11,960
Other long term liabilities	899	1,250
Total liabilities	16,994	13,210
Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of July 1, 2012 and December 31, 2011	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized as of July 1, 2012 and December 31, 2011; 21,191,686 and 21,545,713 shares issued and outstanding as of July 1, 2012 and December 31, 2011, respectively	21	22
Additional paid-in capital	121,057	118,362
Treasury stock, at cost; 701,754 and zero shares as of July 1, 2012 and December 31, 2011, respectively	(2,209)	-
Accumulated other comprehensive income	314	423
Accumulated deficit	(90,872)	(87,493)
Total stockholders’ equity	28,311	31,314
Total liabilities and stockholders’ equity	$45,305	$44,524

See accompanying Notes to Condensed Consolidated Financial Statements

(1)	The condensed consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date.

GIGOPTIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011

Revenue
Product	$9,588	$7,601	$18,739	$14,653
Government contract	-	18	-	628
Total revenue	9,588	7,619	18,739	15,281

Cost of revenue
Product	4,537	3,798	8,715	7,449
Government contract	-	-	-	180
Total cost of revenue	4,537	3,798	8,715	7,629
Gross profit	5,051	3,821	10,024	7,652

Research and development expense	3,445	3,074	6,828	5,464
Selling, general and administrative expense	3,152	2,719	5,959	5,342
Restructuring expense, net	(114)	3,054	93	3,054
Merger-related expense	-	778	-	1,885
Special litigation-related expense	212	-	353	-
Shareholder settlement expense	-	-	-	1,064
Total operating expenses	6,695	9,625	13,233	16,809
Loss from operations	(1,644)	(5,804)	(3,209)	(9,157)
Interest expense, net	(41)	(47)	(193)	(143)
Other income, net	72	58	57	70
Net loss before income taxes	(1,613)	(5,793)	(3,345)	(9,230)
Provision for income taxes	(18)	(7)	(34)	(12)
Net loss	$(1,631)	$(5,800)	$(3,379)	$(9,242)

Net loss per share - basic and diluted	$(0.08)	$(0.42)	$(0.16)	$(0.71)

Shares used in computing basic and diluted net loss per share	21,502	13,906	21,528	13,107

See accompanying Notes to Condensed Consolidated Financial Statements

GIGOPTIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Net loss	$(1,631)	$(5,800)	$(3,379)	$(9,242)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(129)	101	(55)	27
Change in pension liability in connection with actuarial gain	-	-	(54)	-
Other comprehensive income (loss), net of tax	(129)	101	(109)	27
Comprehensive loss	$(1,760)	$(5,699)	$(3,488)	$(9,215)

See accompanying Notes to Condensed Consolidated Financial Statements

GIGOPTIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	July 1,	July 3,
	2012	2011
Cash flows from operating activities:
Net loss	$(3,379)	$(9,242)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,054	1,265
Stock-based compensation	2,536	1,513
Non-cash litigation settlement	-	1,064
Non-cash restructuring expense	(114)	-
Amortization of investments	-	7
Change in fair value of warrants	14	(18)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	(2,092)	709
Inventories	(1,371)	407
Prepaid and other current assets	(302)	(45)
Other assets	(47)	166
Accounts payable	768	(126)
Accrued compensation	218	1,074
Other current liabilities	(478)	1,877
Other long term liabilities	(120)	(67)
Net cash used in operating activities	(2,313)	(1,416)
Cash flows from investing activities:
Proceeds from sale and maturity of investments	400	800
Purchases of property and equipment	(1,648)	(1,167)
Net cash received in the acquisition of Endwave	-	8,824
Change in restricted cash	-	100
Net cash provided by (used in) investing activities	(1,248)	8,557
Cash flows from financing activities:
Proceeds from issuance of stock	347	25
Proceeds from line of credit	10,660	4,990
Repayment of line of credit	(7,710)	(7,182)
Repayment of short-term loan	-	(158)
Repayment of capital lease	(297)	(114)
Purchases of treasury stock, including direct issuance cost	(2,209)	-
Net cash provided by (used in) financing activities	791	(2,439)
Effect of exchange rates on cash and cash equivalents	(96)	(68)
Net increase (decrease) in cash and cash equivalents	(2,866)	4,634
Cash and cash equivalents at beginning of period	15,788	4,502
Cash and cash equivalents at end of period	$12,922	$9,136
Supplemental disclosure of cash flow information
Interest paid	$192	$163

See accompanying Notes to Condensed Consolidated Financial Statements

GIGOPTIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

Organization

GigOptix, Inc. (“GigOptix” or the “Company”), the successor to GigOptix LLC, was formed as a Delaware corporation in March 2008 in order to facilitate the acquisition of Lumera Corporation (“Lumera”) by GigOptix LLC. Before this combination, GigOptix LLC acquired the assets of iTerra Communications LLC in July 2007 (“iTerra”) and acquired Helix Semiconductors AG (“Helix”) in January 2008. On November 9, 2009, GigOptix acquired ChipX, Incorporated (“ChipX”). On June 17, 2011, GigOptix acquired Endwave Corporation (“Endwave”). As a result of the acquisitions, Helix, Lumera, ChipX, and Endwave all became wholly owned subsidiaries of GigOptix.

GigOptix is a leading supplier of high performance semiconductor and electro-optical component products that enable end-to-end high-speed data information streaming over the global network using optical fiber, wireless telecommunications and the data-communications infrastructure. The Company’s products convert signals between electrical and optical formats for transmitting and receiving data over fiber optic networks and between electrical and high speed radio frequencies to enable the transmitting and receiving of data over wireless networks for short range through long haul distances.

Basis of Presentation

The Company’s fiscal year ends on December 31. For quarterly reporting, the Company employs a five-week, four-week, four-week, reporting period. The second quarter of 2012 ended on Sunday, July 1, 2012. The second quarter of fiscal 2011 ended on Sunday, July 3, 2011. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements as of July 1, 2012 and for the three and six months ended July 1, 2012 and July 3, 2011, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X, and include the accounts of the Company and all of its subsidiaries. Accordingly, they do not include all of the information and footnotes required by such accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and those related to the acquisition of Endwave) considered necessary for a fair presentation of the Company’s consolidated financial position and operations have been included. The condensed consolidated results of operations for the three and six months ended July 1, 2012 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2012. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report for the year ended December 31, 2011 on Form 10-K (the “2011 Form 10-K”).

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported periods. These judgments can be subjective and complex, and consequently, actual results could differ materially from those estimates and assumptions. Descriptions of these estimates and assumptions are included in the 2011 Form 10-K and the Company encourages you to read its 2011 Form 10-K for more information about such estimates and assumptions.

NOTE 2—BALANCE SHEET COMPONENTS

Accounts receivable, net consisted of the following (in thousands):

	July 1, 2012	December 31, 2011
Billed accounts receivable	$7,627	$5,503
Unbilled accounts receivable	441	479
Allowance for doubtful accounts	(349)	(357)
	$7,719	$5,625

Property and equipment, net consisted of the following (in thousands, except depreciable life):

	Life	July 1,	December 31,
	(In years)	2012	2011
Network and laboratory equipment	3 – 5	$10,715	$8,839
Computer software and equipment	2 – 3	3,657	3,125
Furniture and fixtures	3 –10	176	169
Office equipment	3 – 5	105	106
Leasehold improvements	1 – 5	190	179
Construction-in-progress	—	236	389
		15,079	12,807
Accumulated depreciation		(9,667)	(8,319)
Property and equipment, net		$5,412	$4,488

For the three and six months ended July 1, 2012, depreciation expense related to property and equipment was $714,000 and $1,365,000, respectively. For the three and six months ended July 3, 2011, depreciation expense related to property and equipment was $519,000 and $933,000, respectively.

Inventories consisted of the following (in thousands):

	July 1, 2012	December 31, 2011
Raw materials	$1,696	$1,334
Work in process	953	237
Finished goods	942	649
	$3,591	$2,220

Accrued and other current liabilities consisted of the following (in thousands):

	July 1, 2012	December 31, 2011

Amounts billed to the U.S. government in excess of approved rates	$1,154	$1,154
Warranty Reserve	635	296
Customer deposits	522	523
Capital lease obligation, current portion	455	436
Restructuring liabilities, current portion	245	458
Other	1,954	2,078
	$4,965	$4,945

The Company generally offers a one year warranty on its products. The Company records a liability based on estimates of the costs that may be incurred under its warranty obligations and charges to the cost of product revenue the amount of such costs at the time revenues are recognized. The warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. The estimates of anticipated rates of warranty claims and costs per claim are primarily based on historical information and future forecasts.

Changes in the Company’s product warranty liability during the six months ended July 1, 2012 and July 3, 2011 are as follows (in thousands):

	Six months ended
	July 1,	July 3,
	2012	2011
Balance at January 1	$296	$143
Warranties accrued	988	492
Warranties settled or reversed	(649)	(417)
Warranties acquired from business combination	-	496
Ending balance	$635	$714

NOTE 3—FAIR VALUE

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of July 1, 2012 and December 31, 2011 (in thousands):

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
July 1, 2012:
Assets:
Cash equivalents:
Money market funds	$5,356	$5,356	$-	$-
	$5,356	$5,356	$-	$-
Current liabilities:
Liability warrants	$35	$-	$-	$35

December 31, 2011:
Assets:
Cash equivalents:
Money market funds	$9,199	$9,199	$-	$-
Short-term investments:
United States government agencies	400	-	400	-
	$9,599	$9,199	$400	$-
Current liabilities:
Liability warrants	$21	$-	$-	$21

As of July 1, 2012, the Company had cash and cash equivalents of $12.9 million, which was comprised of $7.5 million of cash and $5.4 million of money market funds. As of December 31, 2011, the Company had cash and cash equivalents of $15.8 million, which comprised of $6.6 million cash and $9.2 million of money market funds.

The Company’s financial assets and liabilities are valued using market prices on active markets (“Level 1”), less active markets (“Level 2”) and unobservable markets (“Level 3”). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments.  Level 3 instruments are valued using unobservable market values in which there is little or no market data, and which require the Company to apply judgment to determine the fair value.

For the period ended July 1, 2012, the Company did not have any significant transfers between Level 1 and Level 2.

The amounts reported as cash and cash equivalents, accounts receivable, accounts payable, accrued warranty, accrued compensation and other current liabilities approximate fair value due to their short-term maturities. The fair value for the Company’s investments in marketable debt securities is estimated based on quoted market prices. The carrying value of the Company’s capital lease obligations approximates fair value and is based upon borrowing rates currently available to the Company for capital leases with similar terms.

Liability Warrants

In connection with a November 2009 loan and security agreement with Bridge Bank and a January 2010 secured line of credit facility with Agility Capital, the Company issued warrants to both Bridge Bank and Agility Capital. Certain provisions in the warrant agreements provided for down-round protection if the Company raised equity capital at a per share price which was less than the per share price of the warrants. Such down-round protection also requires the Company to classify the value of the warrants as a liability on the issuance date and then record changes in the fair value through the statement of operations for each reporting period until the warrants are either exercised or cancelled. The fair value of the liability is recalculated and adjusted each quarter with the differences being charged to income. The fair value of these warrants was determined using a Monte Carlo simulation, which requires the use of significant unobservable market values.  As a result, these warrants are classified as Level 3 financial instruments. On July 7, 2010, the Company raised additional equity through an offering of 2,760,000 shares at $1.75 per share, thus triggering the down-round protection and adjustment of the number of warrants in each warrant agreement.

The fair value of the warrants was estimated using the following assumptions:

	As of July 1, 2012	As of December 31, 2011

Stock price	$2.69	$1.80
Strike price	$3.32	$3.32
Expected life	5.05 years	5.55 years
Risk-free interest rate	0.76%	1.21%
Volatility	75%	75%
Fair value per share	$1.52	$0.93

The following table summarizes the warrants subject to liability accounting as of July 1, 2012 (in thousands, except share and per share amounts) (see also Note 5):

								Three Months Ended July 1, 2012		Six Months Ended July 1, 2012
Holder	Original Warrants	Adjusted Warrants	Grant Date	Expiration Date	Price per Share	Fair Value December 31, 2011	Fair Value July 1, 2012	Exercise of Warrants	Change in Fair Value	Exercise of Warrants	Change in Fair Value	Related Agreement
Bridge Bank	20,000	22,671	4/7/2010	7/7/2017	3.32	$21	$35	-	$(2)	-	$14	Credit Agreement

The change in the fair value of the Level 3 liability warrants during the three and six months ended July 1, 2012 is as follows (in thousands):

Fair value at December 31, 2011	$21
Change in fair value	16
Fair value at April 1, 2012	$37
Change in fair value	(2)
Fair value at July 1, 2012	$35

The warrant liability is included in other current liabilities on the condensed consolidated balance sheets.

NOTE 4—INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of the following (in thousands):

	July 1, 2012			December 31, 2011
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$3,277	$(1,062)	$2,215	$3,277	$(852)	$2,425
Existing technology	3,783	(1,861)	1,922	3,783	(1,657)	2,126
Order backlog	732	(732)	-	732	(732)	-
Patents	457	(280)	177	457	(239)	218
Trade name	659	(197)	462	659	(147)	512
Total	$8,908	$(4,132)	$4,776	$8,908	$(3,627)	$5,281

 For the three and six months ended July 1, 2012 and July 3, 2011, amortization of intangible assets was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Cost of revenue	$122	$106	$244	$172
Selling, general and administrative expense	130	96	261	193
	$252	$202	$505	$365

Estimated future amortization expense related to intangible assets as of July 1, 2012 is as follows (in thousands):

Years ending December 31,
2012 (remaining)	$506
2013	983
2014	893
2015	893
2016	869
Thereafter	632
Total	$4,776

As of July 1, 2012, the Company had $9.9 million of goodwill in connection with the acquisitions of ChipX and Endwave. In addition to its annual review, the Company also performs a review of the carrying value of its intangible assets if the Company believes that indicators of impairment exist. During the second quarter of 2012, there were no factors which indicated impairment. The Company did not record impairment on any intangibles, including goodwill, for the three or six months ended July 1, 2012.  In addition, the Company did not record an impairment of goodwill for the year ended December 31, 2011 and will perform its annual impairment analysis during the fourth quarter of 2012.

NOTE 5—STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Modified Dutch Auction Tender Offer

On March 23, 2012, the Company announced the commencement of a modified Dutch auction tender offer to purchase up to $2.0 million in value of the Company’s common stock, $0.001 par value per share, at a price not greater than $3.10 nor less than $2.85 per share.

On May 22, 2012, the Company completed its modified Dutch auction tender offer and repurchased 701,754 shares of its common stock, at a price of $2.85 per share and at a total cost of $2.2 million, which included $209,000 for investment banking, registration and other transaction costs.

Common and Preferred Stock

In December 2008, the Company’s stockholders approved an amendment to the Certificate of Incorporation to authorize 50,000,000 shares of common stock of par value $0.001. In addition, the Company is authorized to issue 1,000,000 shares of preferred stock of $0.001 par value of which 300,000 shares have been designated Series A Junior Preferred Stock with powers, preferences and rights as set forth in the certificate of designation dated December 16, 2011; the remainder of the shares of preferred stock are undesignated, for which the Board of Directors is authorized to fix the designation, powers, preferences and rights. As of July 1, 2012 and December 31, 2011, there were no shares of preferred stock issued or outstanding.

On December 16, 2011 (the “Adoption Date”), the Company adopted a rights agreement that may have the effect of deterring, delaying, or preventing a change in control.  Under the rights plan, the Company issued a dividend of one preferred share purchase right for each share of common stock held by stockholders of record as of January 6, 2012, and the Company will issue one preferred stock purchase right to each share of common stock issued between January 6, 2012 and the earlier of either the rights’ exercisability or the expiration of the Rights Agreement. Each right entitles stockholders to purchase one one-thousandth of the Company’s Series A Junior Preferred Stock.

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

2008 Equity Incentive Plan

In December 2008, the Company adopted the 2008 Equity Incentive Plan, or the “2008 Plan”, for directors, employees, consultants and advisors to the Company or its affiliates. Under the 2008 Plan, 2,500,000 shares of common stock were reserved for issuance upon the completion of merger with Lumera on December 9, 2008. On January 1 of each year, starting in 2009, the aggregate number of shares reserved for issuance under the 2008 Plan increase automatically by the lesser of (i) 5% of the number of shares of common stock outstanding as of the Company’s immediately preceding fiscal year, or (ii) a number of shares determined by the Board of Directors. The maximum number of shares of common stock to be granted is up to 21,000,000 shares. Forfeited options or awards generally become available for future awards. As of December 31, 2011, the stockholders had approved 12,833,679 shares for future issuance. On January 1, 2012, there was an automatic increase of 1,077,286 shares. As of July 1, 2012, 10,363,931 options to purchase common stock and restricted stock were outstanding and 2,875,875 shares are authorized for future issuance under the 2008 equity incentive plan.

Under the 2008 Plan, the exercise price of a stock option is at least 100% of the stock’s fair market value on the date of grant, and if an ISO is granted to a 10% stockholder at least 110% of the stock’s fair market value on the date of grant. The Company has also issued restricted stock units.  Vesting periods for awards are recommended by the CEO and generally provide for stock options to vest over a four-year period, with a one year vesting “cliff” of 25%, and have a maximum life of ten years from the date of grant, and for restricted stock units to vest over a one-year period.

2007 Equity Incentive Plan

In August 2007, GigOptix LLC adopted the GigOptix LLC Equity Incentive Plan, or the "2007 Plan". The 2007 Plan provided for grants of options to purchase membership units, membership awards and restricted membership units to employees, officers and non-employee directors, and upon the completion of the merger with Lumera were converted into grants of up to 632,500 shares of stock. Vesting periods are determined by the Board of Directors and generally provide for stock options to vest over a four-year period and expire ten years from date of grant. Vesting for certain shares of restricted stock is contingent upon both service and performance criteria. The 2007 Plan was terminated upon the completion of merger with Lumera on December 9, 2008 and the remaining 864 stock options not granted under the 2007 Plan were cancelled. No shares of the Company’s common stock remain available for issuance of new grants under the 2007 Plan other than for satisfying exercises of stock options granted under this plan prior to its termination. As of July 1, 2012, no shares of common stock have been reserved for issuance for new grants under the 2007 Plan and options to purchase a total of 421,232 shares of common stock and 4,125 warrants to purchase common stock were outstanding.

Lumera 2000 and 2004 Stock Option Plan

In December 2008, in connection with the merger with Lumera, the Company assumed the existing Lumera 2000 Equity Incentive Plan and the Lumera 2004 Stock Option Plan (the “Lumera Plan”). All unvested options granted under the Lumera Plan were assumed by the Company as part of the merger. All contractual terms of the assumed options remain the same, except for the converted number of shares and exercise price based on merger conversion ratio of 0.125. As of July 1, 2012, no additional options can be granted under the Lumera Plan, and options to purchase a total of 146,133 shares of common stock were outstanding.

Warrants

As of December 31, 2011, we had a total of 1,948,095 warrants to purchase common stock outstanding under all warrant arrangements. During 2012, 137,500 warrants were exercised that resulted in 14,158 shares of common stock issued. As of July 1, 2012 we had 1,810,595 warrants to purchase common stock outstanding under all warrant arrangements. Some of the warrants have anti-dilution provisions which adjust the number of warrants available to the holder such as, but not limited to, stock dividends, stock splits and certain reclassifications, exchanges, combinations or substitutions. These provisions are specific to each warrant agreement.

On April 8, 2011, the Company and the trustees for the DBSI Estate Litigation Trust and the DBSI Liquidating Trust (together “DBSI”) reached an agreement to settle a claim by DBSI against the Company. As part of the settlement, the Company in April 2011 issued two warrants for a total of 1 million shares of our common stock, and DBSI surrendered to the Company for cancellation all of DBSI’s previously outstanding warrants to purchase 660,473 shares of our common stock.  These new warrants became exercisable on October 8, 2011.  One of the two new warrants, for 500,000 shares of common stock, has a term of three years and an exercise price of $2.60 per share, and the other warrant, also for 500,000 shares of common stock, has a term of four years and an exercise price of $3.00 per share. The new warrants may be exercised on a cashless exercise basis. As of July 1, 2012, a total of 1,000,000 warrants to purchase common stock were outstanding related to the DBSI settlement.

The Company issued warrants to both Bridge Bank and Agility Capital in connection with the November 2009 loan and security agreement with Bridge Bank and the January 2010 secured line of credit facility with Agility Capital (see Note 3). On February 25, 2011, Agility Capital exercised both of the warrants issued to it. On March 23, 2011 Bridge Bank exercised 114,286 warrants.  At July 1, 2012, Bridge Bank holds warrants to purchase 22,671 shares.

Stock-based Compensation Expense

The following table summarizes the Company’s stock-based compensation expense for the three and six months ended July 1, 2012 and July 3, 2011 (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Cost of revenue	$43	$14	$58	$27
Research and development expense	606	288	901	513
Selling, general and administrative expense	1,017	535	1,445	973
Restructuring expense, net	-	-	132	-
	$1,666	$837	$2,536	$1,513

For the six months ended July 1, 2012, included in the $2.5 million of stock-based compensation expense is $132,000 in restructuring expenses to accelerate the vesting of stock options (see Note 7).

During the three months ended July 1, 2012 and July 3, 2011, the Company granted options to purchase 94,000 and 1,700,643 of common stock, respectively, with an estimated total grant-date fair value of $163,000 and $2.9 million, respectively.

During the three months ended July 1, 2012, the Company granted 200,600 restricted stock units with a grant-date fair value of $608,000 or $3.03 per share. The Company did not grant any restricted stock units during the three months ended July 3, 2011.

During the six months ended July 1, 2012 and July 3, 2011, the Company granted options to purchase 2,541,533 and 3,360,179 of common stock, respectively, with an estimated total grant-date fair value of $4.5 million and $5.5 million, respectively.

During the six months ended July 1, 2012, the Company granted 829,269 restricted stock units with a grant-date fair value of $2.3 million or $2.78 per share. The Company did not grant any restricted stock units during the six months ended July 3, 2011.

As of July 1, 2012, the total compensation cost not yet recognized in connection with unvested stock options and restricted stock units under the Company’s equity compensation plans was approximately $10.0 million. Unrecognized compensation will be amortized on a straight-line basis over a weighted-average period of approximately 2.6 years.

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

The majority of the stock options that the Company grants to its employees provide for vesting over a specified period of time, normally a four-year period, with no other conditions to vesting.   However, the Company may also grant stock options for which vesting occurs not only on the basis of elapsed time, but also on the basis of specified company performance criteria being satisfied.  In this case, the Company makes a determination regarding the probability of the performance criteria being achieved and uses a Black-Scholes option-pricing model to value the options incorporating management’s assumptions for the expected holding period, risk-free interest rate, stock price volatility and dividend yield. Compensation expense is recognized ratably over the vesting period, if it is expected that the performance criteria will be met.

The fair value of the Company’s stock options granted to employees was estimated using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Valuation model	Black-Scholes	Black-Scholes	Black-Scholes	Black-Scholes
Expected term	6.08 years	5.00 to 6.25 years	6.08 years	5.00 to 6.25 years
Expected volatility	75%	70%	75%	70%
Expected dividends	0%	0%	0%	0%
Risk-free interest rate	0.93% to 1.10%	1.53% to 2.28%	0.93% to 1.34%	1.53% to 2.64%
Weighted-average fair value	$1.74	$1.68	$1.76	$1.65

Expected Term—Expected term used in the Black-Scholes option-pricing model represents the period that the Company’s stock options are expected to be outstanding and is measured using the technique described in SEC Staff Accounting Bulletin No.107.

Expected Volatility—Expected volatility used in the Black-Scholes option-pricing model is derived from a combination of historical and implied volatility of guideline companies selected based on similar industry and product focus. Forfeitures are estimated at the time of grant and are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Stock Options with Market Conditions Granted March 17, 2010

From time to time the Company also issues stock option grants to directors and employees that have a market condition. In such cases stock options will vest only if the average price of the Company’s stock is at or exceeds a certain price threshold during a specific, previously defined period of time. To the extent that the market condition is not met, the options do not vest and are cancelled. In these cases, the Company cannot use the Black-Scholes option-pricing model; instead, a binomial model must be used. For certain stock options, the Company utilizes the Monte Carlo simulation technique, which incorporates assumptions for the expected holding period, risk-free interest rate, stock price volatility and dividend yield. Compensation expense is recognized ratably until such time as the market condition is satisfied. Certain stock options granted on March 17, 2010 were classified as option grants having a market condition. On March 17, 2010, the Company granted 2,382,000 options, of which 1,181,000 vest on the basis of market conditions and the remaining 1,201,000 vest over a four-year period.  The entire grant was comprised of 2,292,000 options to employees and consultants and 90,000 options to board members at an exercise price of $1.95, which was the closing price of the Company’s shares on the date of grant approval.

Below is the vesting schedule for the stock options with market conditions.

472,400 shares, less the shares cancelled for the terminated employees, vested on April 1, 2011 as the result of the average share price during March 2011 being $3.01, which exceeded the $2.50 March 2011 average price per share requirement. The fair value per share of these options was $1.05, at the grant date, and the total expense associated with these options was $496,000.  These options were amortized over one year.

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

For all of the stock options with market conditions granted on March 17, 2010, the amount of expense recognized for the three and six months ended July 1, 2012 and July 3, 2011 was as follows:

Three Months Ended		Six Months Ended
July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
$9	$75	$59	$247

Stock Option and Restricted Stock Unit Activity

The following is a summary of option activity for the Company’s equity incentive plans, including both the 2008 Plan and other prior plans for which there are outstanding options but no new grants since the 2008 Plan was adopted:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term, Years
Outstanding, December 31, 2011	8,495,725	$2.58
Granted	2,541,533	2.67
Exercised	(193,572)	1.79
Forfeited/expired	(528,612)	2.29
Ending balance, July 1, 2012	10,315,074	$2.64	8.25

Vested and exercisable, July 1, 2012	4,420,568	$2.85	7.25

Vested and exercisable and expected to vest, July 1, 2012	9,640,362	$2.65	8.20

The aggregate intrinsic value of options outstanding, based on the fair value of the underlying stock options as of July 1, 2012 was approximately $7.3 million. The aggregate intrinsic value reflects the difference between the exercise price of the underlying stock options and the Company’s closing share price of $2.69 as of July 1, 2012.

The following is a summary of restricted stock unit activity for the indicated periods:

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- average Remaining Contractual Term, Years	Aggregate Intrinsic Value
				(In thousands)
Outstanding, December 31, 2011	-	$-
Granted	829,269	2.78
Released	(205,810)	2.78
Forfeited/expired	(7,237)	2.71
Outstanding, July 1, 2012	616,222	$2.78	0.67	$1,787

At July 1, 2012, the Company had 553,985 restricted stock units vested and expected to vest with a weighted average remaining contractual term of 0.7 years and an aggregate intrinsic value of $1.6 million. The remaining restricted stock units will vest on the following dates: August 10, 2012, November 9, 2012 and March 1, 2013.   Upon vesting, a restricted stock unit is converted to an actual share of common stock.

Net Income (Loss) Per Share

    Basic net income (loss) per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock and potential common stock equivalents outstanding during the period, if dilutive. Potential common stock equivalents include options to purchase common stock, restricted stock units and warrants to purchase common stock.

    Potential dilutive common shares of 12,741,891 as of July 1, 2012 and 11,011,572 as of July 3, 2011 from the assumed exercise of stock options, unvested restricted stock units and warrants were not included in the net income (loss) per share calculations as the Company incurred net losses for the periods presented and inclusion of such shares would have been anti-dilutive. As a result, diluted net loss per share is the same as basic net loss per share for all periods presented.

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

Pay any dividends or make any distribution or payment on, or redeem, retire, or repurchase, any capital stock; and

Make any investment, other than certain investments permitted under the amended and restated loan and security agreement.

The amount outstanding on the line of credit as of July 1, 2012 was $6.0 million.  On July 3, 2012, the Company repaid the entire $6.0 million to Silicon Valley Bank. The amended and restated loan and security agreement contains a covenant that requires that on the last day of every month, the ratio of the Company’s cash, cash equivalents and accounts receivable to the Company’s current liabilities which mature within the following year (including obligations to Silicon Valley Bank), be 1.50 to 1.00.  As of July 1, 2012, the Company was in violation of this covenant.  This violation was cured by the July 3, 2012 repayment of the $6.0 million borrowed from Silicon Valley Bank, and as a result, the consequence of the Company’s violation of the covenant was not material to the Company.

NOTE 7—RESTRUCTURING

During the first of quarter of 2012, the Company undertook restructuring activities to reduce its expenses.  The components of the restructuring charge included severance, benefits, payroll taxes, expenses associated with the acceleration of stock options, other costs associated with employee terminations. The net charge for these restructuring activities was $207,000.

In July 2011, the Company vacated its headquarters facilities in Palo Alto, California and relocated to Endwave’s facilities in San Jose, California.  The Company has lease obligations through December 2013 for the Palo Alto facilities.  In connection with the Company vacating the Palo Alto facilities, the Company recognized $769,000 of restructuring expenses in July 2011. During the second quarter of 2012, the Company sublet the Palo Alto facility, and as a result, recorded a restructuring benefit of $74,000. In addition, during the second quarter of 2012, the Company recorded a benefit of $40,000 due to lower than expected restructuring expenses originally booked as part of the restructuring undertaken by the Company in relation to its acquisition of Endwave.

The following is a summary of the restructuring activity (in thousands):

	Three months ended		Six months ended
	July 1,	July 3,	July 1,	July 3,
	2012	2011	2012	2011
Beginning balance	$641	$34	$696	$62
Restructuring liabilities assumed	-	468	-	468
Charges	-	3,111	207	3,111
Uses and adjustments	(334)	(1,822)	(596)	(1,850)
Ending balance	$307	$1,791	$307	$1,791

As of July 1, 2012, the $307,000 in accrued restructuring includes $48,000 for the Endwave restructuring which is expected to be paid out by the second quarter of 2013 and $259,000 for the Palo Alto facilities restructuring which is expected to be paid out by the fourth quarter of 2013.

As of July 1, 2012, $307,000 in accrued restructuring includes $245,000 recorded in other current liabilities and $62,000 recorded in other long term liabilities.

NOTE 8—INCOME TAXES

The Company recorded a provision for income taxes of $18,000 and $34,000 for the three and six months ended July 1, 2012, respectively, and $7,000 and $12,000 for the three and six months ended July 3, 2011, respectively. The Company's effective tax rate was (1%) for the three and six months ended July 1, 2012 and less than 0% for the three and six months ended July 3, 2011.

The income tax provision for the three and six months ended July 1, 2012 and July 3, 2011 were due primarily to state and foreign income taxes due and losses in all tax jurisdictions and full valuation allowances against such losses.

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such a determination, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. In order to support a conclusion that a valuation allowance in not needed, positive evidence of sufficient quantity and quality is necessary to overcome negative evidence. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding realization of the asset including lack of profitability through July 1, 2012 and the uncertainty over future operating profitability and taxable income. The Company will continue to evaluate the potential realization of the deferred tax assets on a quarterly basis.

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

The following table summarizes revenue by geographic region (in thousands):

	Three months ended				Six months ended
	July 1, 2012		July, 3 2011		July 1, 2012		July 3, 2011
North America	$2,116	22%	$3,488	46%	$4,986	27%	$7,972	52%
Asia	2,436	25%	2,633	35%	5,498	29%	4,138	27%
Europe	5,029	53%	1,391	18%	8,181	44%	3,035	20%
Other	7	0%	107	1%	74	0%	136	1%
	$9,588	100%	$7,619	100%	$18,739	100%	$15,281	100%

The Company determines geographic location of its revenue based upon the destination of shipments of its products.

For the three months ended July 1, 2012, two customers each accounted for greater than 10% of total revenue and combined they accounted for 43% of our total revenue, the largest accounted for 23% of the Company’s total revenue. For the three months ended July 3, 2011, there was no customer which accounted for greater than 10% of total revenue.

 For the six months ended July 1, 2012, two customers each accounted for greater than 10% of total revenue and combined they accounted for 35% of our total revenue, the largest accounted for 19% of the Company’s total revenue. For the six months ended July 3, 2011, only one customer accounted for greater than 10% of total revenue which accounted for 10% of the Company’s total revenue.

The following table summarizes long-lived assets by country (in thousands):

	July 1,	December 31,
	2012	2011
United States	$3,001	$3,431
Switzerland	2,411	1,057
	$5,412	$4,488

Long-lived assets, comprised of property and equipment, are reported based on the location of the assets at each balance sheet date.

NOTE 10—COMMITMENTS AND CONTINGENCIES

Commitments

Leases

The Company leases its domestic and foreign sales offices under non-cancelable operating leases. These leases contain various expiration dates and renewal options.  The Company also leases certain software licenses under operating leases. Total facilities rent expense for the three and six months ended July 1, 2012 was $128,000 and $273,000, respectively, and for the three and six months ended July 3, 2011 was $172,000, and $303,000, respectively. During the second quarter of 2012, the Company sublet the Palo Alto facility, and as a result, recorded a restructuring benefit of $74,000.

Aggregate non-cancelable future minimum rental payments under capital and operating leases are as follows (in thousands):

	Capital Leases	Operating Leases
Years ending December 31,	Minimum payments	Minimum payments	Sublease payments	Net lease payments
2012 (remainder of year)	$280	$575	$(72)	$503
2013	479	1,027	(250)	777
2014	306	353		353
2015	-	320		320
2016	-	339		339
Thereafter	-	57		57
Total minimum lease payments	$1,065	$2,671	$(322)	$2,349
Less: Amount representing interest	(160)
Total capital lease obligations	905
Less: current portion	(455)
Long-term portion of capital lease obligations	$450

Legal Contingencies

From time to time, the Company may become involved in legal proceedings, claims and litigation arising in the ordinary course of business. When the Company believes a loss is probable and can be reasonably estimated, the Company accrues the estimated loss in the consolidated financial statements. Where the outcome of these matters is not determinable, the Company does not make a provision in the financial statements until the loss, if any, is probable and can be reasonably estimated or the outcome becomes known.  There are no known losses at this time.

NOTE 11—RELATED PARTY TRANSACTIONS

During the three and six months ended July 1, 2012, the Company had sales to National Instruments Corporation (“National Instruments”) of approximately $2.0 million and $2.9 million. During the three and six months ended July 3, 2011, the Company had sales to National Instruments of approximately $315,000 and $797,000, respectively.  The accounts receivable balance from National Instruments was $1,526,000 and $78,000 at July 1, 2012 and December 31, 2011, respectively. As of July 1, 2012 and December 31, 2011, National Instruments was a shareholder.

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

NOTE 12—RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard update, which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. The Company adopted this update in the first quarter of 2012 and it did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2011, the FASB issued an amendment to an existing accounting standard which requires companies to present net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. In addition, in December 2011, the FASB issued an amendment to an existing accounting standard which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. The Company adopted this standard in the first quarter of 2012 and it did not have a material impact on the Company’s condensed consolidated financial statements.

In September 2011, the FASB issued a revised accounting standard, which is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The Company adopted this standard in the first quarter of 2012 and it did not have a material impact on the Company’s condensed consolidated financial statements.

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

Overview

We are a leading supplier of high performance semiconductor and electro-optical component products that enable end-to-end high-speed data information streaming over the global networks using optical fiber, wireless telecommunications and the data-communications infrastructure. Our products convert signals between electrical and optical formats for transmitting and receiving data over fiber optic networks and between electrical and high speed radio frequencies to enable transmitting and receiving of data over wireless networks for short range through long haul distances. Our strategy is to apply our core technical expertise in optical, electro-optical and high speed analog technology to develop products that address high growth product and market opportunities.

We are creating innovations in both optical telecommunications and data-communications applications for fast growing markets in 10Gbps, 40Gbps, 100Gbps and 400Gbps drivers, receivers, and electro–optic modulator components and multi-chip-modules (MCM) as well as E-Band wireless components and MCMs for high speed mobile backhaul point-to-point systems.  We believe that our expertise in high speed and high frequency analog and mixed-signal semiconductor design and electro-optical technologies has helped us create a broad portfolio of products that addresses customer demand for performance at higher speeds, over wider temperature ranges, in smaller sizes, with lower power consumption and lower cost compared to other products currently available in the market.

The following sets forth our significant corporate and product milestones:

In April 2007 Newco LLC was formed and received funding in May 2007.

In July, 2007, Newco was named “GigOptix LLC” and acquired the assets of iTerra Communications LLC, a privately held company headquartered in Palo Alto, CA, USA.

In January 2008, GigOptix LLC acquired Helix Semiconductors AG, a privately held company headquartered in Zurich, Switzerland.

In March 2008, GigOptix, Inc. was formed to facilitate the acquisition of Lumera Corporation, a NASDAQ listed company headquartered in Bothell, WA, USA. The combined company began trading on the OTCBB under the symbol “GGOX” in December 2008, upon completion of the merger.

In November 2009 GigOptix, Inc. acquired ChipX, a privately held company headquartered in Santa Clara, CA, USA.

In June 2011, GigOptix, Inc. acquired Endwave Corporation, a NASDAQ listed company headquartered in San Jose, CA, USA.

On April 25, 2012, GigOptix, Inc. began trading on the NYSE MKT exchange under the symbol “GIG.”

In June 2012, GigOptix Inc. acquired the SiGe-based E-Band product licenses from IBM, Inc.

We have incurred negative cash flows from operations since inception. For the six months ended July 1, 2012 and the year ended December 31, 2011 we incurred net losses of $3.4 million and $14.1 million, respectively, and cash outflows from operations of $2.3 million and $4.9 million, respectively. As of July 1, 2012 and December 31, 2011, we had an accumulated deficit of $90.9 million and $87.5 million, respectively.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard update, which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. We adopted this standard in the first quarter of 2012 and it did not have a material impact on our condensed consolidated financial statements.

In June 2011, the FASB issued an amendment to an existing accounting standard which requires companies to present net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. In addition, in December 2011, the FASB issued an amendment to an existing accounting standard which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. We adopted this standard in the first quarter of 2012 and it did not have a material impact on our condensed consolidated financial statements.

In September 2011, the FASB issued a revised accounting standard, which is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We adopted this standard in the first quarter of 2012 and it did not have a material impact on our condensed consolidated financial statements.

Results of Operations

Revenue

Revenue for the periods reported was as follows (in thousands, except percentages):

	Three months ended		Six months ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Total revenue	$9,588	$7,619	$18,739	$15,281
Increase period over period	$1,969		$3,458
Percentage increase, period over period	26%		23%

Total revenue primarily consists of product revenue from the sale of our optical, wireless components and ASIC products.  Product revenue includes non-recurring engineering (“NRE”) revenue for engineering and design work for certain customers as well as government contracts.  NRE revenue for customers is generally recorded on a percentage of completion basis, using project hours as the basis to measure progress toward completing the engagement and recognizing revenue.  The costs incurred under these development projects are expensed as incurred and generally are included in research and development expense.

Revenue for the three months ended July 1, 2012 was $9.6 million, an increase of $2.0 million, or 26%, compared with $7.6 million for the three months ended July 3, 2011.  The increase in revenue was primarily due to increased sales of our optical components and ASIC product line partially offset by a decrease in revenue from the legacy Endwave products.

Revenue for the six months ended July 1, 2012 was $18.7 million, an increase of $3.5 million, or 23%, compared with $15.3 million for the six months ended July 3, 2011.  The increase in revenue was primarily due to increased sales of our high speed 40Gbps and 100Gbps optical components partially offset by a decrease in revenue from the legacy Endwave products.

Gross Profit and Cost of Revenue

Cost of revenue and gross profit for the periods presented was as follows (in thousands, except percentages):

	Three months ended
	July 1, 2012		July 3, 2011
	Amount (in thousands)	% of Revenue	Amount (in thousands)	% of Revenue	Change (in thousands)	% Change

Total cost of revenue	$4,537	47%	$3,798	50%	$739	19%
Gross profit	$5,051	53%	$3,821	50%	$1,230	32%

	Six months ended
	July 1, 2012		July 3, 2011
	Amount (in thousands)	% of Revenue	Amount (in thousands)	% of Revenue	Change (in thousands)	% Change

Total cost of revenue	$8,715	47%	$7,629	50%	$1,086	14%
Gross profit	$10,024	53%	$7,652	50%	$2,372	31%

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

Gross profit for the three months ended July 1, 2012 was $5.1 million, or 53% of revenue, compared to $3.8 million, or 50% of revenue for the three months ended July 3, 2011.  The increase in gross margin is primarily due to a change in product mix towards higher margin high speed optical data-com and telecom products. We expect our gross margin as a percentage of revenue to be similar in the third quarter of 2012 compared to what we experienced in the second quarter of 2012.

Gross profit for the six months ended July 1, 2012 was $10.0 million, or 53% of revenue, compared to $7.7 million, or 50% of revenue for the six months ended July 3, 2011.  The increase in gross margin is primarily due to a change in product mix towards higher margin high speed optical data-com and telecom products.

Research and Development Expense

Research and development expense for the periods presented was as follows (in thousands, except percentages):

	Three months ended		Six months ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Research and development expense	$3,445	$3,074	$6,828	$5,464
Percentage of revenue	36%	40%	36%	36%
Increase, period over period	$371		$1,364
Percentage increase, period over period	12%		25%

Research and development expense is expensed as incurred. Research and development expense consists primarily of salaries and related expenses for research and development personnel, consulting and engineering design, non-capitalized tools and equipment, engineering related semiconductor masks, depreciation for equipment, engineering expenses paid to outside technology development suppliers, allocated facilities costs and expenses related to stock based compensation.

Research and development expense for the three months ended July 1, 2012 was $3.4 million compared to $3.1 million for the three months ended July 3, 2011, an increase of $371,000 or 12%. Research and development expense increased in absolute dollars compared to the second quarter of 2011 primarily due to a $318,000 increase in stock-based compensation and a $315,000 increase in personnel related expenses, which were partially offset by a $335,000 decrease in project related expenses. We expect research and development expense to moderately increase in absolute dollars from the second quarter of 2012 to the third quarter of 2012 due to increased project related expenses.

Research and development expense for the six months ended July 1, 2012 was $6.8 million compared to $5.5 million for the six months ended July 3, 2011, an increase of $1.4 million or 25%.  Research and development expense increased in absolute dollars compared to the six months ended July 3, 2011, primarily due to a $721,000 increase in personnel related expenses and a $388,000 increase in stock-based compensation related expenses.

Selling, General and Administrative Expense

Selling, general and administrative expense for the periods presented was as follows (in thousands, except percentages):

	Three months ended		Six months ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Selling, general and administrative expense	$3,152	$2,719	$5,959	$5,342
Percentage of revenue	33%	36%	32%	35%
Increase period over period	$433		$617
Percentage increase, period over period	16%		12%

Selling, general and administrative expense consists primarily of salaries and related expenses for executive, accounting, finance and administration personnel, professional fees, allocated facilities costs and expenses related to stock-based compensation.

Selling, general and administrative expense for the three months ended July 1, 2012 was $3.2 million compared to $2.7 million for the three months ended July 3, 2011, an increase of $433,000 or 16%. Selling, general and administrative expense increased in absolute dollars compared to the second quarter of 2011 primarily due to a $482,000 increase in stock-based compensation expenses. We expect selling, general and administrative expense in the third quarter of 2012 to be consistent in absolute dollars with the second quarter of 2012.

Selling, general and administrative expense for the six months ended July 1, 2012 was $6.0 million compared to $5.3 million for the six months ended July 3, 2011, an increase of $617,000 or 12%.  Selling, general and administrative expense increased in absolute dollars compared to the six months ended July 3, 2011 primarily due to a $472,000 increase in stock-based compensation related expenses and an $87,000 increase in legal expenses.

Restructuring Expense, Net

During both the three and six months ended July 3, 2011, we recorded $3.1 million in restructuring expense which represented certain restructuring expenses incurred and booked by Endwave in anticipation of the acquisition and prior to the close of the transaction. Of the total $3.1 million of restructuring expense incurred by Endwave prior to the close of the transaction, $2.1 million remained in restructuring liabilities at the close of the merger and $1.0 million had been paid out prior to the close of the transaction.  Of the total $3.1 million, $2.8 million included severance, benefits, payroll taxes, expenses associated with the acceleration of stock options and other costs associated with employee terminations and $290,000 included facilities related expenses.

During the three months ended April 1, 2012, we undertook restructuring activities to reduce our expenses.  The components of the restructuring charge included severance, benefits, payroll taxes, expenses associated with the acceleration of stock options and other costs associated with employee terminations. The net charge for these restructuring activities was $207,000.

During the three months ended July 1, 2012, we recorded a benefit of $114,000 for restructuring expense, comprised of a $74,000 benefit from the sublet of our Palo Alto facility, as we were able to sublet the property at a higher lease rate than we originally estimated, and a $40,000 benefit due to lower than anticipated restructuring charges related to the Endwave merger.

Merger-related Expense

During the three and six months ended July 3, 2011, we incurred $778,000 and $1.9 million of expenses in connection with our June 2011 acquisition of Endwave Corporation.  The amounts primarily include employee retention compensation in connection with the completion of the merger and attorney, accounting and investment banking fees.  During the three and six months ended July 1, 2012, we did not incur any merger-related expense.

Special Litigation-Related Expense

During the three and six months ended July 1, 2012, we recorded special litigation-related expense of $212,000 and $353,000, respectively, which was related to costs associated with the litigation against M/A-Com Technology Solution, Inc. (Optomai), National Instruments and Telekenex matters. We did not have any special litigation-related expense for the three and six months ended July 3, 2011.

Shareholder Settlement Expense

On April 8, 2011, GigOptix and the trustees for the DBSI Estate Litigation Trust and the DBSI Liquidating Trust (together “DBSI”) reached agreement to settle a claim by DBSI against GigOptix. As part of the settlement, GigOptix issued warrants to DBSI for 1 million shares of common stock. During the second quarter of 2011, we recognized $1.1 million of expense in connection with the issuance of these warrants.

Interest Expense, Net and Other Expense, Net

	Three months ended		Six months ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Interest expense, net	$(41)	$(47)	$(193)	$(143)
Other income (expense), net	72	58	57	70
Total	$31	$11	$(136)	$(73)

Interest expense, net and other income, net consist primarily of gains and losses related to foreign currency transactions, interest on capital leases and amortization of loan fees in connection with our Silicon Valley Bank line of credit and loan.

Interest expense, net for the three months ended July 1, 2012 was comparable to the three months ended July 3, 2011.

Interest expense, net for the six months ended July 1, 2012 was $193,000 compared to $143,000 for the months ended July 3, 2011, an increase of $50,000.  For the six months ended July 1, 2012, interest expense, net increased in absolute dollars compared to the same period in the prior year primarily due to a $36,000 increase of capital lease interest expense and a $50,000 increase of amortization of the loan discount, which partially offset by a $40,000 decrease in loan fees.

Other income, net for the three and six months ended July 1, 2012 was comparable to the three and six months ended July 3, 2011.

Provision for Income Taxes

We recorded a provision for income taxes of $18,000 and $34,000 for the three and six months ended July 1, 2012, respectively, and $7,000 and $12,000 for the three and six months ended July 3, 2011, respectively.  Our effective tax rate was (1%) for the three and six months ended July 1, 2012 and less than 0% for the three and six months ended July 3, 2011.

The income tax provision for the three months and six months ended July 1, 2012 and July 3, 2011 was due primarily to state and foreign income taxes due and to losses in all tax jurisdictions.  We have a full valuation allowance against such losses.

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

Pay any dividends or make any distribution or payment on, or redeem, retire, or repurchase, any capital stock; and

Make any investment, other than certain investments permitted under the amended and restated loan and security agreement.

The amount outstanding on the line of credit as of July 1, 2012 was $6.0 million.  On July 3, 2012, we repaid the entire $6.0 million to Silicon Valley Bank.  The amended and restated loan and security agreement contains a covenant that requires that on the last day of every month, the ratio of our cash, cash equivalents and accounts receivable to our current liabilities which mature within the following year (including obligations to Silicon Valley Bank), be 1.50 to 1.00.  As of July 1, 2012, we were in violation of this covenant. This violation was cured by the July 3, 2012 repayment of the $6.0 million borrowed from Silicon Valley Bank, and as a result, the consequence of our violation of the covenant was not material to us.

Cash and cash equivalents and cash flow data for the periods presented were as follows (in thousands):

	July 1, 2012	December 31, 2011
Cash and cash equivalents	$12,922	$15,788

	Six months ended
	July 1, 2012	July 3, 2011
Net cash used in operating activities	$(2,313)	$(1,416)
Net cash (used in) provided by investing activities	$(1,248)	$8,557
Net cash provided by (used in) financing activities	$791	$(2,439)

Operating Activities

Cash used in operating activities for the six months ended July 1, 2012 consisted of net loss adjusted for certain non-cash items, including depreciation and amortization, non-cash restructuring expense, and stock-based compensation expense, as well as the effect of changes in working capital.  Operating activities used cash of $2.3 million during the six months ended July 1, 2012. This resulted from a net loss of $3.4 million and we experienced cash usage for working capital for an increase in accounts receivable of $2.1 million due to timing of collections, an increase in inventories of $1.4 million due to purchasing, an increase in prepaid and other assets of $349,000 and a decrease in other current and long-term liabilities of $598,000. These decreases were offset by an increase in accounts payable of $768,000 and an increase of $218,000 in accrued compensation. In addition, these uses were partially offset by the following non-cash expenses: stock-based compensation of $2.5 million and depreciation and amortization of $2.1 million.

Operating activities used cash of $1.4 million during the six months ended July 3, 2011 and resulted primarily from a net loss of $9.2 million and a decrease in accounts payable and other long term liabilities of $193,000, partially offset by depreciation and amortization of $1.3 million, stock-based compensation of $1.5 million, non-cash litigation expense of $1.1 million, an increase in accrued compensation of $1.1 million, a decrease in accounts receivable, inventories and other assets of $1.3 million, and an increase in other current liabilities of $1.9 million.

Investing Activities

Net cash used in investing activities for the six months ended July 1, 2012 was $1.2 million and consisted of $1.6 million of purchases of property and equipment which was partially offset by $400,000 proceeds from sale and maturity of investments.

Net cash provided by investing activities for the six months ended July 3, 2011 was $8.6 million and consisted of the receipt of $8.8 million as a result of the acquisition of Endwave and $800,000 proceeds from sale and maturity of investments, which were partially offset by $1.2 million of purchases of fixed assets.

Financing Activities

Net cash provided by financing activities during the six months ended July 1, 2012 was $791,000 and consisted primarily of $10.7 million proceeds less a $7.7 million repayment from line of credit facilities with Silicon Valley Bank and $347,000 of proceeds from issuance of stock which were partially offset by $2.2 million of treasury stock repurchase from our modified Dutch auction tender offer and $297,000 of payments on our capital lease obligations.

Net cash used in financing activities during the six months ended July 3, 2011 was $2.4 million and consisted primarily of $2.2 million in net repayments of our line of credit, a $158,000 repayment of our short-term loan with Silicon Valley Bank, and an $114,000 repayment on our capital lease obligations.

On June 12, 2012, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”). This shelf registration statement allows us to offer, issue or sell from time to time, together or separately, (i) senior or subordinated debt securities, which may be convertible into shares of our common stock, preferred stock or other securities; (ii) shares of our common stock; (iii) shares of our preferred stock, which we may issue in one or more series; or (iv) warrants to purchase our equity or debt securities or other securities.  The total offering price of the securities will not exceed $20 million in the aggregate. The shelf registration became effective on June 25, 2012.  We do not currently have any commitments to sell securities pursuant to this registration statement. Future offerings thereunder, if any, will be made only by means of a written prospectus or other permitted documents. At that time, we will file a prospectus supplement with the SEC outlining the type of securities, amounts, prices, use of proceeds and other terms.

Material Commitments

GigOptix did not have any material commitments for capital expenditures as of July 1, 2012.

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

Our management, including our CEO and CFO, is responsible for establishing and maintaining our disclosure controls and procedures. Our CEO and CFO have evaluated the effectiveness of our disclosure controls and procedures as of July 1, 2012. In light of the material weaknesses set forth below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of that date. Notwithstanding the material weaknesses described below, our management performed additional analyses, reconciliations and other post-closing procedures and has concluded that our condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States.

As of December 31, 2011, our CEO and CFO determined that we had the following material weaknesses in our internal control over financial reporting:

●
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

Implemented or Planned Remedial Actions in response to the Material Weakness

In response to the material weaknesses discussed above, we have implemented the remediation measures discussed below and plan to continue to review and make necessary changes to improve our internal control over financial reporting, including the roles and responsibilities of each functional group within the organization and reporting structure, as well as the appropriate policies and procedures to improve the overall internal control over financial reporting.

We have summarized below the remediation measures that we have implemented in response to the material weaknesses discussed above:

●
As part of future acquisitions and significant transactions, we will review our accounting of the transactions internally based on generally accepted accounting principles as well as the most recent authoritative guidance.  In addition, we will seek external advisors with a full understanding of the appropriate accounting treatment for any significant and infrequent transactions we experience in the future; and

●
We have hired another senior accountant with a CPA certification.  Our staff, including those recently hired, are continuing to gain knowledge of GigOptix products and to work with our operations and finance team to institute, maintain and adhere to appropriate policies and procedures associated with inventory and cost of revenue.

In an effort to remediate our material weaknesses as discussed above and to improve our internal control over financial reporting, we continue to devote significant resources which will be reviewed and periodically updated as appropriate to ensure they are sufficient.

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

Optomai, Inc. and M/A-COM Technology Solutions, Inc.

On April 25, 2011, GigOptix initiated a lawsuit in the Superior Court of Santa Clara County, California, against five former employees of GigOptix who left in 2009 and 2010 to launch a competing company, Optomai, Inc., which was formed in October 2009 while four of the five were still employed by GigOptix.   The former employees were responsible for the development and promotion of products for 40G and 100G fiber optic networks, among other products, and their new company, Optomai, Inc., began marketing such products only a few months after four of the five employees had left the company, in April 2010.  On the day that GigOptix filed the lawsuit, M/A-COM Technology Solutions, Inc. (MACOM) announced that it had acquired Optomai and M/A-COM has since been added to the suit as a defendant.  In the lawsuit, GigOptix’ seeks damages and injunctive relief for misappropriation of confidential information and trade secrets and breach of the contractual and legal obligations to GigOptix of the five former employees including while still employed by GigOptix.  GigOptix has been engaged in discovery, which includes forensic work. This has led to GigOptix filing on July 30, 2012 a motion for a preliminary injunction against M/A-Com, Optomai, and two of the former employees who were designers.  The motion for a preliminary injunction is tentatively scheduled for September 13, 2012.  No trial date has been set.

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

We have incurred negative cash flows from operations since inception. For the six months ended July 1, 2012 and the years ended December 31, 2011 and 2010, we incurred net losses of $3.4 million, $14.1 million and $4.4 million, respectively, and cash outflows from operations of $2.3 million, $4.9 million and $3.8 million, respectively. As of July 1, 2012, we had an accumulated deficit of $90.9 million. We expect development, sales and other operating expenses to increase in the future as we expand our business. If our revenue does not grow to offset these expected increased expenses, we may not be profitable. In fact, in future quarters we may not have any revenue growth and our revenues could decline. Furthermore, if our operating expenses exceed expectations, financial performance will be adversely affected and we may continue to incur significant losses in the future.

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

We have incurred negative cash flows from operations since inception.  As of July 1, 2012, we had an accumulated deficit of $90.9 million. We have incurred significant losses since inception, attributable to our efforts to design and commercialize our products. We have managed our liquidity during this time through a series of cost reduction initiatives and through increasing our line of credit with our bank.   Following the acquisition of Endwave, we had $16.2 million in cash and short-term investments as of December 31, 2011.  However, while we have additional cash available, our ability to continue as a going concern may be dependent on many events outside of our direct control, including, among other things, obtaining additional financing either privately or through public markets, should this be necessary, and customers purchasing our products in substantially higher volumes.

We could suffer unrecoverable losses on accounts receivable from our customers, which would adversely affect our financial results.

Our operating cash flows are dependent on the continued collection of receivables. Our accounts receivable as of July 1, 2012 increased by $2.1 million or 37% compared to the balance at December 31, 2011.  We could suffer additional accounting losses as well as a reduction in liquidity if a customer is unable or refuses to pay. A significant increase in uncollectible accounts would have an adverse impact on our business, liquidity and financial results.

Our business is subject to foreign currency risk.

Sales to customers located outside of the United States comprised 75% and 50% of GigOptix’ revenue for the six months ended July 1, 2012 and July 3, 2011, respectively. In addition, we have a subsidiary overseas (Switzerland) that records its operating expenses in a foreign currency.  Since sales of our products have been denominated to date primarily in U.S. dollars, increases in the value of the U.S. dollar could increase the price of our products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales and profitability in that country. Future international activity may result in increased foreign currency denominated sales. Gains and losses on the conversion to U.S. dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in GigOptix’ results of operations. We currently do not have hedging or other programs in place to protect against adverse changes in the value of the U.S. dollar as compared to other currencies to minimize potential adverse effects.

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

For the six months ended July 1, 2012, two customers each accounted for greater than 10% of total revenue and combined they accounted for 35% of our total revenue, the largest which accounted for 19% of our total revenue. For the six months ended July 3, 2011, only one customer accounted for greater than 10% of total revenue, which accounted for 10% of our total revenue.

The proposed spending cuts imposed by the Budget Control Act of 2011 (“BCA”) could impact our operating results and profit.

The United States government continues to focus on developing and implementing spending, tax, and other initiatives to stimulate the economy, create jobs, and reduce the deficit. One of these initiatives, the BCA, imposed greater constraints around government spending. In an attempt to balance decisions regarding defense, homeland security, and other federal spending priorities, the BCA immediately imposed spending caps that contain approximately $487 billion in reductions to the Department of Defense (“DoD”) base budgets over the next ten years (2012 to 2021). Additionally, the BCA triggers an automatic sequestration process, effective January 3, 2013, unless modified by the enactment of new law. The sequestration process imposes additional cuts of approximately $50 billion per year to the currently proposed DoD budgets for each fiscal year beginning with 2013 and continuing through 2021.

Although we cannot predict where these cuts will be made, we believe our portfolio of product offerings are well positioned and will not be materially impacted by the DoD budget cuts. However, the possibility remains that any DoD budget cuts could have an impact on sales of our products which can be used downstream in military applications, and thus, the revenues which we derive from such sales.

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

GIGOPTIX, INC.

Date: August 15, 2012	/S/ Avi S. Katz
Dr. Avi S. Katz
Chief Executive Officer and Chairman of the Board

Date: August 15, 2012	/S/ Curt P. Sacks
Curt P. Sacks
Chief Financial Officer