Form 10-Q
period 2012-09-30
GigOptix, Inc.
filed 2012-11-13
CIK 1432150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

The number of shares of Common Stock outstanding as of November 2, 2012, the most recent practicable date prior to the filing of this Quarterly Report on Form 10-Q, was 22,067,631 shares.

PART I
FINANCIAL INFORMATION
GIGOPTIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2012	2011
ASSETS	(Unaudited)	(1)
Current assets:
Cash and cash equivalents	$12,315	$15,788
Short-term investments	-	400
Accounts receivable, net	6,676	5,625
Inventories	4,064	2,220
Prepaid and other current assets	272	298
Total current assets	23,327	24,331
Property and equipment, net	4,554	4,488
Intangible assets, net	4,523	5,281
Goodwill	9,860	9,860
Restricted cash	255	255
Other assets	269	309
Total assets	$42,788	$44,524

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,662	$3,183
Accrued compensation	1,023	832
Line of credit	4,911	3,000
Other current liabilities	4,485	4,945
Total current liabilities	14,081	11,960
Other long-term liabilities	852	1,250
Total liabilities	14,933	13,210
Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of September 30, 2012 and December 31, 2011	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized as of September 30, 2012 and December 31, 2011; 22,059,728 and 21,545,713 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	22	22
Additional paid-in capital	122,178	118,362
Treasury stock, at cost; 701,754 and zero shares as of September 30, 2012 and December 31, 2011, respectively	(2,209)	-
Accumulated other comprehensive income	242	423
Accumulated deficit	(92,378)	(87,493)
Total stockholders’ equity	27,855	31,314
Total liabilities and stockholders’ equity	$42,788	$44,524

See accompanying Notes to Condensed Consolidated Financial Statements

(1)	The condensed consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date.

GIGOPTIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011

Revenue
Product	$10,054	$8,363	$28,793	$23,016
Government contract	-	-	-	628
Total revenue	10,054	8,363	28,793	23,644

Cost of revenue
Product	4,853	3,709	13,568	11,158
Government contract	-	-	-	180
Total cost of revenue	4,853	3,709	13,568	11,338
Gross profit	5,201	4,654	15,225	12,306

Research and development expense	3,395	3,633	10,223	9,097
Selling, general and administrative expense	2,816	2,769	8,775	8,091
Restructuring expense, net	-	769	93	3,823
Merger-related expense	-	74	-	1,959
Special litigation-related expense	576	255	929	275
Shareholder settlement expense	-	-	-	1,064
Total operating expenses	6,787	7,500	20,020	24,309
Loss from operations	(1,586)	(2,846)	(4,795)	(12,003)
Interest expense, net	(38)	(97)	(231)	(240)
Other income (expense), net	183	(131)	240	(61)
Net loss before provision for income taxes	(1,441)	(3,074)	(4,786)	(12,304)
Provision for income taxes	(65)	-	(99)	(12)
Net loss	$(1,506)	$(3,074)	$(4,885)	$(12,316)

Net loss per share - basic and diluted	$(0.07)	$(0.14)	$(0.23)	$(0.78)
Shares used in computing basic and diluted net loss per share	21,276	21,511	21,445	15,888

See accompanying Notes to Condensed Consolidated Financial Statements

GIGOPTIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Net loss	$(1,506)	$(3,074)	$(4,885)	$(12,316)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(72)	74	(127)	101
Change in pension liability in connection with actuarial gain	-	-	(54)	-
Other comprehensive income (loss), net of tax	(72)	74	(181)	101
Comprehensive loss	$(1,578)	$(3,000)	$(5,066)	$(12,215)

See accompanying Notes to Condensed Consolidated Financial Statements

GIGOPTIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2012	October 2, 2011
Cash flows from operating activities:
Net loss	$(4,885)	$(12,316)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,085	2,495
Stock-based compensation	3,776	2,320
Non-cash litigation settlement	-	1,064
Non-cash restructuring benefits	(114)	-
Amortization of investments	-	36
Change in fair value of warrants	-	(25)
Gain on sale of property and equipment	(163)	(44)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	(1,050)	339
Inventories	(1,559)	317
Prepaid and other current assets	(278)	(52)
Other assets	41	485
Accounts payable	550	729
Accrued compensation	191	803
Other current liabilities	(811)	861
Other long-term liabilities	(86)	(24)
Net cash used in operating activities	(1,303)	(3,012)
Cash flows from investing activities:
Proceeds from sale and maturity of investments	400	3,700
Purchases of property and equipment	(1,831)	(1,840)
Proceeds from sale of property and equipment	90	-
Net cash received in the acquisition of Endwave	-	8,824
Change in restricted cash	-	99
Net cash provided by (used in) investing activities	(1,341)	10,783
Cash flows from financing activities:
Proceeds from issuance of stock	389	38
Taxes paid related to net share settlement of equity awards	(349)	-
Proceeds from line of credit	15,571	5,978
Repayment of line of credit	(13,660)	(7,989)
Repayment of short-term loan	-	(203)
Repayment of capital lease	(386)	(220)
Purchases of treasury stock, including direct issuance cost	(2,209)	-
Net cash used in financing activities	(644)	(2,396)
Effect of exchange rates on cash and cash equivalents	(185)	108
Net (decrease) increase in cash and cash equivalents	(3,473)	5,483
Cash and cash equivalents at beginning of period	15,788	4,502
Cash and cash equivalents at end of period	$12,315	$9,985
Supplemental disclosure of cash flow information
Interest paid	$232	$254

See accompanying Notes to Condensed Consolidated Financial Statements

GIGOPTIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

Overview

GigOptix, Inc. (“GigOptix” or the “Company”) is a leading supplier of high performance semiconductor and electro-optical component products that enable end-to-end high-speed data information streaming over the global communications network using optical fiber, wireless telecommunications and the data-communications infrastructure. The Company’s products convert signals between electrical and optical formats for transmitting and receiving data over fiber optic networks and between electrical and high speed radio frequencies to enable the transmitting and receiving of data over wireless networks for short range through long haul distances.

 Basis of Presentation

The Company’s fiscal year ends on December 31. For quarterly reporting, the Company employs a five-week, four-week, four-week, reporting period. The third quarter of 2012 ended on Sunday, September 30, 2012. The third quarter of fiscal 2011 ended on Sunday, October 2, 2011. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements as of September 30, 2012 and for the three and nine months ended September 30, 2012 and October 2, 2011, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X, and include the accounts of the Company and all of its subsidiaries. Accordingly, they do not include all of the information and footnotes required by such accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and those related to the acquisition of Endwave Corporation (“Endwave”) in June 2011) considered necessary for a fair presentation of the Company’s consolidated financial position and operations have been included. The condensed consolidated results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2012. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report for the year ended December 31, 2011 on Form 10-K (the “2011 Form 10-K”).

Certain prior year financial statement amounts have been reclassified to conform to the current year’s presentation.  These reclassifications had no impact on previously reported total assets, stockholders’ equity or net income (loss).

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

NOTE 2—BALANCE SHEET COMPONENTS

Accounts receivable, net consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Billed accounts receivable	$6,643	$5,503
Unbilled accounts receivable	341	479
Allowance for doubtful accounts	(308)	(357)
	$6,676	$5,625

Property and equipment, net consisted of the following (in thousands, except depreciable life):

	Life (In years)	September 30, 2012	December 31, 2011
Network and laboratory equipment	3 – 5	$10,121	$8,839
Computer software and equipment	2 – 3	3,710	3,125
Furniture and fixtures	3 –10	176	169
Office equipment	3 – 5	106	106
Leasehold improvements	1 – 5	190	179
Construction-in-progress	—	236	389
		14,539	12,807
Accumulated depreciation		(9,985)	(8,319)
Property and equipment, net		$4,554	$4,488

For the three and nine months ended September 30, 2012, depreciation expense related to property and equipment was $658,000 and $2.0 million, respectively. For the three and nine months ended October 2, 2011, depreciation expense related to property and equipment was $788,000 and $1.7 million, respectively.

In addition to the property and equipment above, the Company has prepaid licenses. For the three and nine months ended September 30, 2012, amortization related to these prepaid licenses was $119,000 and $303,000, respectively.

Inventories consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Raw materials	$2,068	$1,334
Work in process	1,038	237
Finished goods	958	649
	$4,064	$2,220

Accrued and other current liabilities consisted of the following (in thousands):

	September 30, 2012	December 31, 2011

Amounts billed to the U.S. government in excess of approved rates	1,154	1,154
Warranty liability	604	296
Customer deposits	581	523
Capital lease obligation, current portion	430	436
Restructuring liabilities, current portion	165	458
Other	1,551	2,078
	$4,485	$4,945

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

Changes in the Company’s product warranty liability during the nine months ended September 30, 2012 and October 2, 2011 are as follows (in thousands):

	Nine months ended
	September 30, 2012	October 2, 2011
Balance at January 1	$296	$143
Warranties accrued	1,199	524
Warranties settled or reversed	(891)	(633)
Warranties acquired from business combination	-	496
Ending balance	$604	$530

NOTE 3—FAIR VALUE

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 (in thousands):

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2012:
Assets:
Cash equivalents:
Money market funds	$2,856	$2,856	$-	$-
	$2,856	$2,856	$-	$-
Current liabilities:
Liability warrants	$21	$-	$-	$21

December 31, 2011:
Assets:
Cash equivalents:
Money market funds	$9,199	$9,199	$-	$-
Short-term investments:
United States government agencies	400	-	400	-
	$9,599	$9,199	$400	$-
Current liabilities:
Liability warrants	$21	$-	$-	$21

As of September 30, 2012, the Company had cash and cash equivalents of $12.3 million, which was comprised of $9.4 million of cash and $2.9 million of money market funds. As of December 31, 2011, the Company had cash and cash equivalents of $15.8 million, which comprised of $6.6 million cash and $9.2 million of money market funds.

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

For the period ended September 30, 2012, the Company did not have any significant transfers between Level 1, Level 2 and Level 3.

The amounts reported as cash and cash equivalents, accounts receivable, accounts payable, accrued warranty, accrued compensation and other current liabilities approximate fair value due to their short-term maturities. The fair value for the Company’s investments in marketable debt securities is estimated based on quoted market prices. The carrying value of the Company’s line of credit and capital lease obligations approximates fair value and is based upon borrowing rates currently available to the Company for loans with similar terms.

Liability Warrants

In connection with a November 2009 loan and security agreement with Bridge Bank and a January 2010 secured line of credit facility with Agility Capital, the Company issued warrants to both Bridge Bank and Agility Capital. Certain provisions in the warrant agreements provided for down-round protection if the Company raised equity capital at a per share price which was less than the per share price of the warrants. Such down-round protection also requires the Company to classify the value of the warrants as a liability on the issuance date and then record changes in the fair value through the statement of operations for each reporting period until the warrants are either exercised or cancelled. The fair value of the liability is recalculated and adjusted each quarter with the differences being charged to other income (expense), net on the condensed consolidated statement of operations. The fair value of these warrants was determined using a Monte Carlo simulation, which requires the use of significant unobservable market values.  As a result, these warrants are classified as Level 3 financial instruments. On July 7, 2010, the Company raised additional equity through an offering of 2,760,000 shares at $1.75 per share, thus triggering the down-round protection and adjustment of the number of warrants in each warrant agreement.

The fair value of the warrants was estimated using the following assumptions:

	As of September 30, 2012	As of December 31, 2011

Stock price	$1.91	$1.80
Strike price	$3.32	$3.32
Expected life	4.80 years	5.55 years
Risk-free interest rate	0.85%	1.21%
Volatility	78%	75%
Fair value per share	$0.92	$0.93

The following table summarizes the warrants subject to liability accounting as of September 30, 2012 (in thousands, except share and per share amounts) (see also Note 5):

								Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
Holder	Original Warrants	Adjusted Warrants	Grant Date	Expiration Date	Price per Share	Fair Value December 31, 2011	Fair Value September 30, 2012	Exercise of Warrants	Change in Fair Value	Exercise of Warrants	Change in Fair Value	Related Agreement
Bridge Bank	20,000	22,671	4/7/2010	7/7/2017	3.32	$21	$21	-	$(14)	-	$-	Credit Agreement

The change in the fair value of the Level 3 liability warrants during the three and nine months ended September 30, 2012 is as follows (in thousands):

Fair value at December 31, 2011	$21
Change in fair value	14
Fair value at July 1, 2012	$35
Change in fair value	(14)
Fair value at September 30, 2012	$21

The warrant liability is included in other current liabilities on the condensed consolidated balance sheets.

NOTE 4—INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of the following (in thousands):

	September 30, 2012			December 31, 2011
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$3,277	$(1,169)	$2,108	$3,277	$(852)	$2,425
Existing technology	3,783	(1,963)	1,820	3,783	(1,657)	2,126
Order backlog	732	(732)	-	732	(732)	-
Patents	457	(300)	157	457	(239)	218
Trade name	659	(221)	438	659	(147)	512
Total	$8,908	$(4,385)	$4,523	$8,908	$(3,627)	$5,281

For the three and nine months ended September 30, 2012 and October 2, 2011, amortization of intangible assets was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Cost of revenue	$123	$327	$367	$498
Selling, general and administrative expense	130	130	391	325
	$253	$457	$758	$823

Estimated future amortization expense related to intangible assets as of September 30, 2012 is as follows (in thousands):

Years ending December 31,
2012 (remaining)	$253
2013	983
2014	893
2015	893
2016	869
Thereafter	632
Total	$4,523

As of September 30, 2012, the Company had $9.9 million of goodwill in connection with the acquisitions of ChipX Incorporated (“ChipX”) and Endwave. In addition to its annual review, the Company also performs a review of the carrying value of its intangible assets if the Company believes that indicators of impairment exist. During the third quarter of 2012, there were no factors which indicated impairment. The Company did not record impairment on any intangibles, including goodwill, for the three or nine months ended September 30, 2012.  In addition, the Company did not record an impairment of goodwill for the year ended December 31, 2011 and will perform its annual impairment analysis during the fourth quarter of 2012.

NOTE 5—STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Modified Dutch Auction Tender Offer

On March 23, 2012, the Company announced the commencement of a modified Dutch auction tender offer to purchase up to $2.0 million in value of the Company’s common stock, $0.001 par value per share, at a price not greater than $3.10 nor less than $2.85 per share.

On May 22, 2012, the Company completed its modified Dutch auction tender offer and repurchased 701,754 shares of its common stock, at a price of $2.85 per share and at a total cost of $2.2 million, which included $209,000 for investment banking, registration and other transaction costs.  The repurchased shares are included as treasury shares in the condensed consolidated balance sheet as of September 30, 2012.

Common and Preferred Stock

In December 2008, the Company’s stockholders approved an amendment to the Certificate of Incorporation to authorize 50,000,000 shares of common stock of par value $0.001. In addition, the Company is authorized to issue 1,000,000 shares of preferred stock of $0.001 par value of which 300,000 shares have been designated Series A Junior Preferred Stock with powers, preferences and rights as set forth in the certificate of designation dated December 16, 2011; the remainder of the shares of preferred stock are undesignated, for which the Board of Directors is authorized to fix the designation, powers, preferences and rights. As of September 30, 2012 and December 31, 2011, there were no shares of preferred stock issued or outstanding.

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

2008 Equity Incentive Plan

In December 2008, the Company adopted the 2008 Equity Incentive Plan (the “2008 Plan”) for directors, employees, consultants and advisors to the Company or its affiliates. Under the 2008 Plan, 2,500,000 shares of common stock were reserved for issuance upon the completion of a merger with Lumera Corporation (“Lumera”) on December 9, 2008. On January 1 of each year, starting in 2009, the aggregate number of shares reserved for issuance under the 2008 Plan increase automatically by the lesser of (i) 5% of the number of shares of common stock outstanding as of the Company’s immediately preceding fiscal year, or (ii) a number of shares determined by the Board of Directors. The maximum number of shares of common stock to be granted is up to 21,000,000 shares. Forfeited options or awards generally become available for future awards. As of December 31, 2011, the stockholders had approved 12,833,679 shares for future issuance. On January 1, 2012, there was an automatic increase of 1,077,286 shares. As of September 30, 2012, 10,025,723 options to purchase common stock and restricted stock were outstanding and 2,960,332 shares are authorized for future issuance under the 2008 equity incentive plan.

Under the 2008 Plan, the exercise price of a stock option is at least 100% of the stock’s fair market value on the date of grant, and if an ISO is granted to a 10% stockholder at least 110% of the stock’s fair market value on the date of grant. The Company has also issued restricted stock units.  Vesting periods for awards are recommended by the CEO and generally provide for stock options to vest over a four-year period, with a one year vesting cliff of 25%, and have a maximum life of ten years from the date of grant, and for restricted stock units to vest over a one-year period.

2007 Equity Incentive Plan

In August 2007, GigOptix LLC adopted the GigOptix LLC Equity Incentive Plan (the "2007 Plan"). The 2007 Plan provided for grants of options to purchase membership units, membership awards and restricted membership units to employees, officers and non-employee directors, and upon the completion of the merger with Lumera were converted into grants of up to 632,500 shares of stock. Vesting periods are determined by the Board of Directors and generally provide for stock options to vest over a four-year period and expire ten years from date of grant. Vesting for certain shares of restricted stock is contingent upon both service and performance criteria. The 2007 Plan was terminated upon the completion of merger with Lumera on December 9, 2008 and the remaining 864 stock options not granted under the 2007 Plan were cancelled. No shares of the Company’s common stock remain available for issuance of new grants under the 2007 Plan other than for satisfying exercises of stock options granted under this plan prior to its termination. As of September 30, 2012, no shares of common stock have been reserved for issuance for new grants under the 2007 Plan and options to purchase a total of 420,408 shares of common stock and 4,125 warrants to purchase common stock were outstanding.

Lumera 2000 and 2004 Stock Option Plan

In December 2008, in connection with the merger with Lumera, the Company assumed the existing Lumera 2000 Equity Incentive Plan and the Lumera 2004 Stock Option Plan (the “Lumera Plan”). All unvested options granted under the Lumera Plan were assumed by the Company as part of the merger. All contractual terms of the assumed options remain the same, except for the converted number of shares and exercise price based on merger conversion ratio of 0.125. As of September 30, 2012, no additional options can be granted under the Lumera Plan, and options to purchase a total of 144,334 shares of common stock were outstanding.

Warrants

As of December 31, 2011, the Company had a total of 1,948,095 warrants to purchase common stock outstanding under all warrant arrangements. During 2012, 137,500 warrants were exercised that resulted in 14,158 shares of common stock issued. As of September 30, 2012 the Company had 1,810,595 warrants to purchase common stock outstanding under all warrant arrangements. Some of the warrants have anti-dilution provisions which adjust the number of warrants available to the holder such as, but not limited to, stock dividends, stock splits and certain reclassifications, exchanges, combinations or substitutions. These provisions are specific to each warrant agreement.

On April 8, 2011, the Company and the trustees for the DBSI Estate Litigation Trust and the DBSI Liquidating Trust (together “DBSI”) reached an agreement to settle a claim by DBSI against the Company. As part of the settlement, the Company in April 2011 issued two warrants for a total of 1 million shares of its common stock, and DBSI surrendered to the Company for cancellation all of DBSI’s previously outstanding warrants to purchase 660,473 shares of the Company’s common stock.  These new warrants became exercisable on October 8, 2011.  One of the two new warrants, for 500,000 shares of common stock, has a term of three years and an exercise price of $2.60 per share, and the other warrant, also for 500,000 shares of common stock, has a term of four years and an exercise price of $3.00 per share. The new warrants may be exercised on a cashless exercise basis. As of September 30, 2012, a total of 1,000,000 warrants to purchase common stock were outstanding related to the DBSI settlement.

The Company issued warrants to both Bridge Bank and Agility Capital in connection with the November 2009 loan and security agreement with Bridge Bank and the January 2010 secured line of credit facility with Agility Capital (see Note 3). On February 25, 2011, Agility Capital exercised both of the warrants issued to it. On March 23, 2011 Bridge Bank exercised 114,286 warrants.  At September 30, 2012, Bridge Bank holds warrants to purchase 22,671 shares.

Stock-based Compensation Expense

The following table summarizes the Company’s stock-based compensation expense for the three and nine months ended September 30, 2012 and October 2, 2011 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Cost of revenue	$85	$14	$143	$41
Research and development expense	324	292	1,225	805
Selling, general and administrative expense	831	501	2,276	1,474
Restructuring expense, net	-	-	132	-
	$1,240	$807	$3,776	$2,320

For the nine months ended September 30, 2012, included in the $3.8 million of stock-based compensation expense is $132,000 in restructuring expense to accelerate the vesting of stock options (see Note 7).

During the three months ended September 30, 2012 and October 2, 2011, the Company granted options to purchase 140,000 and 57,000 shares of common stock, respectively, with an estimated total grant-date fair value of $227,000 and $73,000, respectively.

The Company did not grant any restricted stock units during the three months ended September 30, 2012 and October 2, 2011.

During the nine months ended September 30, 2012 and October 2, 2011, the Company granted options to purchase 2,681,533 and 3,417,179 shares of common stock, respectively, with an estimated total grant-date fair value of $4.7 million and $5.6 million, respectively.

During the nine months ended September 30, 2012, the Company granted 829,269 restricted stock units with a grant-date fair value of $2.3 million or $2.78 per share. The Company did not grant any restricted stock units during the nine months ended October 2, 2011.

As of September 30, 2012, the total compensation cost not yet recognized in connection with unvested stock options and restricted stock units under the Company’s equity compensation plans was approximately $7.9 million. Unrecognized compensation will be amortized on a straight-line basis over a weighted-average period of approximately 1.7 years.

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

The fair value of the Company’s stock options granted to employees was estimated using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Valuation model	Black-Scholes	Black-Scholes	Black-Scholes	Black-Scholes
Expected term	6.03 years	6.08 years	6.03 to 6.08 years	5.00 to 6.25 years
Expected volatility	73%	70%	73% to 75%	70%
Expected dividends	0%	0%	0%	0%
Risk-free interest rate	0.74%	1.95%	0.74% to 1.34%	1.53% to 2.64%
Weighted-average fair value	$1.62%	$1.28%	$1.74	$1.65

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

For all of the stock options with market conditions granted on March 17, 2010, the amount of expense recognized for the three and nine months ended September 30, 2012 and October 2, 2011 was as follows:

Three Months Ended		Nine Months Ended
September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
$10	$74	$69	$322

Stock Option and Restricted Stock Unit Activity

The following is a summary of option activity for the Company’s equity incentive plans, including both the 2008 Plan and other prior plans for which there are outstanding options but no new grants since the 2008 Plan was adopted:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term, Years
Outstanding, December 31, 2011	8,495,725	$2.58
Granted	2,681,533	2.67
Exercised	(221,220)	1.76
Forfeited/expired	(764,503)	2.32
Ending balance, September 30, 2012	10,191,535	$2.64	8.01

Vested and exercisable and expected to vest, September 30, 2012	9,528,509	$2.65	7.97

Vested and exercisable, September 30, 2012	4,749,422	$2.79	7.06

The aggregate intrinsic value of options vested, exercisable and expected to vest, based on the fair value of the underlying stock options as of September 30, 2012 was approximately $1.8 million. The aggregate intrinsic value reflects the difference between the exercise price of the underlying stock options and the Company’s closing share price of $1.91 as of September 30, 2012.

The total intrinsic value of options exercised during the three months ended September 30, 2012 and October 2, 2011 was $22,000 and $2,000, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2012 and October 2, 2011 was $184,000 and $90,000, respectively.

The following is a summary of restricted stock unit activity for the indicated periods:

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- average Remaining Contractual Term, Years	Aggregate Intrinsic Value
				(In thousands)
Outstanding, December 31, 2011	-	$-
Granted	829,269	2.78
Released	(408,421)	2.78
Forfeited/expired	(21,918)	2.75
Outstanding, September 30, 2012	398,930	$2.78	0.42	$762

At September 30, 2012, the Company had 358,637 restricted stock units vested, exercisable and expected to vest with a weighted average remaining contractual term of 0.4 years and an aggregate intrinsic value of $685,000. The remaining restricted stock units will vest on the following dates: November 9, 2012 and March 1, 2013.  Upon vesting, a restricted stock unit is converted to an actual share of common stock.

NOTE 6—CREDIT FACILITIES

On December 9, 2011, the Company entered into an amended and restated loan and security agreement (“Loan Agreement”) with Silicon Valley Bank (“SVB”). Pursuant to the Loan Agreement, the Company is entitled to borrow from SVB up to $6.0 million, based on 80% of eligible accounts receivable subject to limits based on the Company’s eligible accounts as determined by SVB. Interest on extensions of credit is equal to the prime rate of Wall Street Journal (“WSJ”) Prime, plus 0.75%, with a minimum interest rate of 4.00%. The Loan Agreement will expire on December 9, 2013.

The Loan Agreement with SVB is secured by all of our assets, including all accounts, equipment, inventory, receivables, and general intangibles. The Loan Agreement contains certain restrictive covenants that will impose significant operating and financial restrictions on our operations, including, but not limited to restrictions that limit our ability to:

–
Sell, lease, or otherwise transfer, or permit any of our subsidiaries to sell, lease or otherwise transfer, all or any part of our business or property, except in the ordinary course of business or in connection with certain indebtedness or investments permitted under the amended and restated loan agreement;

–
Merge or consolidate, or permit any of our subsidiaries to merge or consolidate, with or into any other business organization, or acquire, or permit any of our subsidiaries to acquire, all or substantially all of the capital stock or property of another person;

–	Create, incur, assume or be liable for any indebtedness, other than certain indebtedness permitted under the amended and restated loan and security agreement;

–	Pay any dividends or make any distribution or payment on, or redeem, retire, or repurchase, any capital stock; and

–	Make any investment, other than certain investments permitted under the amended and restated loan and security agreement.

The Loan Agreement contained a covenant that required that on the last day of every month, the ratio of the Company’s cash, cash equivalents and accounts receivable (together, “Quick Assets”) to the Company’s current liabilities which matured within the following year (including obligations to SVB) (“Current Liabilities”), be 1.5 to 1.00.  As of July 1, 2012, the Company was in violation of this covenant. This violation was cured by the July 3, 2012 repayment of the amount borrowed from SVB, and on August 23, 2012, the Company entered into a Default Waiver and First Amendment to the Loan Agreement with SVB in which SVB agreed to waive the July 1, 2012, default by the Company for violation of the covenant for the measurement period ended June 30, 2012 and which amended the Loan Agreement as follows: For measuring periods from July 1, 2012, to December 31, 2012, the covenant for the Adjusted Quick Ratio (defined as the ratio of Quick Assets to Current Liabilities, but excluding up to $1,200,000 of accrued liabilities) is lowered to 1.35 to 1.00 (from the previous 1.50 to 1.00 prior to the amendment with no exclusion for accrued liabilities). For measuring periods after January 1, 2013, the Adjusted Quick Ratio is 1.50 to 1.00. As of September 30, 2012, the Company was in compliance with its covenants.

The amount outstanding on the line of credit as of September 30, 2012 was $4.9 million.  On October 1, 2012, the Company repaid the entire $4.9 million to SVB.

NOTE 7—RESTRUCTURING

During the first of quarter of 2012, the Company undertook restructuring activities to reduce its expenses.  The components of the restructuring charge included severance, benefits, payroll taxes, expenses associated with the acceleration of stock options, and other costs associated with employee terminations. The net charge for these restructuring activities was $207,000.

In July 2011, the Company vacated its headquarters facilities in Palo Alto, California and relocated to Endwave’s facilities in San Jose, California.  The Company has lease obligations through December 2013 for the Palo Alto facilities.  In connection with the Company vacating the Palo Alto facilities, the Company recognized $769,000 of restructuring expenses in July 2011. During the second quarter of 2012, the Company sublet the Palo Alto facility to a third-party, and as a result, recorded a restructuring benefit of $74,000. In addition, during the second quarter of 2012, the Company recorded a benefit of $40,000 due to lower than expected restructuring expenses originally booked as part of the restructuring undertaken by the Company in relation to its acquisition of Endwave.

For the nine months ended October 2, 2011, the Company recorded restructuring expense of $3.8 million that was the result of the $769,000 noted above, as well as $3.1 million which represented certain restructuring expenses incurred and booked by Endwave in anticipation of the acquisition and prior to the close of the transaction. Of the total $3.1 million of restructuring expense incurred by Endwave prior to the close of the transaction, $2.1 million remained in restructuring liabilities at the close of the merger and $1.0 million had been paid out prior to the close of the transaction.  Of the total $3.1 million, $2.8 million included severance, benefits, payroll taxes, expenses associated with the acceleration of stock options and other costs associated with employee terminations and $290,000 included facilities related expenses.

The following is a summary of the restructuring activity (in thousands):

	Three months ended		Nine months ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Beginning balance	$307	$1,791	$696	$62
Restructuring liabilities assumed	-	-	-	468
Charges	-	769	207	3,880
Uses and adjustments	(105)	(1,347)	(701)	(2,216)
Expense paid by Endwave	-	-	-	(981)
Ending balance	$202	$1,213	$202	$1,213

As of September 30, 2012, the $202,000 in accrued restructuring includes $26,000 for the Endwave restructuring which is expected to be paid out by the second quarter of 2013 and $176,000 for the Palo Alto facilities restructuring which is expected to be paid out by the fourth quarter of 2013.

As of September 30, 2012, the $202,000 in accrued restructuring includes $165,000 recorded in other current liabilities and $37,000 recorded in other long-term liabilities.

NOTE 8—INCOME TAXES

The Company recorded a provision for income taxes of $65,000 and $99,000 for the three and nine months ended September 30, 2012, respectively, and $12,000 for the nine months ended October 2, 2011. The Company's effective tax rate was (4.5%) for the three months ended September 30, 2012 and less than (2.1%) for the nine months ended September 30, 2012 and October 2, 2011.  The Company did not record a provision for income taxes for the three months ended October 2, 2011.

The income tax provision for the three months and nine months ended September 30, 2012 and October 2, 2011 was due primarily to state taxes, United States withholding taxes and foreign taxes due. The Company has incurred book losses in all tax jurisdictions and has a full valuation allowance against such losses.

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such a determination, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. In order to support a conclusion that a valuation allowance in not needed, positive evidence of sufficient quantity and quality is necessary to overcome negative evidence. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding realization of the asset including lack of profitability through September 30, 2012 and the uncertainty over future operating profitability and taxable income. The Company will continue to evaluate the potential realization of the deferred tax assets on a quarterly basis.

The Company is subject to income taxes in the U.S. federal jurisdiction and various U.S. state and foreign jurisdictions. All tax years since the Company’s inception are open and may be subject to potential examination in one or more jurisdictions.

NOTE 9—NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock and potential common stock equivalents outstanding during the period, if dilutive. Potential common stock equivalents include options to purchase common stock, restricted stock units and warrants to purchase common stock.

Potential dilutive common shares of 12,401,060 as of September 30, 2012 and 11,057,393 as of October 2, 2011 from the assumed exercise of stock options, unvested restricted stock units and warrants were not included in the net loss per share calculations as the Company incurred net losses for the periods presented and inclusion of such shares would have been anti-dilutive. As a result, diluted net loss per share is the same as basic net loss per share for all periods presented.

NOTE 10—SEGMENT AND GEOGRAPHIC INFORMATION

The Company has determined that it operates as a single operating and reportable segment. The following tables reflect the results of the Company’s reportable segment consistent with the management system used by the Company’s Chief Executive Officer, the chief operating decision maker.

The following table summarizes revenue by geographic region (in thousands):

	Three months ended				Nine months ended
	September 30, 2012		October 2, 2011		September 30, 2012		October 2, 2011
North America	$2,797	28%	$3,279	39%	$7,783	27%	$11,251	48%
Asia	2,765	28%	2,279	27%	8,263	29%	6,417	27%
Europe	4,448	44%	2,778	33%	12,629	44%	5,813	25%
Other	44	0%	27	0%	118	0%	163	1%
	$10,054	100%	$8,363	100%	$28,793	100%	$23,644	100%

The Company determines geographic location of its revenue based upon the destination of shipments of its products.

For the three months ended September 30, 2012, two customers each accounted for greater than 10% of total revenue and combined they accounted for 38% of our total revenue, the largest accounted for 25% of the Company’s total revenue. For the three months ended October 2, 2011, three customers which accounted for greater than 10% of total revenue and combined they accounted for 38% of our total revenue, the largest accounted for 16% of the Company’s total revenue.

For the nine months ended September 30, 2012, two customers each accounted for greater than 10% of total revenue and combined they accounted for 36% of our total revenue, the largest accounted for 21% of the Company’s total revenue. For the nine months ended October 2, 2011, no customer accounted for greater than 10% of total revenue.

The following table summarizes long-lived assets by country (in thousands):

	September 30, 2012	December 31, 2011
United States	$2,361	$3,431
Switzerland	2,193	1,057
	$4,554	$4,488

Long-lived assets, comprised of property and equipment, are reported based on the location of the assets at each balance sheet date.

NOTE 11—COMMITMENTS AND CONTINGENCIES

Commitments

Leases

The Company leases its domestic and foreign sales offices under non-cancelable operating leases. These leases contain various expiration dates and renewal options.  The Company also leases certain software licenses under operating leases. Total facilities rent expense for the three and nine months ended September 30, 2012 was $145,000 and $444,000, respectively, and for the three and nine months ended October 2, 2011 was $154,000, and $508,000, respectively. During the second quarter of 2012, the Company sublet the Palo Alto facility, and as a result, recorded a restructuring benefit of $74,000.

Aggregate non-cancelable future minimum rental payments under capital and operating leases are as follows (in thousands):

	Capital Leases		Operating Leases
Years ending December 31,	Minmum lease payments	Minmum lease payments	Sublease payments	Net lease payments
2012 (remainder of year)	$140	$240	$(44)	$196
2013	480	1,110	(250)	860
2014	306	382		382
2015	-	320		320
2016	-	339		339
Thereafter	-	57		57
Total minimum lease payments	$926	$2,448	$(294)	$2,154
Less: Amount representing interest	(129)
Total capital lease obligations	797
Less: current portion	(430)
Long-term portion of capital lease obligations	$367

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

NOTE 12—RELATED PARTY TRANSACTIONS

During the three and nine months ended September 30, 2012, the Company had revenue from National Instruments Corporation (“National Instruments”) of approximately $1.3 million and $4.2 million. During the three and nine months ended October 2, 2011, the Company had revenue from National Instruments of approximately $365,000 and $1.2 million, respectively.  The accounts receivable balance from National Instruments was $498,000 and $78,000 at September 30, 2012 and December 31, 2011, respectively. National Instruments was a shareholder.

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

NOTE 13—RECENT ACCOUNTING PRONOUNCEMENTS

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

In July 2012, the FASB issued an accounting standards update which allows an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. An entity is not required to determine the fair value of the indefinite-lived intangible unless the entity determines, based on the qualitative assessment, that it is more likely than not that its fair value is less than the carrying value. This standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. The Company does not expect the adoption will have a material impact on the Company’s condensed consolidated financial statements.

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

Overview

We are a leading supplier of high performance semiconductor and electro-optical component products that enable end-to-end high-speed data information streaming over the global communications networks using optical fiber, wireless telecommunications and the data-communications infrastructure. Our products convert signals between electrical and optical formats for transmitting and receiving data over fiber optic networks and between electrical and high speed radio frequencies to enable transmitting and receiving of data over wireless networks for short range through long haul distances. Our strategy is to apply our core technical expertise in optical, electro-optical and high speed analog technology to develop products that address high growth product and market opportunities.

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

In November 2009 GigOptix, Inc. acquired ChipX, a privately held company headquartered in Santa Clara, CA, USA.

In June 2011, GigOptix, Inc. acquired Endwave Corporation, a NASDAQ listed company headquartered in San Jose, CA, USA.

On April 25, 2012, GigOptix, Inc. began trading on the NYSE MKT exchange under the symbol “GIG.”

In June 2012, GigOptix, Inc. acquired the SiGe-based E-Band product licenses from IBM, Inc.

We have incurred net losses since inception. For the three months ended September 30, 2012, we had positive cash flow from operations.  For the nine months ended September 30, 2012 and the year ended December 31, 2011 we incurred net losses of $4.9 million and $14.1 million, respectively, and cash outflows from operations of $1.3 million and $4.9 million, respectively. As of September 30, 2012 and December 31, 2011, we had an accumulated deficit of $92.4 million and $87.5 million, respectively.

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

In July 2012, the FASB issued an accounting standards update which allows an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. An entity is not required to determine the fair value of the indefinite-lived intangible unless the entity determines, based on the qualitative assessment, that it is more likely than not that its fair value is less than the carrying value. This standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. We do not expect the adoption of this standard to have a material impact on our condensed consolidated financial statements.

Results of Operations

Revenue

Revenue for the periods reported was as follows (in thousands, except percentages):

	Three months ended		Nine months ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Total revenue	$10,054	$8,363	$28,793	$23,644
Increase period over period	$1,691		$5,149
Percentage increase, period over period	20%		22%

Total revenue primarily consists of product revenue from the sale of our optical, wireless components and application specific integrated circuits (“ASIC”) products.  Product revenue includes non-recurring engineering (“NRE”) revenue for engineering and design work for certain customers as well as government contracts.  NRE revenue for customers is generally recorded on a percentage of completion basis, using project hours as the basis to measure progress toward completing the engagement and recognizing revenue.  The costs incurred under these development projects are expensed as incurred and generally are included in research and development expense.

Revenue for the three months ended September 30, 2012 was $10.1 million, an increase of $1.7 million, or 20%, compared with $8.4 million for the three months ended October 2, 2011.  The increase in revenue was primarily due to increased sales of our high speed 40Gbps and 100Gbps optical components and RF/MMIC product lines.

Revenue for the nine months ended September 30, 2012 was $28.8 million, an increase of $5.1 million, or 22%, compared with $23.6 million for the nine months ended October 2, 2011.  The increase in revenue was primarily due to increased sales of our high speed 40Gbps and 100Gbps optical components partially offset by a decrease in revenue from the legacy Endwave products.

Gross Profit and Cost of Revenue

Cost of revenue and gross profit for the periods presented was as follows (in thousands, except percentages):

	Three months ended
	September 30, 2012		October 2, 2011
	Amount (in thousands)	% of Revenue	Amount (in thousands)	% of Revenue	Change (in thousands)	% Change

Total cost of revenue	$4,853	48%	$3,709	44%	$1,144	31%
Gross profit	$5,201	52%	$4,654	56%	$547	12%

	Nine months ended
	September 30, 2012		October 2, 2011
	Amount (in thousands)	% of Revenue	Amount (in thousands)	% of Revenue	Change (in thousands)	% Change

Total cost of revenue	$13,568	47%	$11,338	48%	$2,230	20%
Gross profit	$15,225	53%	$12,306	52%	$2,919	24%

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

Gross profit for the three months ended September 30, 2012 was $5.2 million, or 52% of revenue, compared to $4.7 million, or 56% of revenue for the three months ended October 2, 2011.  The decrease in gross margin is primarily due to a change in product mix to lower margin ASIC products.  We expect our gross margin as a percentage of revenue to be similar in the fourth quarter of 2012 compared to what we experienced in the third quarter of 2012.

Gross profit for the nine months ended September 30, 2012 was $15.2 million compared to $12.3 million for the nine months ended October 2, 2011.  The moderate increase in gross margin is primarily due to increased absorption of our costs resulting from increased revenue.

Research and Development Expense

Research and development expense for the periods presented was as follows (in thousands, except percentages):

	Three months ended		Nine months ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Research and development expense	$3,395	$3,633	$10,223	$9,097
Percentage of revenue	34%	43%	36%	38%
Increase (decrease), period over period	$(238)		$1,126
Percentage (decrease) increase, period over period	-7%		12%

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

Research and development expense for the three months ended September 30, 2012 was $3.4 million compared to $3.6 million for the three months ended October 2, 2011, a decrease of $238,000 or 7%.  The decrease was primarily due to a $253,000 decrease in project related expenses which were partially offset by a $32,000 increase in stock-based compensation. We expect research and development expense to be flat from the third quarter of 2012 to the fourth quarter of 2012.

Research and development expense for the nine months ended September 30, 2012 was $10.2 million compared to $9.1 million for the nine months ended October 2, 2011, an increase of $1.1 million or 12%.  The nine month increase was primarily due to a $1.0 million increase in personnel related expenses and a $420,000 increase in stock-based compensation related expenses which were partially offset by a $608,000 decrease in project related expenses.

Selling, General and Administrative Expense

Selling, general and administrative expense for the periods presented was as follows (in thousands, except percentages):

	Three months ended		Nine months ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Selling, general and administrative expense	$2,816	$2,769	$8,775	$8,091
Percentage of revenue	28%	33%	30%	34%
Increase period over period	$47		$684
Percentage increase, period over period	2%		8%

Selling, general and administrative expense consists primarily of salaries and related expenses for executive, accounting, finance and administration personnel, professional fees, allocated facilities costs and expenses related to stock-based compensation.

Selling, general and administrative expense for the three months ended September 30, 2012 was comparable to the three months ended October 2, 2011. Selling, general and administrative expense increased in absolute dollars compared to the third quarter of 2011 primarily due to a $330,000 increase in stock-based compensation expenses which were offset by a $293,000 decrease in professional fees. We expect selling, general and administrative expense in the fourth quarter of 2012 to be consistent in absolute dollars with the third quarter of 2012.

Selling, general and administrative expense for the nine months ended September 30, 2012 was $8.8 million compared to $8.1 million for the nine months ended October 2, 2011, an increase of $684,000 or 8%. The nine month increase was primarily due to an $802,000 increase in stock-based compensation related expenses.

Restructuring Expense, Net

During the three months ended September 30, 2012, we did not incur any restructuring expense.

For the nine months ended September 30, 2012, we recorded restructuring expense of $93,000 that was the result of a $207,000 restructuring charge incurred during the three months ended April 1, 2012 to reduce our expenses offset by a benefit of $114,000 incurred during the three months ended July 1, 2012.  The components of the restructuring charge included severance, benefits, payroll taxes, expenses associated with the acceleration of stock options and other costs associated with employee terminations. The components of the restructuring income included a $74,000 benefit from the sublet of our Palo Alto facility, as we were able to sublet the property at a higher lease rate than we originally estimated, and a $40,000 benefit due to lower than anticipated restructuring charges related to the Endwave merger.

During the three months ended October 2, 2011, we recorded restructuring expense of $769,000 which was primarily due to costs associated with vacating previous headquarters facilities in Palo Alto, California, for which we have facilities lease obligations through December 2013.

For the nine months ended October 2, 2011, we recorded restructuring expense of $3.8 million that was the result of the $769,000 noted above, as well as $3.1 million which represented certain restructuring expenses incurred and booked by Endwave in anticipation of the acquisition and prior to the close of the transaction. Of the total $3.1 million of restructuring expense incurred by Endwave prior to the close of the transaction, $2.1 million remained in restructuring liabilities at the close of the merger and $1.0 million had been paid out prior to the close of the transaction.  Of the total $3.1 million, $2.8 million included severance, benefits, payroll taxes, expenses associated with the acceleration of stock options and other costs associated with employee terminations and $290,000 included facilities related expenses.

Merger-related Expense

During the three and nine months ended October 2, 2011, we incurred $74,000 and $2.0 million of expenses in connection with our June 2011 acquisition of Endwave Corporation.  The amounts primarily include employee retention compensation in connection with the completion of the merger and attorney, accounting and investment banking fees.

Special Litigation-Related Expense

During the three and nine months ended September 30, 2012, we recorded special litigation-related expense of $576,000 and $929,000, respectively.  During the three and nine months ended October 2, 2011, we recorded special litigation-related expense of $255,000 and $275,000, respectively. The litigation was related to costs associated primarily with the litigation against M/A-Com Technology Solution, Inc. (Optomai).

Shareholder Settlement Expense

On April 8, 2011, GigOptix and the trustees for the DBSI Estate Litigation Trust and the DBSI Liquidating Trust (together “DBSI”) reached agreement to settle a claim by DBSI against GigOptix. As part of the settlement, GigOptix issued warrants to DBSI for 1 million shares of common stock. During the three months ended October 2, 2011, we recognized $1.1 million of expense in connection with the issuance of these warrants.

Interest Expense, Net and Other Income (Expense), Net

	Three months ended		Nine months ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Interest expense, net	$(38)	$(97)	$(231)	$(240)
Other income (expense), net	183	(131)	240	(61)
Total	$145	$(228)	$9	$(301)

Interest expense, net and other income (expense), net consist primarily of gains and losses related to foreign currency transactions, gains and gains related for property and equipment disposals, interest on capital leases and amortization of loan fees in connection with our Silicon Valley Bank line of credit and loan.

Interest expense, net for the three months ended September 30, 2012 was $38,000 compared to $97,000 for the three months ended October 2, 2011.  The decrease in interest expense, net was primarily due to a $50,000 decrease of the amortization of the loan discount.

Interest expense, net for the nine months ended September 30, 2012 was comparable to the nine months ended October 2, 2011.

Other income (expense), net for the three months ended September 30, 2012 was income of $183,000 compared to expense of $131,000 for the three months ended October 2, 2011.  The three month increase in other income was primarily due to an $118,000 increase in gain on sale of property and equipment and a $116,000 decrease in foreign currency transaction losses.

Other income (expense), net for the nine months ended September 30, 2012 was income of $240,000 which primarily consisted of $163,000 gain on the sale of property and equipment and $43,000 for foreign exchange transaction gains. Other income (expense), net for the nine months ended October 2, 2011 was an expense of $61,000 which primarily consisted of $105,000 for foreign transaction losses which were partially offset by a $44,000 gain on sale of property and equipment.

Provision for Income Taxes

We recorded a provision for income taxes of $65,000 and $99,000 for the three and nine months ended September 30, 2012, respectively, and $12,000 for the nine months ended October 2, 2011.  Our effective tax rate was (4.5%) for the three months ended September 30, 2012 and less than (2.1%) for the nine months ended September 30, 2012 and October 2, 2011.  We did not record a provision for income taxes for the three months ended October 2, 2011.

The income tax provision for the three months and nine months ended September 30, 2012 and October 2, 2011 was due primarily to state taxes, United States withholding taxes and foreign taxes due.  We have incurred book losses in all tax jurisdictions and have a full valuation allowance against such losses.

Liquidity and Capital Resources

On December 9, 2011, we entered into an amended and restated loan and security agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). Pursuant to the Loan Agreement, we are entitled to borrow from SVB up to $6.0 million, based on 80% of eligible accounts receivable subject to limits based on the our eligible accounts as determined by SVB. Interest on extensions of credit is equal to the prime rate of Wall Street Journal (“WSJ”) Prime, plus 0.75%, with a minimum interest rate of 4.00%. The Loan Agreement will expire on December 9, 2013.

The Loan Agreement with SVB is secured by all of our assets, including all accounts, equipment, inventory, receivables, and general intangibles. The Loan Agreement contains certain restrictive covenants that will impose significant operating and financial restrictions on our operations, including, but not limited to restrictions that limit our ability to:

–
Sell lease, or otherwise transfer, or permit any of our subsidiaries to sell, lease or otherwise transfer, all or any part of our business or property, except in the ordinary course of business or in connection with certain indebtedness or investments permitted under the amended and restated loan agreement;

–
Merge or consolidate, or permit any of our subsidiaries to merge or consolidate, with or into any other business organization, or acquire, or permit any of our subsidiaries to acquire, all or substantially all of the capital stock or property of another person;

–	Create, incur, assume or be liable for any indebtedness, other than certain indebtedness permitted under the amended and restated loan and security agreement;

–	Pay any dividends or make any distribution or payment on, or redeem, retire, or repurchase, any capital stock; and

–	Make any investment, other than certain investments permitted under the amended and restated loan and security agreement.

The Loan Agreement contained a covenant that required that on the last day of every month, the ratio of our cash, cash equivalents and accounts receivable (together, “Quick Assets”) to our current liabilities which matured within the following year (including obligations to SVB) (“Current Liabilities”), be 1.5 to 1.00.  As of July 1, 2012, we were in violation of this covenant. This violation was cured by the July 3, 2012 repayment of the amount borrowed from SVB, and on August 23, 2012, we entered into a Default Waiver and First Amendment to the Loan Agreement with SVB in which SVB agreed to waive the July 1, 2012, default by us for violation of the covenant for the measurement period ended June 30, 2012 and which amended the Loan Agreement as follows: For measuring periods from July 1, 2012, to December 31, 2012, the covenant for the Adjusted Quick Ratio (defined as the ratio of Quick Assets to Current Liabilities, but excluding up to $1,200,000 of accrued liabilities) is lowered to 1.35 to 1.00 (from the previous 1.50 to 1.00 prior to the amendment with no exclusion for accrued liabilities).  For measuring periods after January 1, 2013, the Adjusted Quick Ratio is 1.50 to 1.00. As of September 30, 2012, we were in compliance with our covenants.

The amount outstanding on the line of credit as of September 30, 2012 was $4.9 million.  On October 1, 2012, we repaid the entire $4.9 million to SVB.

Cash and cash equivalents and cash flow data for the periods presented were as follows (in thousands):

	September 30, 2012	December 31, 2011
Cash and cash equivalents	$12,315	$15,788

	Nine months ended
	September 30, 2012	October 2, 2011
Net cash used in operating activities	$(1,303)	$(3,012)
Net cash (used in) provided by investing activities	$(1,341)	$10,783
Net cash used in financing activities	$(644)	$(2,396)

Operating Activities

Operating activities used cash of $1.3 million during the nine months ended September 30, 2012 and consisted of a net loss of $4.9 million, adjusted for certain non-cash items, including non-cash restructuring benefits of $114,000 and a gain on sale of property and equipment of $163,000, offset by depreciation and amortization of $3.1 million and stock-based compensation expense of $3.8 million, as well as the effect of changes in working capital. We experienced cash usage for working capital for an increase in accounts receivable, net of $1.1 million due to timing of collections, an increase in inventories of $1.6 million due to purchasing, an increase in prepaid and other assets of $278,000, and a decrease in other current and long-term liabilities of $897,000. These decreases were partially offset by an increase in accounts payable of $550,000, an increase in accrued compensation of $191,000, and a decrease in other assets of $41,000.

Operating activities used cash of $3.0 million during the nine months ended October 2, 2011 and resulted primarily from a net loss of $12.3 million, adjusted for certain non-cash items, including change in fair value of warrants of $25,000 and gain on sale of property and equipment of $44,000, offset by depreciation and amortization of $2.5 million, stock-based compensation of $2.3 million, non-cash litigation settlement of $1.1 million, and amortization of investments of $36,000, as well as the effect of changes in working capital. We experienced cash provided by working capital for a decrease in accounts receivable, inventories and other assets of $1.1 million, an increase in accounts payable, accrued compensation, and other current liabilities of $2.4 million, offset by an increase in prepaid and other current assets of $52,000 and a decrease in other long-term liabilities of $24,000.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2012 was $1.3 million and consisted of $1.8 million of purchases of property and equipment which was partially offset by $400,000 proceeds from sale and maturity of investments and $90,000 proceeds from sale of property and equipment.

Net cash provided by investing activities for the nine months ended October 2, 2011 was $10.8 million and consisted of $3.7 million proceeds from sale and maturity of investments, the receipt of $8.8 million as a result of the acquisition of Endwave and a $99,000 reduction in restricted cash, partially offset by $1.8 million of purchases of property and equipment.

Financing Activities

Net cash used by financing activities during the nine months ended September 30, 2012 was $644,000 and consisted primarily of $2.2 million of treasury stock repurchase from our modified Dutch auction tender offer, $386,000 of payments on our capital lease obligations, and $349,000 of taxes paid related to net share settlement of equity awards, which were partially offset by $15.6 million proceeds less a $13.7 million repayment from line of credit facilities with Silicon Valley Bank and $389,000 of proceeds from issuance of stock.

Net cash used in financing activities during the nine months ended October 2, 2011 was $2.4 million and consisted primarily of $6.0 million proceeds from line of credit facilities with Bridge Bank and Silicon Valley Bank, an $8.0 million repayment of line of credit, a $203,000 repayment of short-term loan and a $220,000 repayment of our capital lease obligations.

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

Material Commitments

The following table summarizes our future cash obligations for current debt, operating leases, and capital leases, in thousands of dollars, as of September 30, 2012:

Contractual Obligations at September 30, 2012:	Total	Less than One Year	One to Three Years	More than Three Years
Current debt obligation	$4,911	$4,911	$-	$-
Operating lease obligations	2,154	853	824	477
Capital lease obligations	926	520	406	-
Total	$7,991	$6,284	$1,230	$477

In addition to the future cash obligations above, GigOptix did not have any material commitments for capital expenditures as of September 30, 2012.

Impact of Inflation and Changing Prices on Net Sales, Revenue and Income

Inflation and changing prices have not had a material impact on the materials used in our production process during the periods and at balance sheet dates presented in this report.

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

Our management, including our CEO and CFO, is responsible for establishing and maintaining our disclosure controls and procedures. Our CEO and CFO have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. In light of the material weaknesses set forth below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of that date. Notwithstanding the material weaknesses described below, our management performed additional analyses, reconciliations and other post-closing procedures and has concluded that our condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States.

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

We have summarized below the remediation measures that we have implemented in response to the material weaknesses discussed above:

●
As part of future acquisitions and significant transactions, we will review our accounting of the transactions internally based on generally accepted accounting principles as well as the most recent authoritative guidance.  In addition, we will seek external advisors with a full understanding of the appropriate accounting treatment for any significant and infrequent transactions we experience in the future; and

●
We have hired another senior accountant with a CPA certification and engaged a senior cost accounting consultant.  Our staff, including those recently hired, are continuing to gain knowledge of GigOptix products and to work with our operations and finance team to institute, maintain and adhere to appropriate policies and procedures associated with inventory and cost of revenue.

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

Advantech Advanced Microwave Technologies Inc. (“Advantech”)

On October 31, 2008, Endwave filed a complaint with the Canadian Superior Court in Montreal, Quebec alleging that Advantech , the parent company of Allgon Microwave Corporation AB, or Allgon, had breached its contractual obligations with Endwave and owes Endwave $994,500 for amounts outstanding under a note receivable and for purchased inventory and authorized finished goods purchase orders. By virtue of the acquisition of Endwave, we have assumed this litigation. The litigation is at an early stage, and a trial date has been set for February 2013; we cannot predict the outcome of these proceedings.

Optomai, Inc. and M/A-COM Technology Solutions, Inc.

On April 25, 2011, GigOptix initiated a lawsuit in the Superior Court of Santa Clara County, California, against five former employees of GigOptix who left in 2009 and 2010 to launch a competing company, Optomai, Inc., which was formed in October 2009 while four of the five were still employed by GigOptix.   At GigOptix, the former employees were responsible for the development and promotion of products for 40G and 100G fiber optic networks, among other products.  Only a few months after four of the five employees had left the company, in April 2010, their new company, Optomai, Inc., began marketing such products which were developed using GigOptix files which were copied.  On the day in April 2011 that GigOptix filed the lawsuit, M/A-COM Technology Solutions, Inc. (MACOM) announced that it had acquired Optomai and M/A-COM has since been added to the suit as a defendant.  In the lawsuit, GigOptix’ seeks damages and injunctive relief for misappropriation of confidential information and trade secrets and breach of the contractual and legal obligations to GigOptix of the five former employees including while still employed by GigOptix.  GigOptix has been engaged in discovery, which includes forensic work.  GigOptix is continuing to move the case towards a trial on its claims against the defendants.  No trial date has been set.

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

We have incurred net losses since inception. For the nine months ended September 30, 2012 and the years ended December 31, 2011 and 2010, we incurred net losses of $4.9 million, $14.1 million and $4.4 million, respectively, and cash outflows from operations of $1.3 million, $4.9 million and $3.8 million, respectively. As of September 30, 2012, we had an accumulated deficit of $92.4 million. We expect development, sales and other operating expenses to increase in the future as we expand our business. If our revenue does not grow to offset these expected increased expenses, we may not be profitable. In fact, in future quarters we may not have any revenue growth and our revenues could decline. Furthermore, if our operating expenses exceed expectations, financial performance will be adversely affected and we may continue to incur significant losses in the future.

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

We have incurred net losses since inception.  As of September 30, 2012, we had an accumulated deficit of $92.4 million. We have incurred significant losses since inception, attributable to our efforts to design and commercialize our products. We have managed our liquidity during this time through a series of cost reduction initiatives and through increasing our line of credit with our bank.   Following the acquisition of Endwave, we had $16.2 million in cash and short-term investments as of December 31, 2011. However, while we have additional cash available, our ability to continue as a going concern may be dependent on many events outside of our direct control, including, among other things, obtaining additional financing either privately or through public markets, should this be necessary, and customers purchasing our products in substantially higher volumes.

We could suffer unrecoverable losses on accounts receivable from our customers, which would adversely affect our financial results.

Our operating cash flows are dependent on the continued collection of receivables. Our accounts receivable as of September 30, 2012 increased by $1.1 million or 19% compared to the balance at December 31, 2011.  We could suffer additional accounting losses as well as a reduction in liquidity if a customer is unable or refuses to pay. A significant increase in uncollectible accounts would have an adverse impact on our business, liquidity and financial results.

Our business is subject to foreign currency risk.

Sales to customers located outside North America comprised 73% and 52% of GigOptix’ revenue for the nine months ended September 30, 2012 and October 2, 2011, respectively. In addition, we have a subsidiary overseas (Switzerland) that records its operating expenses in a foreign currency.  Since sales of our products have been denominated to date primarily in U.S. dollars, increases in the value of the U.S. dollar could increase the price of our products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales and profitability in that country. Future international activity may result in increased foreign currency denominated sales. Gains and losses on the conversion to U.S. dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in GigOptix’ results of operations. We currently do not have hedging or other programs in place to protect against adverse changes in the value of the U.S. dollar as compared to other currencies to minimize potential adverse effects.

We derive a significant portion of our revenue from a small number of customers and the loss of one or more of these key customers, the diminished demand for our products from a key customer, or the failure to obtain certifications from a key customer or its distribution channel could significantly reduce our revenue and profits.

A relatively small number of customers account for a significant portion of our revenue in any particular period.  One or more of our key customers may discontinue operations as a result of consolidation, liquidation or otherwise, or reduce significantly its business with us due to the current economic conditions or their current situation. Reductions, delays and cancellation of orders from our key customers or the loss of one or more key customers could significantly further reduce our revenue and profits. There is no assurance that our current customers will continue to place orders with us, that orders by existing customers will continue at current or historical levels or that we will be able to obtain orders from new customers.

For the nine months ended September 30, 2012, two customers each accounted for greater than 10% of total revenue and combined they accounted for 36% of our total revenue, the largest which accounted for 21% of our total revenue. For the nine months ended October 2, 2011, no customer accounted for greater than 10% of total revenue.

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

New regulations related to “conflict minerals” may force us to incur additional expenses, may result in damage to our business reputation and may adversely impact our ability to conduct our business.

In August 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted new requirements for companies that use certain minerals and derivative metals (referred to as “conflict minerals,” regardless of their actual country of origin) in their products. Some of these metals are commonly used in electronic equipment and devices, including our products. These new requirements will require companies to investigate, disclose and report whether or not such metals originated from the Democratic Republic of Congo or adjoining countries. We have a complex supply chain for the components and parts used in each of our products. We have numerous foreign suppliers, many of whom are not obligated by the new law to investigate their own supply chains. As a result, we may incur significant costs to comply with the diligence and disclosure requirements, including costs related to determining the source of any of the relevant metals used in our products. In addition, because our supply chain is complex, we may not be able to sufficiently verify the origin of all the relevant metals used in our products through the due diligence procedures we implement, which may harm our business reputation. We may have customers who will need to know our conflict mineral status to satisfy their own SEC reporting obligations (if any), and as a result we may also face difficulties in satisfying customers if they require that we prove or certify that our products are “conflict free.” Key components and parts that can be shown to be “conflict free” may not be available to us in sufficient quantity, or at all, or may only be available at significantly higher cost to us. If we are not able to meet customer requirements, customers may choose to disqualify us as a supplier. Any of these outcomes could adversely impact our business, financial condition or operating results.

Although the SEC has provided temporary relief for products deemed to be “DRC Conflict Undeterminable” if we are unable to determine whether the minerals in our products originated from a covered country or were used to finance or benefit armed groups in the covered countries for a temporary two year period, or in the case of smaller reporting companies such as GigOptix for a period of four years, we will still be required to file a Conflict Minerals Report and include certain disclosures similar to those required for “Not DRC Conflict Free” products, but we will not be required to obtain an audit of that report.  We will nonetheless be required to disclose the steps we have taken or intend to take to mitigate the risk that the conflict minerals in our products are benefitting armed groups in the covered countries.  This additional reporting and compliance burden may increase our expenses and costs related to our supply chain and disclosure requirements.

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

GIGOPTIX, INC.

Date: November 13, 2012	/S/ Avi S. Katz
Dr. Avi S. Katz
Chief Executive Officer and Chairman of the Board

Date: November 13, 2012	/S/ Curt P. Sacks
Curt P. Sacks
Chief Financial Officer