Form 10-Q
period 2013-03-31
GigOptix, Inc.
filed 2013-05-14
CIK 1432150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

The number of shares of Common Stock outstanding as of May 3, 2013, the most recent practicable date prior to the filing of this Quarterly Report on Form 10-Q, was 22,329,758 shares.

PART I
FINANCIAL INFORMATION
GIGOPTIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2013	2012
ASSETS	(Unaudited)	(1)
Current assets:
Cash and cash equivalents	$9,453	$10,147
Accounts receivable, net	6,630	5,056
Inventories	4,337	4,111
Prepaid and other current assets	485	295
Total current assets	20,905	19,609
Property and equipment, net	3,970	4,579
Intangible assets, net	4,017	4,270
Goodwill	9,860	9,860
Restricted cash	280	282
Other assets	217	228
Total assets	$39,249	$38,828

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,278	$3,174
Accrued compensation	976	846
Line of credit	5,900	3,600
Other current liabilities	2,971	3,080
Total current liabilities	12,125	10,700
Other long term liabilities	989	1,128
Total liabilities	13,114	11,828
Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of March 31, 2013 and December 31, 2012	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized as of March 31, 2013 and December 31, 2012; 22,329,758 and 22,205,746 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	22	22
Additional paid-in capital	125,081	123,386
Treasury stock, at cost; 701,754 shares as of March 31, 2013 and December 31, 2012, respectively	(2,209)	(2,209)
Accumulated other comprehensive income	306	298
Accumulated deficit	(97,065)	(94,497)
Total stockholders’ equity	26,135	27,000
Total liabilities and stockholders’ equity	$39,249	$38,828

See accompanying Notes to Condensed Consolidated Financial Statements

(1)	The condensed consolidated balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements at that date.

GIGOPTIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2013	April 1, 2012
Total revenue	$6,921	$9,151
Total cost of revenue	2,636	4,178
Gross profit	4,285	4,973

Research and development expense	3,236	3,383
Selling, general and administrative expense	2,353	2,807
Restructuring expense	950	207
Special litigation-related expense	415	141
Total operating expenses	6,954	6,538
Loss from operations	(2,669)	(1,565)
Interest expense, net	(54)	(152)
Other income (expense), net	168	(15)
Loss before provision for income taxes	(2,555)	(1,732)
Provision for income taxes	13	16
Net loss	$(2,568)	$(1,748)

Net loss per share—basic and diluted	$(0.12)	$(0.08)
Weighted average number of shares used in per share calculations - basic and diluted	21,547	21,555

See accompanying Notes to Condensed Consolidated Financial Statements

GIGOPTIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2013	April 1, 2012
Net loss	$(2,568)	$(1,748)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	8	74
Change in pension liability in connection with actuarial gain (loss)	-	(54)
Other comprehensive income (loss), net of tax	8	20
Comprehensive loss	$(2,560)	$(1,728)

See accompanying Notes to Condensed Consolidated Financial Statements

GIGOPTIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March,	April 1,
	2013	2012
Cash flows from operating activities:
Net loss	$(2,568)	$(1,748)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	914	994
Stock-based compensation	1,770	870
Change in fair value of warrants	(15)	16
Gain on sale of property and equipment	(131)	-
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	(1,574)	(1,385)
Inventories	(226)	(311)
Prepaid and other current assets	(280)	(222)
Other assets	12	4
Accounts payable	(12)	395
Accrued restructuring	13	(55)
Accrued compensation	129	674
Other current liabilities	(101)	(488)
Other long-term liabilities	(39)	(38)
Net cash used in operating activities	(2,108)	(1,294)
Cash flows from investing activities:
Proceeds from sale and maturity of investments	-	400
Purchases of property and equipment	(883)	(657)
Proceeds from sale of property and equipment	131	-
Net cash used in investing activities	(752)	(257)
Cash flows from financing activities:
Proceeds from issuance of stock	-	81
Taxes paid related to net share settlement of equity awards	(75)	-
Net borrowings on line of credit	2,300	1,710
Repayment of capital lease	(117)	(190)
Net cash provided by financing activities	2,108	1,601
Effect of exchange rates on cash and cash equivalents	58	(41)
Net increase (decrease) in cash and cash equivalents	(694)	9
Cash and cash equivalents at beginning of period	10,147	15,788
Cash and cash equivalents at end of period	$9,453	$15,797
Supplemental disclosure of cash flow information
Interest paid	$54	$152

See accompanying Notes to Condensed Consolidated Financial Statements

GIGOPTIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

Organization

GigOptix Inc. (“GigOptix” or the “Company”) is a leading fabless supplier of semiconductor components that enable high speed information streaming over network infrastructures, within data centers and in user devices. The business is made up of two product lines: High-Speed Communications products and Industrial products.

The High-Speed Communications product line offers a broad portfolio of high performance optical and wireless components to telecommunication (“telecom”) and data communication (“datacom”) customers, including i) mixed signal radio frequency integrated circuits (“RFIC”), such as 40G and 100G laser and optical modulator drivers and trans-impedance amplifiers (“TIA”) for telecom, datacom, and consumer electronic fiber-optic applications; ii) power amplifiers and transceivers for microwave and millimeter wave monolithic microwave integrated circuit (“MMIC”) wireless applications including 73 Ghz and 83 GHz power amplifiers and transceiver chips; iii) thin film polymer on silicon (“TFPS”) optical modulators for 40G and 100G fiber-optic telecom; and iv) integrated systems in a package (“SIP”) solutions for both fiber-optic and wireless applications.  The High-Speed Communications product line also partners with key customers on joint development projects that generate engineering project revenue for the Company while helping to position the Company for future product revenues with these key customers.

The Industrial product line offers a wide range of digital and mixed-signal application specific integrated circuit (“ASIC”) solutions for industrial, military, avionics, medical and communications markets.  The Industrial product line partners with ASIC customers on development projects that generate engineering project revenue for the Company that directly lead to future product revenues with these ASIC customers.

GigOptix, Inc., the successor to GigOptix LLC, was formed as a Delaware corporation in March 2008 in order to facilitate a combination between GigOptix LLC and Lumera Corporation (“Lumera”). Before the combination, GigOptix LLC acquired the assets of iTerra Communications LLC in July 2007 (“iTerra”) and Helix Semiconductors AG (“Helix”) in January 2008. On November 9, 2009, GigOptix acquired ChipX, Incorporated (“ChipX”).  On June 17, 2011, GigOptix acquired Endwave Corporation (“Endwave”).  As a result of the acquisitions, Helix, Lumera, ChipX and Endwave all became wholly owned subsidiaries of GigOptix.

GigOptix Gmbh

In March 2013, the Company established a German subsidiary, GigOptix GmbH. The subsidiary will be engaged in research and development for the Company’s High-Speed Communication product line including electro-optical products.

 Basis of Presentation

The Company’s fiscal year ends on December 31. For quarterly reporting, the Company employs a five-week, four-week, four-week, reporting period. The first quarter of 2013 ended on Sunday, March 31, 2013. The first quarter of fiscal 2012 ended on Sunday, April 1, 2012. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements as of March 31, 2013 and for the three months ended March 31, 2013 and April 1, 2012, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X, and include the accounts of the Company and all of its subsidiaries. Accordingly, they do not include all of the information and footnotes required by such accounting principles for annual financial statements.  The condensed consolidated results of operations for the three months ended March 31, 2013 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2013. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report for the year ended December 31, 2012 on Form 10-K (the “2012 Form 10-K”).

Certain prior year financial statement amounts have been reclassified to conform to the current year’s presentation.  These reclassifications had no impact on previously reported total assets, stockholders’ equity or net loss.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported periods. These judgments can be subjective and complex, and consequently, actual results could differ materially from those estimates and assumptions. Descriptions of these estimates and assumptions are included in the 2012 Form 10-K and the Company encourages you to read its 2012 Form 10-K for more information about such estimates and assumptions.

NOTE 2—BALANCE SHEET COMPONENTS

Accounts receivable, net consisted of the following (in thousands):

	March 31,	December 31,
	2013	2012
Billed accounts receivable	$6,686	$5,137
Unbilled accounts receivable	256	256
Allowance for doubtful accounts	(312)	(337)
	$6,630	$5,056

Property and equipment, net consisted of the following (in thousands, except depreciable life):

	Life	March 31,	December 31,
	(In years)	2013	2012
Network and laboratory equipment	3 – 5	$10,458	$10,654
Computer software and equipment	2 – 3	3,706	3,747
Furniture and fixtures	3 –10	176	176
Office equipment	3 – 5	106	106
Leasehold improvements	1 – 5	378	378
Construction-in-progress	—	236	236
		15,060	15,297
Accumulated depreciation and amortization		(11,090)	(10,718)
Property and equipment, net		$3,970	$4,579

For the three months ended March 31, 2013 and April 1, 2012, depreciation expense related to property and equipment was $572,000 and $651,000, respectively.

In addition to the property and equipment above, the Company has prepaid licenses. For the three months ended March 31, 2013 and April 1, 2012, amortization related to these prepaid licenses was $89,000 and $90,000, respectively.

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2013	2012
Raw materials	$2,575	$2,290
Work in process	800	687
Finished goods	962	1,134
	$4,337	$4,111

Accrued and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2013	2012

Amounts billed to the U.S. government in excess of approved rates	$191	$191
Warranty liability	486	612
Customer deposits	335	432
Capital lease obligations, current portion	375	324
Restructuring liabilities, current portion	182	168
Other	1,402	1,353
	$2,971	$3,080

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

Changes in the Company’s product warranty liability during the three months ended March 31, 2013 and April 1, 2012 are as follows (in thousands):

	Three months ended
	March 31, 2013	April 1, 2012
Beginning balance	$612	$296
Warranties accrued	-	591
Warranties settled or reversed	(126)	(317)
Ending balance	$486	$570

NOTE 3—FAIR VALUE

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 (in thousands):

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2013:
Assets:
Cash equivalents:
Money market funds	$1,356	$1,356	$-	$-
	$1,356	$1,356	$-	$-
Current liabilities:
Liability warrants	$9	$-	$-	$9

December 31, 2012:
Assets:
Cash equivalents:
Money market funds	$2,856	$2,856	$-	$-
	$2,856	$2,856	$-	$-
Current liabilities:
Liability warrants	$24	$-	$-	$24

As of March 31, 2013, the Company had cash and cash equivalents of $9.5 million, which was comprised of $8.1 million of cash and $1.4 million of money market funds. As of December 31, 2012, the Company had cash and cash equivalents of $10.1 million, which comprised of $7.2 million cash and $2.9 million of money market funds.

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

For the period ended March 31, 2013, the Company did not have any significant transfers between Level 1, Level 2 and Level 3.

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

The fair value of the warrants was estimated using the following assumptions:

	As of March 31, 2013	As of December 31, 2012

Stock price	$1.05	$1.92
Strike price	$3.32	$3.32
Expected life	4.30 years	4.55 years
Risk-free interest rate	0.70%	0.62%
Volatility	85%	85%
Fair value per share	$0.42	$1.03

The following table summarizes the warrants subject to liability accounting as of March 31, 2013 and December 31, 2012 (in thousands, except share and per share amounts) (see also Note 6):

								Three Months Ended March 31, 2013		Three Months Ended April 1, 2012
Holder	Original Warrants	Adjusted Warrants	Grant Date	Expiration Date	Price per Share	Fair Value December 31, 2012	Fair Value March 31, 2013	Exercise of Warrants	Change in Fair Value	Exercise of Warrants	Change in Fair Value	Related Agreement
Bridge Bank	20,000	22,671	4/7/2010	7/7/2017	$3.32	$24	$9	-	$(15)	-	$16	Credit Agreement

The change in the fair value of the Level 3 liability warrants during the three months ended March 31, 2013 is as follows (in thousands):

Fair value at December 31, 2012	$24
Exercise of warrants	-
Change in fair value	(15)
Fair value at March 31, 2013	$9

The warrant liability is included in other current liabilities on the condensed consolidated balance sheets.

NOTE 4—INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of the following (in thousands):

	March 31, 2013			December 31, 2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$3,277	$(1,380)	$1,897	$3,277	$(1,274)	$2,003
Existing technology	3,783	(2,167)	1,616	3,783	(2,065)	1,718
Order backlog	732	(732)	-	732	(732)	-
Patents	457	(341)	116	457	(321)	136
Trade name	659	(271)	388	659	(246)	413
Total	$8,908	$(4,891)	$4,017	$8,908	$(4,638)	$4,270

For the three months ended March 31, 2013 and April 1, 2012, amortization of intangible assets was as follows (in thousands):

	Three Months Ended
	March 31, 2013	April 1, 2012
Cost of revenue	$122	$122
Selling, general and administrative expense	131	131
	$253	$253

Estimated future amortization expense related to intangible assets as of March 31, 2013 is as follows (in thousands):

Years ending December 31,
2013	$730
2014	893
2015	893
2016	869
2017	632
Total	$4,017

As of March 31, 2013, the Company had $9.9 million of goodwill in connection with the acquisitions of ChipX and Endwave. In addition to its annual review, the Company also performs a review of the carrying value of its intangible assets if the Company believes that indicators of impairment exist. During the first quarter of 2013, there were no factors which indicated impairment. The Company did not record impairment on any intangibles, including goodwill, for the three months ended March 31, 2013.  In addition, the Company did not record an impairment of goodwill for the year ended December 31, 2012 and will perform its annual impairment analysis during the fourth quarter of 2013.

NOTE 5—CREDIT FACILITIES

On March 25, 2013, the Company entered into a second amended and restated loan and security agreement (“Loan Agreement”) with Silicon Valley Bank (“SVB”) to replace the amended and restated loan and security agreement entered on December 9, 2011. Pursuant to the Loan Agreement, the total aggregate amount that the Company is entitled to borrow from SVB has increased to $7 million, which is now split into two different credit facilities, comprised of (i) the existing Revolving Loan facility which was amended to provide that the Company is entitled to borrow from SVB up to $3.5 million, based on net eligible accounts receivable after an 80% advance rate and subject to limits based on the Company’s eligible accounts as determined by SVB and (ii) a new facility under which the Company is entitled to borrow from SVB up to $3.5 million without reference to accounts receivable under which the principal balance and accrued interest must be repaid within 3 business days after the date of any advance under the facility. In addition, the Loan Agreement eliminates the financial covenants contained in the previous loan agreement.

The Loan Agreement with SVB is secured by all of the Company’s assets, including all accounts, equipment, inventory, receivables, and general intangibles. The Loan Agreement contains certain restrictive covenants that will impose significant operating and financial restrictions on its operations, including, but not limited to restrictions that limit its ability to:

●
Sell, lease, or otherwise transfer, or permit any of its subsidiaries to sell, lease or otherwise transfer, all or any part of its business or property, except in the ordinary course of business or in connection with certain indebtedness or investments permitted under the amended and restated loan agreement;

●
Merge or consolidate, or permit any of its subsidiaries to merge or consolidate, with or into any other business organization, or acquire, or permit any of its subsidiaries to acquire, all or substantially all of the capital stock or property of another person;

●	Create, incur, assume or be liable for any indebtedness, other than certain indebtedness permitted under the amended and restated loan and security agreement;

●	Pay any dividends or make any distribution or payment on, or redeem, retire, or repurchase, any capital stock; and

●	Make any investment, other than certain investments permitted under the amended and restated loan and security agreement.

The amount outstanding on the line of credit as of March 31, 2013 was $5.9 million. On April 1, 2013, the Company repaid the entire $5.9 million to SVB.

NOTE 6—STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Modified Dutch Auction Tender Offer

On March 23, 2012, the Company announced the commencement of a modified Dutch auction tender offer to purchase up to $2.0 million in value of the Company’s common stock, $0.001 par value per share, at a price not greater than $3.10 nor less than $2.85 per share.

On May 22, 2012, the Company completed its modified Dutch auction tender offer and repurchased 701,754 shares of its common stock, at a price of $2.85 per share and at a total cost of $2.2 million, which included $209,000 for investment banking, registration and other transaction costs.  The repurchased shares are included as treasury shares in the condensed consolidated balance sheet as of March 31, 2013.

Common and Preferred Stock

In December 2008, the Company’s stockholders approved an amendment to the Certificate of Incorporation to authorize 50,000,000 shares of common stock of par value $0.001. In addition, the Company is authorized to issue 1,000,000 shares of preferred stock of $0.001 par value of which 300,000 shares have been designated Series A Junior Preferred Stock with powers, preferences and rights as set forth in the certificate of designation dated December 16, 2011; the remainder of the shares of preferred stock are undesignated, for which the Board of Directors is authorized to fix the designation, powers, preferences and rights. As of March 31, 2013 and December 31, 2012, there were no shares of preferred stock issued or outstanding.

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

 2008 Equity Incentive Plan

In December 2008, the Company adopted the 2008 Equity Incentive Plan (the “2008 Plan”) for directors, employees, consultants and advisors to the Company or its affiliates. Under the 2008 Plan, 2,500,000 shares of common stock were reserved for issuance upon the completion of a merger with Lumera Corporation (“Lumera”) on December 9, 2008. On January 1 of each year, starting in 2009, the aggregate number of shares reserved for issuance under the 2008 Plan increase automatically by the lesser of (i) 5% of the number of shares of common stock outstanding as of the Company’s immediately preceding fiscal year, or (ii) a number of shares determined by the Board of Directors. The maximum number of shares of common stock to be granted is up to 21,000,000 shares. Forfeited options or awards generally become available for future awards. As of December 31, 2012, the stockholders had approved 13,910,965 shares for future issuance. On January 1, 2013, there was an automatic increase of 1,110,287 shares. As of March 31, 2013, 9,516,781 options to purchase common stock and restricted stock were outstanding and 4,293,647 shares are authorized for future issuance under the 2008 equity incentive plan.

Under the 2008 Plan, the exercise price of a stock option is at least 100% of the stock’s fair market value on the date of grant, and if an ISO is granted to a 10% stockholder at least 110% of the stock’s fair market value on the date of grant. The Company has also issued restricted stock units. Vesting periods for awards are recommended by the CEO and generally provide for stock options to vest over a four-year period, with a one year vesting cliff of 25%, and have a maximum life of ten years from the date of grant, and for restricted stock units to vest over a one to two-year period.

2007 Equity Incentive Plan

In August 2007, GigOptix LLC adopted the GigOptix LLC Equity Incentive Plan (the "2007 Plan"). The 2007 Plan provided for grants of options to purchase membership units, membership awards and restricted membership units to employees, officers and non-employee directors, and upon the completion of the merger with Lumera were converted into grants of up to 632,500 shares of stock. Vesting periods are determined by the Board of Directors and generally provide for stock options to vest over a four-year period and expire ten years from date of grant. Vesting for certain shares of restricted stock is contingent upon both service and performance criteria. The 2007 Plan was terminated upon the completion of merger with Lumera on December 9, 2008 and the remaining 864 stock options not granted under the 2007 Plan were cancelled. No shares of the Company’s common stock remain available for issuance of new grants under the 2007 Plan other than for satisfying exercises of stock options granted under this plan prior to its termination. As of March 31, 2013, no shares of common stock have been reserved for issuance for new grants under the 2007 Plan and options to purchase a total of 415,870 shares of common stock and 4,125 warrants to purchase common stock were outstanding.

Lumera 2000 and 2004 Stock Option Plan

In December 2008, in connection with the merger with Lumera, the Company assumed the existing Lumera 2000 Equity Incentive Plan and the Lumera 2004 Stock Option Plan (the “Lumera Plan”). All unvested options granted under the Lumera Plan were assumed by the Company as part of the merger. All contractual terms of the assumed options remain the same, except for the converted number of shares and exercise price based on merger conversion ratio of 0.125. As of March 31, 2013, no additional options can be granted under the Lumera Plan, and options to purchase a total of 76,133 shares of common stock were outstanding.

Warrants

As of December 31, 2012, the Company had a total of 1,810,595 warrants to purchase common stock outstanding under all warrant arrangements. During 2012, 137,500 warrants were exercised that resulted in 14,158 shares of common stock issued.  During the three months ended March 31, 2013, 22,500 warrants expired. As a result, as of March 31, 2013 the Company had 1,788,095 warrants to purchase common stock outstanding under all warrant arrangements. Some of the warrants have anti-dilution provisions which adjust the number of warrants available to the holder such as, but not limited to, stock dividends, stock splits and certain reclassifications, exchanges, combinations or substitutions. These provisions are specific to each warrant agreement.

On April 8, 2011, the Company and the trustees for the DBSI Estate Litigation Trust and the DBSI Liquidating Trust (together “DBSI”) reached an agreement to settle a claim by DBSI against the Company. As part of the settlement, the Company in April 2011 issued two warrants for a total of 1 million shares of its common stock, and DBSI surrendered to the Company for cancellation all of DBSI’s previously outstanding warrants to purchase 660,473 shares of the Company’s common stock.  These new warrants became exercisable on October 8, 2011.  One of the two new warrants, for 500,000 shares of common stock, has a term of three years and an exercise price of $2.60 per share, and the other warrant, also for 500,000 shares of common stock, has a term of four years and an exercise price of $3.00 per share. The new warrants may be exercised on a cashless exercise basis. As of March 31, 2013, a total of 1,000,000 warrants to purchase common stock were outstanding related to the DBSI settlement.

The Company issued warrants to both Bridge Bank and Agility Capital in connection with the November 2009 loan and security agreement with Bridge Bank and the January 2010 secured line of credit facility with Agility Capital (see Note 3). On February 25, 2011, Agility Capital exercised both of the warrants issued to it. On March 23, 2011, Bridge Bank exercised 114,286 warrants. At March 31, 2013, Bridge Bank holds warrants to purchase 22,671 shares.

Stock-based Compensation Expense

The following table summarizes the Company’s stock-based compensation expense for the three months ended March 31, 2013 and April 1, 2012 (in thousands):

	Three Months Ended
	March 31, 2013	April 1, 2012
Cost of revenue	$80	$15
Research and development expense	323	295
Selling, general and administrative expense	705	428
Restructuring expense	662	132
	$1,770	$870

For the three months ended March 31, 2013, included in the $1.8 million of stock-based compensation expense is $662,000 in restructuring expense to modify the exercise period and accelerate the vesting of stock options and restricted stock units (see Note 7).

The Company did not grant any options during the three months ended March 31, 2013. During the three months ended April 1, 2012, the Company granted options to purchase 2,447,533 shares of common stock with an estimated total grant-date fair value of $4.3 million.

The Company did not grant any restricted stock units during the three months ended March 31, 2013. During the three months ended April 1, 2012, the Company granted 628,669 restricted stock units with a grant-date fair value of $1.7 million.

As of March 31, 2013, the total compensation cost not yet recognized in connection with unvested stock options under the Company’s equity compensation plans was approximately $5.5 million. As of March 31, 2013, the Company did not have any unvested restricted stock units. Unrecognized compensation will be amortized on a straight-line basis over a weighted-average period of approximately 2.25 years.

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

The fair value of the Company’s stock options granted to employees was estimated using the following weighted-average assumptions:

Three Months Ended
April 1, 2012
Valuation model	Black-Scholes
Expected term	6.08 years
Expected volatility	75%
Expected dividends	0%
Risk-free interest rate	1.33%
Weighted-average fair value	$1.76

Expected Term—Expected term used in the Black-Scholes option-pricing model represents the period that the Company’s stock options are expected to be outstanding and is measured using the technique described in SEC Staff Accounting Bulletin No.107.

Expected Volatility—Expected volatility used in the Black-Scholes option-pricing model is derived from a combination of historical volatility of the Company’s common stock and guideline companies selected based on similar industry and product focus.

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

The Company did not grant any options or restricted stock units for the three months ended March 31, 2013.

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

236,200 shares, less the shares cancelled for the terminated employees, were cancelled on April 1, 2013.  Although the average share price during March 2013 was below the specified price of $5.00, the Company recognized the expense because there was a market condition. The fair value per share of these options was $1.01, at the grant date, and the total expense associated with these options was $239,000.  These options were amortized over three years.

Stock Option and Restricted Stock Unit Activity

The following is a summary of option activity for the Company’s equity incentive plans, including both the 2008 Plan and other prior plans for which there are outstanding options but no new grants since the 2008 Plan was adopted:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term, in Years
Outstanding, December 31, 2012	10,100,429	$2.42	7.81
Granted	-
Exercised	-
Forfeited/Expired	(91,645)	$2.30
Ending balance, March 31, 2013	10,008,784	$2.42	7.55

Vested and exercisable and expected to vest, March 31, 2013	9,242,400	$2.42	7.50

Vested and exercisable, March 31, 2013	5,805,856	$2.36	6.94

The aggregate intrinsic value of options vested, exercisable and expected to vest, based on the fair value of the underlying stock options as of March 31, 2013 was approximately $149,000. The aggregate intrinsic value reflects the difference between the exercise price of the underlying stock options and the Company’s closing share price of $1.05 as of March 28, 2013.

During the three months ended March 31, 2013, the Company did not have any options exercised. The total intrinsic value of options exercised during the three months ended April 1, 2012 was $23,000.

The following is a summary of restricted stock unit activity for the indicated periods:

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term, Years	Aggregate Intrinsic Value
				(In thousands)
Outstanding, December 31, 2012	199,005	$2.78	0.16	$382
Granted	-
Released	(192,485)
Forfeited/expired	(6,520)	$2.77		$7
Outstanding, March 31, 2013	-	$-	-	$-

NOTE 7—RESTRUCTURING

During the first of quarter of 2013, the Company undertook restructuring activities to reduce its expenses.  The components of the restructuring charge included $662,000 of non-cash expenses associated with the acceleration of stock options and restricted stock units, $288,000 of cash expenses for severance, benefits and payroll taxes and other costs associated with employee terminations.  The net charge for these restructuring activities was $950,000.

During the first quarter of 2012, the Company undertook restructuring activities to reduce its expenses. The components of the restructuring charge included severance, benefits, payroll taxes, expenses associated with the acceleration of stock options and other costs associated with employee terminations. The net charge for these restructuring activities was $207,000.

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

The following is a summary of the restructuring activity (in thousands):

	Three Months Ended
	March 31, 2013	April 1, 2012
Beginning balance	$168	$696
Charges	950	207
Uses and adjustments	(936)	(263)
Ending balance	$182	$640

As of March 31, 2013, the $182,000 in accrued restructuring includes $4,000 for the Endwave restructuring which is expected to be paid out by the second quarter of 2013, $147,000 for the Palo Alto facilities restructuring which is expected to be paid out by the fourth quarter of 2013, and $31,000 for restructuring activities the Company undertook during the first quarter of 2013 which is expected to be paid out by the first quarter of 2014.

As of March 31, 2013, all accrued restructuring is recorded in other current liabilities.

NOTE 8—INCOME TAXES

The Company recorded a provision for income taxes of $13,000 for the three months ended March 31, 2013, and $16,000 for the three months ended April 1, 2012. The Company's effective tax rate was less than 1% for the three months ended March 31, 2013 and April 1, 2012.

The income tax provision for the three months ended March 31, 2013 and April 1, 2012 was due primarily to state taxes and foreign taxes due. The Company has incurred book losses in all tax jurisdictions and has a full valuation allowance against such losses.

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such a determination, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. In order to support a conclusion that a valuation allowance in not needed, positive evidence of sufficient quantity and quality is necessary to overcome negative evidence. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding realization of the asset including lack of profitability through March 31, 2013 and the uncertainty over future operating profitability and taxable income. The Company will continue to evaluate the potential realization of the deferred tax assets on a quarterly basis.

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

NOTE 9—NET LOSS PER SHARE

The following table summarizes total securities outstanding which were not included in the calculation of diluted net loss per share because to do so would have been anti-dilutive:

	March 31,	December 31,
	2013	2012
Stock options	10,008,784	10,299,434
Common stock warrants	1,788,095	1,810,595
Total	11,796,879	12,110,029

NOTE 10—SEGMENT AND GEOGRAPHIC INFORMATION

The Company has determined that it operates as a single operating and reportable segment. The following tables reflect the results of the Company’s reportable segment consistent with the management system used by the Company’s Chief Executive Officer, the chief operating decision maker.

The following table summarizes revenue by geographic region (in thousands):

	Three Months Ended
	March 31, 2013		April 1, 2012
North America	$1,979	29%	$2,870	31%
Asia	2,280	33%	3,061	33%
Europe	2,163	31%	3,153	35%
Other	499	7%	67	1%
	$6,921	100%	$9,151	100%

The Company determines geographic location of its revenue based upon the destination of shipments of its products.

For the three months ended March 31, 2013, one customer accounted for 26% of total revenue. For the three months ended April 1, 2012, two customers which accounted for greater than 10% of total revenue and combined they accounted for 25% of our total revenue, the largest accounted for 15% of the Company’s total revenue.

During three months ended March 31, 2013, the United States, Italy, and Japan accounted for 29%, 26%, and 13% of revenue, respectively. During three months ended April 1, 2012 the United States, Japan, Italy, Hong Kong, and Hungary accounted for 28%, 15%, 15%, 11%, and 10% of revenue, respectively. No other countries accounted for more than 10% of the Company’s consolidated revenue during the periods presented.

The following table summarizes revenue by product line (in thousands):

	Three Months Ended
	March 31, 2013	April 1, 2012
Optics	$4,360	$4,135
RF	205	568
High-Speed Communications	4,565	4,703
Industrial (ASIC)	2,356	4,448
Total revenue	$6,921	$9,151

The following table summarizes long-lived assets by country (in thousands):

	March 31, 2013	December 31, 2012
United States	$2,323	$2,595
Switzerland	1,647	1,984
	$3,970	$4,579

Long-lived assets, comprised of property and equipment, are reported based on the location of the assets at each balance sheet date.

NOTE 11—COMMITMENTS AND CONTINGENCIES

Commitments

Leases

The Company leases its domestic and foreign sales offices under non-cancelable operating leases. These leases contain various expiration dates and renewal options.  The Company also leases certain software licenses under operating leases. Total facilities rent expense for the three months ended March 31, 2013 was $140,000, and for the three months ended April 1, 2012 was $145,000. During the second quarter of 2012, the Company sublet the Palo Alto facility, and as a result, recorded a restructuring benefit of $74,000.

Aggregate non-cancelable future minimum rental payments under capital and operating leases are as follows (in thousands):

	Capital Leases		Operating Leases
Years ending December 31,	Minimum lease payments	Minimum lease payments	Sublease payments	Net lease payments
2013	$339	$1,379	$(186)	$1,193
2014	306	607	-	607
2015	-	320	-	320
2016	-	339	-	339
2017	-	57	-	57
Total minimum lease payments	645	$2,702	$(186)	$2,516
Less: Amount representing interest	(77)
Total capital lease obligations	568
Less: current portion	(375)
Long-term portion of capital lease obligations	$193

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

NOTE 12—RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update requiring centralized disclosure of amounts reclassified from Accumulated Other Comprehensive Income (“AOCI”) to net income. The amounts and the source reclassified out of each component of AOCI and the income statement line item affected by the reclassification should be presented either parenthetically on the face of the financial statements or in the notes. The entity does not need to show the income statement line item affected for certain components that are not required to be reclassified to net income in their entirety to net income, instead they would cross reference to the related footnote. This standard is effective for reporting periods beginning after December 15, 2012 and early adoption is permitted. The Company adopted this standard in the quarter ended March 31, 2013.  Adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In February 2013, the FASB issued an accounting standards update requiring disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. The entity has to disclose the following information about each obligation: the nature of the arrangement, the total outstanding amount under the arrangement, the carrying amount of a liability and the carrying amount of a receivable recognized, the nature of any recourse provisions, how liability was measured initially, and where the entry was recorded in the financial statements. This standard is effective for fiscal years beginning after December 15, 2013 and early adoption is permitted. The Company does not expect the adoption will have a material impact on the Company’s condensed consolidated financial statements.

In March 2013, the FASB issued an accounting standards update requiring derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. For transactions occurring within a foreign entity, cumulative translation adjustment (“CTA”) would be released only upon complete or substantially complete liquidation of the foreign entity. Transactions within a foreign entity involve a component of a foreign entity, such as a subsidiary, a group of assets, or an equity investment. For transactions occurring in a foreign entity, CTA will be released based on the type of transaction. Transactions in a foreign entity involve a direct ownership interest of a foreign entity. This standard is effective for fiscal years beginning after December 15, 2013 and early adoption is permitted. The Company does not expect the adoption will have a material impact on the Company’s condensed consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes included elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2012. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2012 and this Quarterly Report on Form 10-Q. We assume no obligation to update the forward-looking statements or such risk factors.

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

Overview

We are a leading fabless supplier of semiconductor components that enable high speed information streaming over network infrastructures, within data centers and in user devices. Our business is made up of two product lines, our High-Speed Communications products and our Industrial products.

Through our High-Speed Communications product line we offer a broad portfolio of high performance optical and wireless components to telecommunication (“telecom”) and data communication (“datacom”) customers, including i) mixed signal radio frequency integrated circuits (“RFIC”) such as 40G and 100G laser and optical modulator drivers and trans-impedance amplifiers (“TIA”) for telecom, datacom, and consumer electronic fiber-optic applications; ii) power amplifiers and transceivers for microwave wave and millimeter monolithic microwave integrated circuit (“MMIC”) wireless applications including 73 Ghz and 83 GHz power amplifiers and transceiver chips; iii) thin film polymer on silicon (“TFPS”) optical modulators for 40G and 100G fiber-optic telecom;  and iv) integrated systems in a package (“SIP”) solutions for both fiber-optic and wireless applications.  The High-Speed Communications product line also partners with key customers on joint development projects that generate engineering project revenue for us while helping to position us for future product revenues with these key customers.

Through our Industrial product line, we offer a wide range of digital and mixed-signal application specific integrated circuit (“ASIC”) solutions for industrial, military, avionics, medical and communications markets.  The Industrial product line partners with ASIC customers on development projects that generate engineering project revenue for us that directly lead to future product revenues with these ASIC customers.

We focus on the specification, design, development and sale of analog semiconductor integrated circuits (”ICs”), multi-chip module (“MCM”) solutions, polymer modulators, and digital and ASICs, as well as wireless communications MMICs and modules. We believe we are an industry leader in the fast growing market for electronic solutions that enable high-bandwidth optical connections found in telecom, datacom and storage systems, and, increasingly, in consumer electronics and computing systems.

Since inception, we have expanded our customer base with the acquisition and integration of five businesses with complementary products and customers. In doing so, we have expanded our product line from a few leading 10 gigabit per second (“Gbps”) ultra-long haul electronic modulator drivers at our inception in July 2007 to a line of over 150 products today that include: drivers, receivers and modulators for 10 to 400 Gbps optical applications; power amplifiers, filters and attenuators spanning up to 86GHz wireless applications; and custom ASICs spanning 0.6um to 65nm technology nodes. Our direct sales force is based in 3 countries and is supported by a significant number of channel representatives and distributors that are selling our products throughout North America, Europe, Japan and Asia.

We have incurred negative cash flows from operations since inception. For the three months ended March 31, 2013 and the year ended December 31, 2012 we incurred net losses of $2.6 million and $7.0 million, respectively, and cash outflows from operations of $2.1 million and $2.0 million respectively. As of March 31, 2013 and December 31, 2012, we had an accumulated deficit of $97.1 million and $94.5 million, respectively.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update requiring centralized disclosure of amounts reclassified from Accumulated Other Comprehensive Income (“AOCI”) to net income. The amounts and their source reclassified out of each component of AOCI and the income statement line item affected by the reclassification should be presented either parenthetically on the face of the financial statements or in the notes. The entity does not need to show the income statement line item affected for certain components that are not required to be reclassified to net income in their entirety to net income, instead they would cross reference to the related footnote. This standard is effective for reporting periods beginning after December 15, 2012 and early adoption is permitted. We adopted the standard during the quarter ended March 31, 2013. Adoption did not have a material impact on our condensed consolidated financial statements.

In February 2013, the FASB issued an accounting standards update requiring disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. The entity has to disclose the following information about each obligation: the nature of the arrangement, the total outstanding amount under the arrangement, the carrying amount of a liability and the carrying amount of a receivable recognized, the nature of any recourse provisions, how liability was measured initially, and where the entry was recorded in the financial statements. This standard is effective for fiscal years beginning after December 15, 2013 and early adoption is permitted. We do not expect the adoption will have a material impact on our condensed consolidated financial statements.

In March 2013, the FASB issued an accounting standards update requiring derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. For transactions occurring within a foreign entity, cumulative translation adjustment (“CTA”) would be released only upon complete or substantially complete liquidation of the foreign entity. Transactions within a foreign entity involve a component of a foreign entity, such as a subsidiary, a group of assets, or an equity investment. For transactions occurring in a foreign entity, CTA will be released based on the type of transaction. Transactions in a foreign entity involve a direct ownership interest of a foreign entity. This standard is effective for fiscal years beginning after December 15, 2013 and early adoption is permitted. We do not expect the adoption will have a material impact on our condensed consolidated financial statements.

Results of Operations

Revenue

Revenue for the periods reported was as follows (in thousands, except percentages):

	Three Months Ended
	March 31, 2013	April 1, 2012
Total revenue	$6,921	$9,151
Decrease, period over period	$(2,230)
Percentage decrease, period over period	-24%

Total revenue for the three months ended March 31, 2013 was $6.9 million, a decrease of $2.2 million or 24%, compared with $9.1 million for the three months ended April 1, 2012. The decrease in total revenue was primarily due to decreased revenue from our ASIC and RF products. The decreases from our ASIC and RF products were partially offset by increased revenue from joint development projects and increased sales of our optical components.

Cost of Revenue and Gross Profit

Cost of revenue and gross profit for the periods presented was as follows (in thousands, except percentages):

	Three Months Ended
	March 31, 2013	April 1, 2012
Total cost of revenue	$2,636	$4,178
Gross profit	$4,285	$4,973
Gross margin	62%	54%
Decrease, period over period	(688)
Percentage decrease, period over period	-14%

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

Gross profit for the three months ended March 31, 2013 was $4.3 million, or a gross margin of 62%, compared to a gross profit of $5.0 million, or a gross margin of 54%, for the three months ended April 1, 2012. The increase in gross margin is primarily due to a change in product mix towards certain higher margin products including revenue from joint development projects, and away from certain low margin RF transceivers and ASIC products. The costs associated with joint development project revenue are expensed as incurred and generally included in research and development expenses.

 Research and Development Expense

Research and development expense for the periods presented was as follows (in thousands, except percentages):

	Three Months Ended
	March 31, 2013	April 1, 2012
Research and development expense	$3,236	$3,383
Percentage of revenue	47%	37%
Decrease, period over period	$(147)
Percentage decrease, period over period	-4%

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

Research and development expense for the three months ended March 31, 2013 was $3.2 million compared to $3.4 million for the three months ended April 1, 2012, a decrease of $147,000 or 4%. Research and development costs decreased as compared to the first quarter of 2012 primarily due to a $125,000 decrease in outside project-related services.

We expect research and development expense to be relatively flat from the first quarter of 2013 to the second quarter of 2013.

Selling, General and Administrative Expense

Selling, general and administrative expense for the periods presented was as follows (in thousands, except percentages):

	Three Months Ended
	March 31, 2013	April 1, 2012
Selling, general and administrative expense	$2,353	$2,807
Percentage of revenue	34%	31%
Decrease, period over period	$(454)
Percentage decrease, period over period	-16%

Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, accounting, finance, sales, marketing and administration personnel, professional fees, allocated facilities costs, promotional activities and expenses related to stock-based compensation.

Selling, general and administrative expense for the three months ended March 31, 2013 was $2.4 million compared to $2.8 million for the three months ended April 1, 2012, a decrease of $454,000 or 16%. Selling, general and administrative expense decreased as compared to the first quarter of 2012 primarily due to a $504,000 decrease in professional services, a $91,000 decrease in personnel related expenses, an $80,000 decrease in bad debt expense costs, which were partially offset by a $277,000 increase in stock-based compensation.

We expect selling, general and administrative expense to be consistent in absolute dollars from the first quarter of 2013 to the second quarter of 2013.

Restructuring Expense, Net

	Three Months Ended
	March 31, 2013	April 1, 2012
Restructuring expense	$950	$207
Percentage of revenue	14%	2%
Increase, period over period	$743
Percentage increase, period over period	359%

During the three months ended March 31, 2013, we recorded a restructuring expense of $950,000 to reduce our expenses.  The components of the restructuring charge included $662,000 of non-cash expenses associated with the acceleration of stock options and restricted stock units and $288,000 of cash expenses for severance, benefits and payroll taxes and other costs associated with employee terminations.

During the three months ended April 1, 2012, we undertook restructuring activities to reduce our expenses. The components of the restructuring charge included severance, benefits, payroll taxes, expenses associated with the acceleration of stock options and other costs associated with employee terminations. The net charge for these restructuring activities was $207,000.

Special Litigation-Related Expense

During the three months ended March 31, 2013, we incurred special litigation-related expenses of $415,000, which was primarily due to $298,000 of legal fees associated with the Optomai case and $108,000 of legal fees associated with the Advantech case.

During the three months ended April 1, 2012, we recorded special litigation-related expense of $141,000, which was related to costs associated with the Optomai, National Instruments and Telekenex matters.

Interest Expense, Net and Other Income (Expense), Net

	Three Months Ended
	March 31, 2013	April 1, 2012
Interest expense, net	$(54)	$(152)
Other income (expense), net	168	(15)
Total	$114	$(167)

Interest expense, net and other income (expense), net consist primarily of gains and losses related to foreign currency transactions, gains and losses related to property and equipment disposals, interest on line of credit, interest on capital leases and amortization of loan fees in connection with our Silicon Valley Bank line of credit and loan.

Interest expense, net for the three months ended March 31, 2013 was $54,000 compared to $152,000 for the three months ended April 1, 2012. Interest expense, net decreased as compared to the first quarter of 2012 primarily due to a $46,000 decrease in interest on capital leases and $31,000 decrease in loan fees.

Other income (expense), net for the three months ended March 31, 2013 was income of $168,000, which primarily consisted of $131,000 gain on the sale of property and equipment. Other income (expense), net for the three months ended April 1, 2012 was an expense of $15,000, primarily due to $16,000 of liability warrants expense.

Provision for Income Taxes

	Three Months Ended
	March 31, 2013	April 1, 2012
Provision for income taxes	$13	$16
Percentage of revenue	0%	0%
Decrease, period over period	$(3)
Percentage decrease, period over period	-19%

Income tax expense was $13,000 and $16,000 for three months ended March 31, 2013 and April 1, 2012, respectively, and our effective tax rate was less than 1% for those periods. The income tax provision for the three months ended March 31, 2013 and April 1, 2012 were due primarily to state taxes and foreign taxes due.  We have incurred book losses in all tax jurisdictions and have a full valuation allowance against such losses.

Liquidity and Capital Resources

On March 25, 2013, we entered into a second amended and restated loan and security agreement (“Loan Agreement”) with Silicon Valley Bank (“SVB”) to replace the amended and restated loan and security agreement entered on December 9, 2011. Pursuant to the Loan Agreement, the total aggregate amount that we are entitled to borrow from SVB has increased to $7 million, which is now split into two different credit facilities, comprised of (i) the existing Revolving Loan facility which was amended to provide that we are entitled to borrow from SVB up to $3.5 million, based on net eligible accounts receivable after an 80% advance rate and subject to limits based on our eligible accounts as determined by SVB and (ii) a new facility under which we are entitled to borrow from SVB up to $3.5 million without reference to accounts receivable under which the principal balance and accrued interest must be repaid within 3 business days after the date of any advance under the facility. In addition, the Loan Agreement eliminates the financial covenants contained in the previous loan agreement.

The Loan Agreement with SVB is secured by all of our assets, including all accounts, equipment, inventory, receivables, and general intangibles. The Loan Agreement contains certain restrictive covenants that will impose significant operating and financial restrictions on our operations, including, but not limited to restrictions that limit our ability to:

●
Sell, lease, or otherwise transfer, or permit any of our subsidiaries to sell, lease or otherwise transfer, all or any part of our business or property, except in the ordinary course of business or in connection with certain indebtedness or investments permitted under the amended and restated loan agreement;

●
Merge or consolidate, or permit any of our subsidiaries to merge or consolidate, with or into any other business organization, or acquire, or permit any of our subsidiaries to acquire, all or substantially all of the capital stock or property of another person;

●	Create, incur, assume or be liable for any indebtedness, other than certain indebtedness permitted under the amended and restated loan and security agreement;

●	Pay any dividends or make any distribution or payment on, or redeem, retire, or repurchase, any capital stock; and

●	Make any investment, other than certain investments permitted under the amended and restated loan and security agreement.

The amount outstanding on the line of credit as of March 31, 2013 was $5.9 million. On April 1, 2013, the Company repaid the entire $5.9 million to SVB.

Cash and cash equivalents and cash flow data for the periods presented were as follows (in thousands):

	March 31, 2013	December 31, 2012
Cash and cash equivalents	$9,453	$10,147

	Three Months Ended
	March 31, 2013	April 1, 2012
Net cash used in operating activities	$(2,108)	$(1,294)
Net cash used in investing activities	$(752)	$(257)
Net cash provided by financing activities	$2,108	$1,601

Operating Activities

Operating activities used cash of $2.1 million in the three months ended March 31, 2013. This resulted from a net loss of $2.6 million and we experienced cash usage for working capital for an increase in accounts receivable, net of $1.6 million, an increase in inventories of $226,000, an increase in prepaid and other current assets of $280,000, and a decrease in other current liabilities of $101,000. These decreases were partially offset by an increase in accrued compensation of $129,000. In addition, these uses were partially offset by non-cash expenses of stock based compensation of $1.8 million and depreciation and amortization of $914,000.

Cash used in operating activities for the three months ended April 1, 2012 consisted of net loss adjusted for certain non-cash items, including amortization, depreciation, non-cash restructuring expense, and stock-based compensation expense, as well as the effect of changes in working capital.  Operating activities used cash of $1.3 million during the three months ended April 1, 2012. This resulted from a net loss of $1.7 million and we experienced cash usage for working capital for a decrease in other current liabilities of $488,000, a decrease in accrued restructuring of $55,000, a decrease in other long-term liabilities of $38,000, an increase in inventories of $311,000, an increase in prepaid and other current assets of $222,000, and an increase in accounts receivable of $1.4 million due to timing of collections. These uses of cash were partially offset by an increase in accounts payable of $395,000 and an increase of $674,000 in accrued compensation. In addition, these uses were partially offset by non-cash expenses of depreciation and amortization of $994,000, and stock based compensation of $870,000.

 Investing Activities

Net cash used in investing activities for the three months ended March 31, 2013 was $752,000 and consisted of $883,000 of purchases of fixed assets partially offset by $131,000 proceeds from sale of property and equipment.

Net cash used in investing activities for the three months ended April 1, 2012 was $257,000 and consisted of $400,000 proceeds from sale and maturity of investments, offset by $657,000 of purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2013 was $2.1 million and consisted primarily of $5.9 million of proceeds from our line of credit facilities with Silicon Valley Bank, partially offset by a $3.6 million repayment of the line of credit and $117,000 for capital lease payments.

Net cash provided by financing activities during the three months ended April 1, 2012 was $1.6 million and consisted primarily of $4.7 million proceeds less a $3.0 million repayment from line of credit facilities with Silicon Valley Bank and $81,000 of proceeds from issuance of stock.

Material Commitments

The following table summarizes our future net cash obligations for current debt, operating leases, and capital leases, in thousands of dollars, as of March 31, 2013:

Contractual Obligations at March 31, 2013:	Total	Less than One Year	One to Three Years	More than Three Years
Current debt obligation	$5,900	$5,900	$-	$-
Operating lease obligations (net of sublease)	2,516	1,193	927	396
Capital lease obligations (including interest)	645	339	306	-
Total	$9,061	$7,432	$1,233	$396

In addition to the future cash obligations above, GigOptix did not have any material commitments for capital expenditures as of March 31, 2013.

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

WHERE YOU CAN FIND MORE INFORMATION

Our filings with the Securities and Exchange Commission (the “SEC”), including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended are available on our website at http://www.gigoptix.com, free of charge, as soon as reasonably practicable after the electronic filing of these reports with the SEC. The information contained on our website is not a part of this Quarterly Report on Form 10-Q.

Investors and others should note that we announce material financial information to our investors using our investor relations website, press releases, SEC filings and public conference calls and webcasts. We intend to also use the following social media channels as a means of disclosing information about the company, our services and other matters and for complying with our disclosure obligations under Regulation FD:

●	GigOptix Twitter Account (https://twitter.com/GigOptix)

The information we post through these social media channels may be deemed material. Accordingly, investors should monitor these accounts, in addition to following our press releases, SEC filings and public conference calls and webcasts. This list may be updated from time to time. The information we post through these channels is not a part of this Quarterly Report on Form 10-Q.  Further, the references to the URLs for these websites are intended to be inactive textual references only.

You can also read and copy any document that we file, including this Annual Report on Form 10-K, at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Call the SEC at 1-800-SEC-0330 for information on the operation of the Public Reference Room. In addition, the SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. You can electronically access our SEC filings there.  Additionally, the Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, by our predecessor registrant Lumera are also available at http://www.sec.gov.

ITEM 3.	QUANTITATIVE AND QUALTATIVE DISCLOSURES ABOUT MARKET RISK

This item has been omitted based on GigOptix’ status as a smaller reporting company.

ITEM 4.	CONTROLS AND PROCEDURES

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012.  Our CEO and CFO have concluded that our disclosure controls and procedures were effective as of that date and has concluded that our consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States.

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

Optomai, Inc. and M/A-COM Technology Solutions, Inc.

On April 25, 2011, we initiated a lawsuit in the Superior Court of Santa Clara County, California, against five former employees of GigOptix, including our former Vice President of Sales and two design engineers, who left in 2009 and 2010 to launch a competing company, Optomai, Inc., which was formed in October 2009 while four of the five were still employed by GigOptix.   At GigOptix, the former employees were responsible for the development and promotion of products for 40G and 100G fiber optic networks, among other products.  Only a few months after four of the five employees had left our company, in April 2010, their new company, Optomai, Inc., began marketing such products which were developed using GigOptix files which were copied.  On the day in April 2011 that GigOptix filed the lawsuit, M/A-COM Technology Solutions, Inc. (“MACOM”) announced that it had acquired Optomai and we subsequently added M/A-COM to the suit as a defendant.  In January 2013, we dismissed from the lawsuit without prejudice two of the employees, and we have maintained the claims against the former Vice President of Sales and two design engineers, as well as the two corporate defendants.  In the lawsuit, GigOptix seeks damages and injunctive relief for misappropriation of confidential information and trade secrets and breach of the contractual and legal obligations to GigOptix of the former employees including while still employed by GigOptix.  GigOptix has been engaged in discovery, which includes forensic work and damages discovery.  GigOptix is continuing to move the case towards a trial on its claims against the defendants, which the court has scheduled for a two-week jury trial starting August 26, 2013.

ITEM 1A.	RISK FACTORS

We have revised the risk factors that relate to our business, as set forth below. These risks include any material changes to and supersede any similar the risks previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2012 and otherwise supplement those risks. We encourage investors to review the risk factors and uncertainties relating to our business disclosed in that Form 10-K, as well as those contained in Part 1, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, above.

We have incurred substantial operating losses in the past and we may not be able to achieve profitability in the future.

We have incurred net losses since inception. For the three months ended March 31, 2013 and the years ended December 31, 2012 and 2011, we incurred net losses of $2.6 million, $7.0 million, and $14.1 million, respectively, and cash outflows from operations of $2.1 million, $2.0 million, and $4.9 million, respectively. As of March 31, 2013, we had an accumulated deficit of $97.1 million. We expect development, sales and other operating expenses to increase in the future as we expand our business. If our revenue does not grow to offset these expected increased expenses, we may not be profitable. In fact, in future quarters we may not have any revenue growth and our revenues could decline. Furthermore, if our operating expenses exceed expectations, financial performance will be adversely affected and we may continue to incur significant losses in the future.

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

We have incurred net losses since inception.  As of March 31, 2013, we had an accumulated deficit of $97.1 million. We have incurred significant losses since inception, attributable to our efforts to design and commercialize our products. We have managed our liquidity during this time through a series of cost reduction initiatives and through increasing our line of credit with our bank. We had $9.5 million in cash and cash equivalents March 31, 2013. However, while we have additional cash available, our ability to continue as a going concern may be dependent on many events outside of our direct control, including, among other things, obtaining additional financing either privately or through public markets, should this be necessary, and customers purchasing our products in substantially higher volumes.

We could suffer unrecoverable losses on accounts receivable from our customers, which would adversely affect our financial results.

Our operating cash flows are dependent on the continued collection of receivables. Our accounts receivable as of March 31, 2013 increased by $1.6 million or 31% compared to the balance at December 31, 2012.  We could suffer additional accounting losses as well as a reduction in liquidity if a customer is unable or refuses to pay. A significant increase in uncollectible accounts would have an adverse impact on our business, liquidity and financial results.

Our business is subject to foreign currency risk.

Sales to customers located outside North America comprised 71% and 72% of our revenue for the three months ended March 31, 2013 and April 1, 2012, respectively. In addition, we have two subsidiaries overseas (Switzerland and Germany) that record their operating expenses in a foreign currency.  Since sales of our products have been denominated to date primarily in U.S. dollars, increases in the value of the U.S. dollar could increase the price of our products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales and profitability in that country. Future international activity may result in increased foreign currency denominated sales. Gains and losses on the conversion to U.S. dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in GigOptix’ results of operations. We currently do not have hedging or other programs in place to protect against adverse changes in the value of the U.S. dollar as compared to other currencies to minimize potential adverse effects.

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

For the three months ended March 31, 2013, one customer accounted for 26% of total revenue. For the three months ended April 1, 2012, two customers each accounted for greater than 10% of total revenues and combined they accounted for 25% of our total revenues, the largest of which accounted for 15% of our total revenues.

ITEM 6.	EXHIBITS

(a)	Exhibits

Exhibit Number	Description

10.1*	Second Amended and Restated Loan and Security Agreement, dated March 25, 2013, by and between Silicon Valley Bank and GigOptix, Inc., ChipX, Incorporated, and Endwave Corporation.

31.1*	Chief Executive Officer certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

101.INS*	Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIGOPTIX, INC.

Date: May 14, 2013	/S/ Avi S. Katz
Dr. Avi S. Katz
Chief Executive Officer and Chairman of the Board

Date: May 14, 2013	/S/ Curt P. Sacks
Curt P. Sacks
Chief Financial Officer