Form 10-Q
period 2013-06-30
GigOptix, Inc.
filed 2013-08-13
CIK 1432150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

The number of shares of Common Stock outstanding as of August 2, 2013, the most recent practicable date prior to the filing of this Quarterly Report on Form 10-Q, was 22,329,758 shares.

PART I
FINANCIAL INFORMATION
GIGOPTIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2013	2012
ASSETS	(Unaudited)	(1)
Current assets:
Cash and cash equivalents	$9,506	$10,147
Accounts receivable, net	6,408	5,056
Inventories	3,953	4,111
Prepaid and other current assets	461	295
Total current assets	20,328	19,609
Property and equipment, net	3,632	4,579
Intangible assets, net	3,766	4,270
Goodwill	9,860	9,860
Restricted cash	282	282
Other assets	211	228
Total assets	$38,079	$38,828

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,902	$3,174
Accrued compensation	874	846
Line of credit	6,000	3,600
Other current liabilities	2,903	3,080
Total current liabilities	11,679	10,700
Other long term liabilities	898	1,128
Total liabilities	12,577	11,828
Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of June 30, 2013 and December 31, 2012	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized as of June 30, 2013 and December 31, 2012; 22,329,758 and 22,205,746 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	22	22
Additional paid-in capital	125,819	123,386
Treasury stock, at cost; 701,754 shares as of June 30, 2013 and December 31, 2012, respectively	(2,209)	(2,209)
Accumulated other comprehensive income	323	298
Accumulated deficit	(98,453)	(94,497)
Total stockholders’ equity	25,502	27,000
Total liabilities and stockholders’ equity	$38,079	$38,828

See accompanying Notes to Condensed Consolidated Financial Statements

(1)	The condensed consolidated balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements at that date.

GIGOPTIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Total revenue	$6,831	$9,588	$13,752	$18,739
Total cost of revenue	2,578	4,537	5,214	8,715
Gross profit	4,253	5,051	8,538	10,024

Research and development expense	3,177	3,445	6,413	6,828
Selling, general and administrative expense	2,041	3,152	4,394	5,959
Restructuring expense	-	(114)	950	93
Special litigation-related expense	472	212	887	353
Total operating expenses	5,690	6,695	12,644	13,233
Loss from operations	(1,437)	(1,644)	(4,106)	(3,209)
Interest expense, net	(25)	(41)	(79)	(193)
Other income (expense), net	88	72	256	57
Loss before provision for income taxes	(1,374)	(1,613)	(3,929)	(3,345)
Provision for income taxes	14	18	27	34
Net loss	$(1,388)	$(1,631)	$(3,956)	$(3,379)

Net loss per share—basic and diluted	$(0.06)	$(0.08)	$(0.18)	$(0.16)
Weighted average number of shares used in per share calculations - basic and diluted	21,628	21,502	21,588	21,528

See accompanying Notes to Condensed Consolidated Financial Statements

GIGOPTIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Net loss	$(1,388)	$(1,631)	$(3,956)	$(3,379)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	17	(129)	25	(55)
Change in pension liability in connection with actuarial gain	-	-	-	(54)
Other comprehensive income (loss), net of tax	17	(129)	25	(109)
Comprehensive loss	$(1,371)	$(1,760)	$(3,931)	$(3,488)

See accompanying Notes to Condensed Consolidated Financial Statements

GIGOPTIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,	July 1,
	2013	2012
Cash flows from operating activities:
Net loss	$(3,956)	$(3,379)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,881	2,054
Stock-based compensation	2,508	2,536
Change in fair value of warrants	(12)	14
Non-cash restructuring expense (benefits)	-	(114)
Gain on sale of property and equipment	(160)	-
Changes in operating assets and liabilities:
Accounts receivable, net	(1,352)	(2,092)
Inventories	158	(1,371)
Prepaid and other current assets	(387)	(302)
Other assets	18	(47)
Accounts payable	(409)	768
Accrued restructuring	13	(100)
Accrued compensation	28	407
Other current liabilities	(145)	(378)
Other long-term liabilities	(41)	(120)
Net cash used in operating activities	(1,856)	(2,124)
Cash flows from investing activities:
Proceeds from sale and maturity of investments	-	400
Purchases of property and equipment	(1,099)	(1,648)
Proceeds from sale of property and equipment	160	-
Net cash used in investing activities	(939)	(1,248)
Cash flows from financing activities:
Proceeds from issuance of stock	-	347
Taxes paid related to net share settlement of equity awards	(75)	(189)
Net borrowings on line of credit	2,400	2,950
Repayment of capital lease	(237)	(297)
Purchases of treasury stock, including direct issuance costs	-	(2,209)
Net cash provided by financing activities	2,088	602
Effect of exchange rates on cash and cash equivalents	66	(96)
Net decrease in cash and cash equivalents	(641)	(2,866)
Cash and cash equivalents at beginning of period	10,147	15,788
Cash and cash equivalents at end of period	$9,506	$12,922
Supplemental disclosure of cash flow information
Interest paid	$79	$192

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

GigOptix Gmbh

In March 2013, the Company established a German subsidiary, GigOptix GmbH. The subsidiary is engaged in research and development for the Company’s High-Speed Communications product line including electro-optical products.

Basis of Presentation

The Company’s fiscal year ends on December 31. For quarterly reporting, the Company employs a five-week, four-week, four-week, reporting period. The second quarter of 2013 ended on Sunday, June 30, 2013. The second quarter of fiscal 2012 ended on Sunday, July 1, 2012. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements as of June 30, 2013 and for the three and six months ended June 30, 2013 and July 1, 2012, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X, and include the accounts of the Company and all of its subsidiaries. Accordingly, they do not include all of the information and footnotes required by such accounting principles for annual financial statements. The condensed consolidated results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2013. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report for the year ended December 31, 2012 on Form 10-K (the “2012 Form 10-K”).

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

NOTE 2—BALANCE SHEET COMPONENTS

Accounts receivable, net consisted of the following (in thousands):

	June 30,	December 31,
	2013	2012
Billed accounts receivable	$5,839	$5,137
Unbilled accounts receivable	758	256
Allowance for doubtful accounts	(189)	(337)
	$6,408	$5,056

Property and equipment, net consisted of the following (in thousands, except depreciable life):

	Life	June 30,	December 31,
	(In years)	2013	2012
Network and laboratory equipment	3 – 5	$10,648	$10,654
Computer software and equipment	2 – 3	3,711	3,747
Furniture and fixtures	3 –10	176	176
Office equipment	3 – 5	105	106
Leasehold improvements	1 – 5	378	378
Construction-in-progress	—	272	236
		15,290	15,297
Accumulated depreciation and amortization		(11,658)	(10,718)
Property and equipment, net		$3,632	$4,579

For the three and six months ended June 30, 2013, depreciation expense related to property and equipment was $584,000 and $1,156,000, respectively. For the three and six months ended July 1, 2012, depreciation expense related to property and equipment was $714,000 and $1,365,000, respectively.

In addition to the property and equipment above, the Company has prepaid licenses. For the three and six months ended June 30, 2013, amortization related to these prepaid licenses was $132,000 and $221,000, respectively. For the three and six months ended July 1, 2012, amortization related to these prepaid licenses was $60,000 and $151,000, respectively.

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2013	2012
Raw materials	$2,008	$2,290
Work in process	895	687
Finished goods	1,050	1,134
	$3,953	$4,111

Accrued and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2013	2012

Amounts billed to the U.S. government in excess of approved rates	$191	$191
Warranty liability	391	612
Customer deposits	377	432
Capital lease obligations, current portion	348	324
Restructuring liabilities, current portion	128	168
Legal fees	451	271
Deferred revenue	392	65
Other	625	1,017
	$2,903	$3,080

The Company generally offers a one year warranty on its products. The Company records a liability based on estimates of the costs that may be incurred under its warranty obligations and charges to the cost of revenue the amount of such costs at the time revenues are recognized. The warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. The estimates of anticipated rates of warranty claims and costs per claim are primarily based on historical information and future forecasts.

Changes in the Company’s product warranty liability during the six months ended June 30, 2013 and July 1, 2012 are as follows (in thousands):

	Six months ended
	June 30, 2013	July 1, 2012
Beginning balance	$612	$296
Warranties accrued	256	988
Warranties settled or reversed	(477)	(649)
Ending balance	$391	$635

NOTE 3—FAIR VALUE

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 (in thousands):

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2013:
Assets:
Cash equivalents:
Money market funds	$1,356	$1,356	$-	$-
	$1,356	$1,356	$-	$-
Current liabilities:
Liability warrants	$12	$-	$-	$12

December 31, 2012:
Assets:
Cash equivalents:
Money market funds	$2,856	$2,856	$-	$-
	$2,856	$2,856	$-	$-
Current liabilities:
Liability warrants	$24	$-	$-	$24

As of June 30, 2013, the Company had cash and cash equivalents of $9.5 million, which was comprised of $8.1 million of cash and $1.4 million of money market funds. As of December 31, 2012, the Company had cash and cash equivalents of $10.1 million, which comprised of $7.2 million cash and $2.9 million of money market funds.

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

For the period ended June 30, 2013, the Company did not have any significant transfers between Level 1, Level 2 and Level 3.

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

Liability Warrants

In connection with a November 2009 loan and security agreement with Bridge Bank and a January 2010 secured line of credit facility with Agility Capital, the Company issued warrants to both Bridge Bank and Agility Capital. Certain provisions in the warrant agreements provided for down-round protection if the Company raised equity capital at a per share price which was less than the per share price of the warrants. Such down-round protection also requires the Company to classify the value of the warrants as a liability on the issuance date and then record changes in the fair value through the condensed consolidated statements of operations for each reporting period until the warrants are either exercised or cancelled. The fair value of the liability is recalculated and adjusted each quarter with the differences being charged to other income (expense), net on the condensed consolidated statements of operations. The fair value of these warrants was determined using a Monte Carlo simulation, which requires the use of significant unobservable market values.  As a result, these warrants are classified as Level 3 financial instruments. On July 7, 2010, the Company raised additional equity through an offering of 2,760,000 shares at $1.75 per share, thus triggering the down-round protection and adjustment of the number of warrants in each warrant agreement.

The fair value of the warrants was estimated using the following assumptions:

	As of June 30, 2013	As of December 31, 2012

Stock price	$1.31	$1.92
Strike price	$3.32	$3.32
Expected life	4.05 years	4.55 years
Risk-free interest rate	1.20%	0.62%
Volatility	85%	85%
Fair value per share	$0.56	$1.03

The following table summarizes the warrants subject to liability accounting as of June 30, 2013 and December 31, 2012 (in thousands, except share and per share amounts) (see also Note 6):

								Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
Holder	Original Warrants	Adjusted Warrants	Grant Date	Expiration Date	Price per Share	Fair Value December 31, 2012	Fair Value June 30, 2013	Exercise of Warrants	Change in Fair Value	Exercise of Warrants	Change in Fair Value	Related Agreement
Bridge Bank	20,000	22,671	4/7/2010	7/7/2017	$3.32	$24	$12	-	$3	-	$(12)	Credit Agreement

The change in the fair value of the Level 3 liability warrants during the three and six months ended June 30, 2013 is as follows (in thousands):

Fair value at December 31, 2012	$24
Exercise of warrants	-
Change in fair value	(15)
Fair value at March 31, 2013	$9
Exercise of warrants	-
Change in fair value	3
Fair value at June 30, 2013	$12

The warrant liability is included in other current liabilities on the condensed consolidated balance sheets.

NOTE 4—INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of the following (in thousands):

	June 30, 2013			December 31, 2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$3,277	$(1,486)	$1,791	$3,277	$(1,274)	$2,003
Existing technology	3,783	(2,269)	1,514	3,783	(2,065)	1,718
Order backlog	732	(732)	-	732	(732)	-
Patents	457	(361)	96	457	(321)	136
Trade name	659	(294)	365	659	(246)	413
Total	$8,908	$(5,142)	$3,766	$8,908	$(4,638)	$4,270

For the three and six months ended June 30, 2013 and July 1, 2012, amortization of intangible assets was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Cost of revenue	$122	$122	$244	$244
Selling, general and administrative expense	129	130	260	261
	$251	$252	$504	$505

Estimated future amortization expense related to intangible assets as of June 30, 2013 is as follows (in thousands):

Years ending December 31,
2013	$479
2014	893
2015	893
2016	869
2017	632
Total	$3,766

As of June 30, 2013, the Company had $9.9 million of goodwill in connection with the acquisitions of ChipX and Endwave. In addition to its annual review, the Company also performs a review of the carrying value of its intangible assets if the Company believes that indicators of impairment exist. During the second quarter of 2013, there were no factors which indicated impairment. The Company did not record impairment on any intangibles, including goodwill, for the three and six months ended June 30, 2013.  In addition, the Company did not record an impairment of goodwill for the year ended December 31, 2012 and will perform its annual impairment analysis during the fourth quarter of 2013.

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

The amount outstanding on the line of credit as of June 30, 2013 was $6.0 million. On July 1, 2013, the Company repaid the entire $6.0 million to SVB.

NOTE 6—STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Modified Dutch Auction Tender Offer

On March 23, 2012, the Company announced the commencement of a modified Dutch auction tender offer to purchase up to $2.0 million in value of the Company’s common stock, $0.001 par value per share, at a price not greater than $3.10 nor less than $2.85 per share.

On May 22, 2012, the Company completed its modified Dutch auction tender offer and repurchased 701,754 shares of its common stock, at a price of $2.85 per share and at a total cost of $2.2 million, which included $209,000 for investment banking, registration and other transaction costs.  The repurchased shares are included as treasury shares in the condensed consolidated balance sheets.

Common and Preferred Stock

In December 2008, the Company’s stockholders approved an amendment to the Certificate of Incorporation to authorize 50,000,000 shares of common stock of par value $0.001. In addition, the Company is authorized to issue 1,000,000 shares of preferred stock of $0.001 par value of which 300,000 shares have been designated Series A Junior Preferred Stock with powers, preferences and rights as set forth in the certificate of designation dated December 16, 2011; the remainder of the shares of preferred stock are undesignated, for which the Board of Directors is authorized to fix the designation, powers, preferences and rights. As of June 30, 2013 and December 31, 2012, there were no shares of preferred stock issued or outstanding.

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

 2008 Equity Incentive Plan

In December 2008, the Company adopted the 2008 Equity Incentive Plan (the “2008 Plan”) for directors, employees, consultants and advisors to the Company or its affiliates. Under the 2008 Plan, 2,500,000 shares of common stock were reserved for issuance upon the completion of a merger with Lumera Corporation (“Lumera”) on December 9, 2008. On January 1 of each year, starting in 2009, the aggregate number of shares reserved for issuance under the 2008 Plan increase automatically by the lesser of (i) 5% of the number of shares of common stock outstanding as of the Company’s immediately preceding fiscal year, or (ii) a number of shares determined by the Board of Directors. The maximum number of shares of common stock to be granted is up to 21,000,000 shares. Forfeited options or awards generally become available for future awards.  As of December 31, 2012, the stockholders had approved 13,910,965 shares for future issuance. On January 1, 2013, there was an automatic increase of 1,110,287 shares. As of June 30, 2013, 10,487,602 options to purchase common stock and restricted stock were outstanding and 3,323,760 shares are authorized for future issuance under the 2008 equity incentive plan.

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

2007 Equity Incentive Plan

In August 2007, GigOptix LLC adopted the GigOptix LLC Equity Incentive Plan (the "2007 Plan"). The 2007 Plan provided for grants of options to purchase membership units, membership awards and restricted membership units to employees, officers and non-employee directors, and upon the completion of the merger with Lumera were converted into grants of up to 632,500 shares of stock. Vesting periods are determined by the Board of Directors and generally provide for stock options to vest over a four-year period and expire ten years from date of grant. Vesting for certain shares of restricted stock is contingent upon both service and performance criteria. The 2007 Plan was terminated upon the completion of merger with Lumera on December 9, 2008 and the remaining 864 stock options not granted under the 2007 Plan were cancelled. No shares of the Company’s common stock remain available for issuance of new grants under the 2007 Plan other than for satisfying exercises of stock options granted under this plan prior to its termination. As of June 30, 2013, no shares of common stock have been reserved for issuance for new grants under the 2007 Plan and options to purchase a total of 414,936 shares of common stock and 4,125 warrants to purchase common stock were outstanding.

Lumera 2000 and 2004 Stock Option Plan

In December 2008, in connection with the merger with Lumera, the Company assumed the existing Lumera 2000 Equity Incentive Plan and the Lumera 2004 Stock Option Plan (the “Lumera Plan”). All unvested options granted under the Lumera Plan were assumed by the Company as part of the merger. All contractual terms of the assumed options remain the same, except for the converted number of shares and exercise price based on merger conversion ratio of 0.125. As of June 30, 2013, no additional options can be granted under the Lumera Plan, and options to purchase a total of 76,133 shares of common stock were outstanding.

Warrants

As of December 31, 2012, the Company had a total of 1,810,595 warrants to purchase common stock outstanding under all warrant arrangements. During 2012, 137,500 warrants were exercised that resulted in 14,158 shares of common stock issued.  During the six months ended June 30, 2013, 22,500 warrants expired. As a result, as of June 30, 2013 the Company had 1,788,095 warrants to purchase common stock outstanding under all warrant arrangements. Some of the warrants have anti-dilution provisions which adjust the number of warrants available to the holder such as, but not limited to, stock dividends, stock splits and certain reclassifications, exchanges, combinations or substitutions. These provisions are specific to each warrant agreement.

On April 8, 2011, the Company and the trustees for the DBSI Estate Litigation Trust and the DBSI Liquidating Trust (together “DBSI”) reached an agreement to settle a claim by DBSI against the Company. As part of the settlement, the Company in April 2011 issued two warrants for a total of 1 million shares of its common stock, and DBSI surrendered to the Company for cancellation all of DBSI’s previously outstanding warrants to purchase 660,473 shares of the Company’s common stock.  These new warrants became exercisable on October 8, 2011.  One of the two new warrants, for 500,000 shares of common stock, has a term of three years and an exercise price of $2.60 per share, and the other warrant, also for 500,000 shares of common stock, has a term of four years and an exercise price of $3.00 per share. The new warrants may be exercised on a cashless exercise basis. As of June 30, 2013, a total of 1,000,000 warrants to purchase common stock were outstanding related to the DBSI settlement.

The Company issued warrants to both Bridge Bank and Agility Capital in connection with the November 2009 loan and security agreement with Bridge Bank and the January 2010 secured line of credit facility with Agility Capital (see Note 3). On February 25, 2011, Agility Capital exercised both of the warrants issued to it. On March 23, 2011, Bridge Bank exercised 114,286 warrants. At June 30, 2013, Bridge Bank holds warrants to purchase 22,671 shares of common stock.

Stock-based Compensation Expense

The following table summarizes the Company’s stock-based compensation expense for the three and six months ended June 30, 2013 and July 1, 2012 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Cost of revenue	$59	$43	$139	$58
Research and development expense	231	606	554	901
Selling, general and administrative expense	448	1,017	1,153	1,445
Restructuring expense	-	-	662	132
	$738	$1,666	$2,508	$2,536

For the six months ended June 30, 2013, included in the $2.5 million of stock-based compensation expense is $662,000 in restructuring expense to modify the exercise period and accelerate the vesting of stock options and restricted stock units (see Note 7).

For the six months ended July 1, 2012, included in the $2.5 million of stock-based compensation expense is $132,000 in restructuring expense to accelerate the vesting of stock options (see Note 7).

During the three months ended June 30, 2013 and July 1, 2012, the Company granted options to purchase 610,010 and 94,000 of common stock, respectively, with an estimated total grant-date fair value of $359,000 and $163,000, respectively.

During the three months ended June 30, 2013 and July 1, 2012, the Company granted 569,846 and 200,600 restricted stock units, respectively, with a grant-date fair value of $490,000 and $608,000 or $0.86 and $3.03 per share, respectively.

During the six months ended June 30, 2013 and July 1, 2012, the Company granted options to purchase 610,010 and 2,541,533 of common stock, respectively, with an estimated total grant-date fair value of $359,000 and $4.5 million, respectively.

During the six months ended June 30, 2013 and July 1, 2012, the Company granted 569,846 and 829,269 restricted stock units, respectively, with a grant-date fair value of $490,000 and $2.3 million or $0.86 and $2.78 per share, respectively.

As of June 30, 2013, the total compensation cost not yet recognized in connection with unvested stock options under the Company’s equity compensation plans was approximately $5.1 million. As of June 30, 2013, the total compensation cost not yet recognized in connection with unvested restricted stock units under the Company’s equity compensation plans was approximately $425,000. Unrecognized compensation will be amortized on a straight-line basis over a weighted-average period of approximately 2.33 years.

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

The fair value of the Company’s stock options granted to employees was estimated using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Valuation model	Black-Scholes	Black-Scholes	Black-Scholes	Black-Scholes
Expected term	6.08 years	6.08 years	6.08 years	6.08 years
Expected volatility	80%	75%	80%	75%
Expected dividends	0%	0%	0%	0%
Risk-free interest rate	0.88%	0.93% to 1.10%	0.88%	0.93% to 1.34%
Weighted-average fair value	$0.59	$1.74	$0.59	$1.76

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

472,400 shares, less the shares cancelled for terminated employees, vested on April 1, 2011 as the result of the average share price during March 2011 being $3.01, which exceeded the $2.50 March 2011 average price per share requirement. The fair value per share of these options was $1.05, at the grant date, and the total expense associated with these options was $496,000.  These options were amortized over one year.

472,400 shares, less the shares cancelled for terminated employees, were cancelled on April 1, 2012. Although the average share price during March 2012 was below the specified price of $3.50, the Company recognized the expense because there was a market condition. The fair value per share of these options was $1.01, at the grant date, and the total expense associated with these options was $477,000.  These options were amortized over two years.

236,200 shares, less the shares cancelled for terminated employees, were cancelled on April 1, 2013.  Although the average share price during March 2013 was below the specified price of $5.00, the Company recognized the expense because there was a market condition. The fair value per share of these options was $1.01, at the grant date, and the total expense associated with these options was $239,000.  These options were amortized over three years.

Stock Option and Restricted Stock Unit Activity

The following is a summary of option activity for the Company’s equity incentive plans, including both the 2008 Plan and other prior plans for which there are outstanding options but no new grants since the 2008 Plan was adopted:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term, in Years
Outstanding, December 31, 2012	10,100,429	$2.42
Granted	610,010	0.86
Exercised	-	-
Forfeited/Expired	(291,378)	2.09
Ending balance, June 30, 2013	10,419,061	$2.34	7.46

Vested and exercisable and expected to vest, June 30, 2013	10,104,725	$2.34	7.43

Vested and exercisable, June 30, 2013	6,537,340	$2.38	6.84

The aggregate intrinsic value of options vested, exercisable and expected to vest, based on the fair value of the underlying stock options as of June 30, 2013 was approximately $839,000. The aggregate intrinsic value reflects the difference between the exercise price of the underlying stock options and the Company’s closing share price of $1.31 as of June 28, 2013.

During the six months ended June 30, 2013, the Company did not have any options exercised. The total intrinsic value of options exercised during the six months ended July 1, 2012 was approximately $149,000.

The following is a summary of restricted stock unit activity for the indicated periods:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term, Years	Aggregate Intrinsic Value
				(In thousands)
Outstanding, December 31, 2012	199,005	$2.78	0.16	$382
Granted	569,846	0.86
Released	(192,485)	2.78
Forfeited/expired	(16,756)	1.61
Outstanding, June 30, 2013	559,610	$0.86	1.83	$733

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

The following is a summary of the restructuring activity (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Beginning balance	$182	$641	$168	$696
Charges	-	-	950	207
Uses and adjustments	(54)	(334)	(990)	(596)
Ending balance	$128	$307	$128	$307

As of June 30, 2013, the $128,000 in accrued restructuring includes $104,000 for the Palo Alto facilities restructuring which is expected to be paid out by the fourth quarter of 2013, and $24,000 for restructuring activities the Company undertook during the first quarter of 2013 which is expected to be paid out by the first quarter of 2014.

As of June 30, 2013, all accrued restructuring is recorded in other current liabilities.

NOTE 8—INCOME TAXES

The Company recorded a provision for income taxes of $14,000 and $27,000 for the three and six months ended June 30, 2013, respectively, and $18,000 and $34,000 for the three and six months ended July 1, 2012, respectively. The Company's effective tax rate was less than 1% for the three and six months ended June 30, 2013 and July 1, 2012.

The income tax provision for the three and six months ended June 30, 2013 and July 1, 2012 was due primarily to state taxes and foreign taxes due. The Company has incurred book losses in all tax jurisdictions and has a full valuation allowance against such losses.

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such a determination, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. In order to support a conclusion that a valuation allowance is not needed, positive evidence of sufficient quantity and quality is necessary to overcome negative evidence. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding realization of the asset including lack of profitability through June 30, 2013 and the uncertainty over future operating profitability and taxable income. The Company will continue to evaluate the potential realization of the deferred tax assets on a quarterly basis.

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

NOTE 9—NET LOSS PER SHARE

The following table summarizes total securities outstanding which were not included in the calculation of diluted net loss per share because to do so would have been anti-dilutive:

	June 30,	July 1,
	2013	2012
Stock options and restricted stock units	10,978,671	10,931,296
Common stock warrants	1,788,095	1,810,595
Total	12,766,766	12,741,891

NOTE 10—SEGMENT AND GEOGRAPHIC INFORMATION

The Company has determined that it operates as a single operating and reportable segment. The following tables reflect the results of the Company’s reportable segment consistent with the management system used by the Company’s Chief Executive Officer, the chief operating decision maker.

The following table summarizes revenue by geographic region (in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2013		July 1, 2012		June 30, 2013		July 1, 2012
North America	$2,094	31%	$2,116	22%	$4,073	30%	$4,986	27%
Asia	1,895	28%	2,436	25%	4,175	30%	5,498	29%
Europe	2,533	37%	5,029	53%	4,696	34%	8,181	44%
Other	309	4%	7	0%	808	6%	74	0%
	$6,831	100%	$9,588	100%	$13,752	100%	$18,739	100%

The Company determines geographic location of its revenue based upon the destination of shipments of its products.

For the three months ended June 30, 2013, two customers accounted for greater than 10% of total revenue and combined they accounted for 41% of total revenue, of which the largest accounted for 30% of the Company’s total revenue. For the three months ended July 1, 2012, two customers accounted for greater than 10% of total revenue and combined they accounted for 43% of total revenue, of which the largest accounted for 23% of the Company’s total revenue.

For the six months ended June 30, 2013, one customer accounted for 29% of total revenue. For the six months ended July 1, 2012, two customers accounted for greater than 10% of total revenue and combined they accounted for 35% of total revenue, of which the largest accounted for 19% of the Company’s total revenue.

During the three months ended June 30, 2013, Italy, the United States, and Japan accounted for 34%, 26%, and 16% of total revenue, respectively. During the three months ended July 1, 2012, Italy, Hungary, the United States, and Hong Kong accounted for 24%, 21%, 21%, and 11% of total revenue, respectively. No other countries accounted for more than 10% of the Company’s total revenue during the periods presented.

During the six months ended June 30, 2013, Italy, the United States, and Japan accounted for 30%, 27%, and 14% of total revenue, respectively. During the six months ended July 1, 2012, the United States, Italy, Hungary, Japan, and Hong Kong accounted for 24%, 19%, 15%, 12%, and 11% of total revenue, respectively. No other countries accounted for more than 10% of the Company’s total revenue during the periods presented.

The following table summarizes revenue by product line (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Optics	$4,141	$4,776	$8,501	$8,911
RF	422	860	627	1,428
High-Speed Communications	4,563	5,636	9,128	10,339
Industrial (ASIC)	2,268	3,952	4,624	8,400
Total revenue	$6,831	$9,588	$13,752	$18,739

The following table summarizes long-lived assets by country (in thousands):

	June 30, 2013	December 31, 2012
United States	$2,233	$2,595
Switzerland	1,399	1,984
	$3,632	$4,579

Long-lived assets, comprised of property and equipment, are reported based on the location of the assets at each balance sheet date.

NOTE 11—COMMITMENTS AND CONTINGENCIES

Commitments

Leases

The Company leases its domestic and foreign sales offices under non-cancelable operating leases. These leases contain various expiration dates and renewal options.  The Company also leases certain software licenses under operating leases. Total facilities rent expense for the three and six months ended June 30, 2013 was $140,000 and $280,000, respectively, and for the three and six months ended July 1, 2012 was $128,000 and $273,000. During the second quarter of 2012, the Company sublet the Palo Alto facility, and as a result, recorded a restructuring benefit of $74,000.

Aggregate non-cancelable future minimum rental payments under capital and operating leases are as follows (in thousands):

	Capital Leases	Operating Leases
Years ending December 31,	Minimum lease payments	Minimum lease payments	Sublease payments	Net lease payments
2013	$200	$917	$(122)	$795
2014	306	607	-	607
2015	-	320	-	320
2016	-	339	-	339
2017	-	57	-	57
Total minimum lease payments	506	$2,240	$(122)	$2,118
Less: Amount representing interest	(57)
Total capital lease obligations	449
Less: current portion	(348)
Long-term portion of capital lease obligations	$101

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

NOTE 12—RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update requiring centralized disclosure of amounts reclassified from accumulated other comprehensive income (“AOCI”) to net income. The amounts and the source reclassified out of each component of AOCI and the income statement line item affected by the reclassification should be presented either parenthetically on the face of the financial statements or in the notes. The entity does not need to show the income statement line item affected for certain components that are not required to be reclassified to net income in their entirety to net income, instead they would cross reference to the related footnote. This standard is effective for reporting periods beginning after December 15, 2012 and early adoption is permitted. The Company adopted this standard and this adoption did not have a material impact on the Company’s condensed consolidated financial statements.

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

Our Industrial product line offers a wide range of digital and mixed-signal application specific integrated circuit (“ASIC”) solutions for industrial, military, avionics, medical and communications markets. The Industrial product line partners with ASIC customers on development projects that generate engineering project revenue for us that directly lead to future product revenues with these ASIC customers.

We focus on the specification, design, development and sale of analog semiconductor integrated circuits (”ICs”), multi-chip module (“MCM”) solutions, polymer modulators, and digital and analog ASICs, as well as wireless communications MMICs and modules. We believe we are an industry leader in the fast growing market for electronic solutions that enable high-bandwidth optical connections found in telecom, datacom and storage systems, and, increasingly, in consumer electronics and computing systems.

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

We have incurred negative cash flows from operations since inception. For the six months ended June 30, 2013 and the year ended December 31, 2012 we incurred net losses of $4.0 million and $7.0 million, respectively, and cash outflows from operations of $1.9 million and $2.0 million respectively. As of June 30, 2013 and December 31, 2012, we had an accumulated deficit of $98.5 million and $94.5 million, respectively.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update requiring centralized disclosure of amounts reclassified from accumulated other comprehensive income (“AOCI”) to net income. The amounts and their source reclassified out of each component of AOCI and the income statement line item affected by the reclassification should be presented either parenthetically on the face of the financial statements or in the notes. The entity does not need to show the income statement line item affected for certain components that are not required to be reclassified to net income in their entirety to net income, instead they would cross reference to the related footnote. This standard is effective for reporting periods beginning after December 15, 2012 and early adoption is permitted. We adopted the standard and this adoption did not have a material impact on our condensed consolidated financial statements.

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

Results of Operations

Revenue

Revenue for the periods reported was as follows (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Total revenue	$6,831	$9,588	$13,752	$18,739
Decrease, period over period	$(2,757)		$(4,987)
Percentage decrease, period over period	-29%		-27%

Total revenue for the three months ended June 30, 2013 was $6.8 million, a decrease of $2.8 million or 29%, compared with $9.6 million for the three months ended July 1, 2012. The decrease in total revenue was primarily due to decreased revenue from both our Industrial (ASIC) and High-Speed Communications Products.

Total revenue for the six months ended June 30, 2013 was $13.8 million, a decrease of $5.0 million or 27%, compared with $18.7 million for the six months ended July 1, 2012. The decrease in total revenue was primarily due to decreased revenue from both our Industrial (ASIC) and High-Speed Communications Products.

Cost of Revenue and Gross Profit

Cost of revenue and gross profit for the periods presented was as follows (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Total cost of revenue	$2,578	$4,537	$5,214	$8,715
Gross profit	$4,253	$5,051	$8,538	$10,024
Gross margin	62%	53%	62%	53%
Decrease, period over period	(798)		(1,486)
Percentage decrease, period over period	-16%		-15%

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

Gross profit for the three months ended June 30, 2013 was $4.3 million, or a gross margin of 62%, compared to a gross profit of $5.1 million, or a gross margin of 53%, for the three months ended July 1, 2012. The increase in gross margin is primarily due to a change in product mix towards certain higher margin products including revenue from joint development projects, and away from certain low margin RF transceivers and Industrial products. Revenue from our joint development projects is generally at 100% gross margin because the costs associated with joint development project revenue are expensed as incurred and generally included in research and development expense.

Gross profit for the six months ended June 30, 2013 was $8.5 million, or a gross margin of 62%, compared to a gross profit of $10.0 million, or a gross margin of 53%, for the six months ended July 1, 2012. The increase in gross margin is primarily due to a change in product mix towards certain higher margin products including revenue from joint development projects, and away from certain low margin RF transceivers and Industrial products. Revenue from our joint development projects is generally at 100% gross margin because the costs associated with joint development project revenue are expensed as incurred and generally included in research and development expense.

Research and Development Expense

Research and development expense for the periods presented was as follows (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Research and development expense	$3,177	$3,445	$6,413	$6,828
Percentage of revenue	47%	36%	47%	36%
Decrease, period over period	$(268)		$(415)
Percentage decrease, period over period	-8%		-6%

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

Research and development expense for the three months ended June 30, 2013 was $3.2 million compared to $3.4 million for the three months ended July 1, 2012, a decrease of $268,000 or 8%. Research and development costs decreased as compared to the second quarter of 2012 primarily due to a $375,000 decrease in stock based compensation which was partially offset by a $103,000 increase in project related expenses.

Research and development expense for the six months ended June 31, 2013 was $6.4 million compared to $6.8 million for the six months ended July 1, 2012, a decrease of $415,000 or 6%. Research and development costs decreased as compared to the second quarter of 2012 primarily due to a $347,000 decrease in stock based compensation.

We expect research and development expense to increase from the second quarter of 2013 to the third quarter of 2013, as we incur additional expenses associated with engineering projects during the third quarter.

Selling, General and Administrative Expense

Selling, general and administrative expense for the periods presented was as follows (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Selling, general and administrative expense	$2,041	$3,152	$4,394	$5,959
Percentage of revenue	30%	33%	32%	32%
Decrease, period over period	$(1,111)		$(1,565)
Percentage decrease, period over period	-35%		-26%

Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, accounting, finance, sales, marketing and administration personnel, professional fees, allocated facilities costs, promotional activities and expenses related to stock-based compensation.

Selling, general and administrative expense for the three months ended June 30, 2013 was $2.0 million compared to $3.2 million for the three months ended July 1, 2012, a decrease of $1.1 million or 35%. Selling, general and administrative expense decreased as compared to the second quarter of 2012 primarily due to a $569,000 decrease in stock based compensation, a $164,000 decrease in personnel related expenses, a $146,000 decrease in outside services, and $131,000 decrease in professional fees.

Selling, general and administrative expense for the six months ended June 30, 2013 was $4.4 million compared to $6.0 million for the six months ended July 1, 2012, a decrease of $1.6 million or 26%. Selling, general and administrative expense decreased as compared to the second quarter of 2012 primarily due to a $423,000 decrease in professional fees, a $296,000 decrease in outside services, a $292,000 decrease in stock based compensation, and a $256,000 decrease in personnel related expenses.

We expect selling, general and administrative expense to moderately increase in absolute dollars from the second quarter of 2013 to the third quarter of 2013.

Restructuring Expense, Net

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Restructuring expense	$-	$(114)	$950	$93
Percentage of revenue	0%	-1%	7%	0%

During the six months ended June 30, 2013, we recorded $950,000 in restructuring expenses. The components of the restructuring charge included $662,000 of non-cash expenses associated with the acceleration of stock options and restricted stock units and $288,000 of cash expenses for severance, benefits and payroll taxes and other costs associated with employee terminations. No restructuring expenses were incurred in the three months ended June 30, 2013.

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

Special Litigation-Related Expense

During the three months ended June 30, 2013, we incurred special litigation-related expenses of $472,000, which was primarily due to legal fees associated with the Optomai case.

During the six months ended June 30, 2013, we incurred special litigation-related expenses of $887,000, which was primarily due to $770,000 of legal fees associated with the lawsuit against M/A-Com, Optomai and three former GigOptix employees and $108,000 of legal fees associated with the Advantech case.

During the three and six months ended July 1, 2012, we recorded special litigation-related expense of $212,000 and $353,000, respectively, which was related to costs associated with the litigation against M/A-Com Technology Solution, Inc. (Optomai), National Instruments and Telekenex matters.

Interest Expense, Net and Other Income (Expense), Net

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Interest expense, net	$(25)	$(41)	$(79)	$(193)
Other income (expense), net	88	72	256	57
Total	$63	$31	$177	$(136)

Interest expense, net and other income (expense), net consist primarily of gains and losses related to foreign currency transactions, gains and losses related to property and equipment disposals, interest on line of credit, interest on capital leases and amortization of loan fees in connection with our Silicon Valley Bank line of credit and loan.

Interest expense, net for the three months ended June 30, 2013 was $25,000 compared to $41,000 for the three months ended July 1, 2012. Interest expense, net decreased as compared to the second quarter of 2012 primarily due to a $10,000 decrease in interest on capital leases.

Interest expense, net for the six months ended June 30, 2013 was $79,000 compared to $193,000 for the six months ended July 1, 2012. Interest expense, net decreased as compared to the second quarter of 2012, primarily due to a $56,000 decrease in interest on capital leases and $39,000 decrease in loan fees.

Other income (expense), net for the three months ended June 30, 2013 was income of $88,000, which primarily consisted of $65,000 gain on sale of materials and $29,000 gain on sale of property and equipment. Other income (expense), net for the three months ended July 1, 2012 was an expense of $72,000, which primarily consisted of $35,000 gain on foreign currency transactions and $33,000 gain from the subsidiary deferred income taxes.

Other income (expense), net for the six months ended June 30, 2013 was income of $256,000, which primarily consisted of $160,000 gain on sale of property and equipment, $88,000 gain on sale of materials and $12,000 of liability warrants income. Other income (expense), net for the six months ended July 1, 2012 was an expense of $57,000, primarily due to $35,000 gain on foreign currency transactions, $33,000 gain from subsidiary deferred income taxes and $14,000 of liability warrants expenses.

Provision for Income Taxes

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Provision for income taxes	$14	$18	$27	$34
Percentage of revenue	0%	0%	0%	0%
Decrease, period over period	$(4)		$(7)
Percentage decrease, period over period	-22%		-21%

Income tax expense was $14,000 and $18,000 for three months ended June 30, 2013 and July 1, 2012, respectively, and our effective tax rate was less than 1% for those periods. The income tax provision for the three months ended June 30, 2013 and July 1, 2012 were due primarily to state taxes and foreign taxes due.  We have incurred book losses in all tax jurisdictions and have a full valuation allowance against such losses.

Income tax expense was $27,000 and $34,000 for six months ended June 30, 2013 and July 1, 2012, respectively, and our effective tax rate was less than 1% for those periods. The income tax provision for the six months ended June 30, 2013 and July 1, 2012 were due primarily to state taxes and foreign taxes due.  We have incurred book losses in all tax jurisdictions and have a full valuation allowance against such losses.

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

The Loan Agreement with SVB is secured by all of our assets, including all accounts, equipment, inventory, receivables, and general intangibles. The Loan Agreement contains certain restrictive covenants that will impose significant operating and financial restrictions on our operations, including, but not limited to restrictions that limit our ability to:

•	Sell, lease, or otherwise transfer, or permit any of our subsidiaries to sell, lease or otherwise transfer, all or any part of our business or property, except in the ordinary course of business or in connection with certain indebtedness or investments permitted under the amended and restated loan agreement;

•	Merge or consolidate, or permit any of our subsidiaries to merge or consolidate, with or into any other business organization, or acquire, or permit any of our subsidiaries to acquire, all or substantially all of the capital stock or property of another person;

•	Create, incur, assume or be liable for any indebtedness, other than certain indebtedness permitted under the amended and restated loan and security agreement;

•	Pay any dividends or make any distribution or payment on, or redeem, retire, or repurchase, any capital stock; and

•	Make any investment, other than certain investments permitted under the amended and restated loan and security agreement.

The amount outstanding on the line of credit as of June 30, 2013 was $6.0 million. On July 1, 2013, the Company repaid the entire $6.0 million to SVB.

Cash and cash equivalents and cash flow data for the periods presented were as follows (in thousands):

	June 30, 2013	December 31, 2012
Cash and cash equivalents	$9,506	$10,147

	Six Months Ended
	June 30, 2013	July 1, 2012
Net cash used in operating activities	$(1,856)	$(2,124)
Net cash used in investing activities	$(939)	$(1,248)
Net cash provided by financing activities	$2,088	$602

Operating Activities

Operating activities used cash of $1.9 million in the six months ended June 30, 2013. This resulted from a net loss of $4.0 million and we experienced cash usage for working capital for an increase in accounts receivable, net of $1.4 million, an increase in prepaid and other current assets of $387,000, a decrease in accounts payables of $409,000, and a decrease in other current and long-term liabilities of $186,000. These decreases were partially offset by a decrease in inventories of $158,000 and non-cash expenses of stock based compensation of $2.5 million and depreciation and amortization of $1.9 million.

Cash used in operating activities for the six months ended July 1, 2012 consisted of net loss adjusted for certain non-cash items, including depreciation and amortization, non-cash restructuring expense, and stock-based compensation expense, as well as the effect of changes in working capital. Operating activities used cash of $2.1 million during the six months ended July 1, 2012. This resulted from a net loss of $3.4 million and we experienced cash usage for working capital for an increase in accounts receivable of $2.1 million due to timing of collections, an increase in inventories of $1.4 million due to purchasing, an increase in prepaid and other assets of $302,000, a decrease in accrued restructuring of $100,000, and a decrease in other current and long-term liabilities of $498,000. These decreases were offset by an increase in accounts payable of $768,000 and an increase of $407,000 in accrued compensation. In addition, these uses were partially offset by the following non-cash expenses: stock-based compensation of $2.5 million and depreciation and amortization of $2.1 million.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2013 was $939,000 and consisted of $1.1 million of purchases of fixed assets partially offset by $160,000 proceeds from sale of property and equipment.

Net cash used in investing activities for the six months ended July 1, 2012 was $1.2 million and consisted of $1.6 million of purchases of property and equipment which was partially offset by $400,000 proceeds from sale and maturity of investments.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2013 was $2.1 million and consisted primarily of $11.9 million of proceeds from our line of credit facilities with Silicon Valley Bank, partially offset by a $9.5 million repayment of the line of credit and $237,000 for capital lease payments.

Net cash provided by financing activities during the six months ended July 1, 2012 was $602,000 and consisted primarily of $10.7 million proceeds less a $7.7 million repayment from line of credit facilities with Silicon Valley Bank and $347,000 of proceeds from issuance of stock which were partially offset by $2.2 million of treasury stock repurchase from our modified Dutch auction tender offer, $189,000 of taxes paid related to net share settlement of equity awards, and $297,000 of payments on our capital lease obligations.

Material Commitments

The following table summarizes our future net cash obligations for current debt, operating leases, and capital leases, in thousands of dollars, as of June 30, 2013:

Contractual Obligations at June 30, 2013:	Total	Less than One Year	One to Three Years	More than Three Years
Current debt obligation	$6,000	$6,000	$-	$-
Operating lease obligations (net of sublease)	2,118	795	927	396
Capital lease obligations (including interest)	506	200	306
Total	$8,624	$6,995	$1,233	$396

Except for the future cash obligations above, GigOptix did not have any material commitments for capital expenditures as of June 30, 2013.

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

•	GigOptix Twitter Account (https://twitter.com/GigOptix)

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013.  Our CEO and CFO have concluded that our disclosure controls and procedures were effective as of that date and have also concluded that our consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States.

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

Optomai, Inc. and M/A-COM Technology Solutions, Inc.

On April 25, 2011, we initiated a lawsuit in the Superior Court of Santa Clara County, California, against five former employees of GigOptix, including our former Vice President of Sales and two design engineers, who left in 2009 and 2010 to launch a competing company, Optomai, Inc., which was formed in October 2009 while four of the five were still employed by GigOptix.  At GigOptix, the former employees were responsible for the development and promotion of products for 40G and 100G fiber optic networks, among other Optix products. Only a few months after four of the five employees had left our company, in April 2010, their new company, Optomai, Inc., began marketing such products which were developed using GigOptix files which were copied.  On the day in April 2011 that GigOptix filed the lawsuit, M/A-COM Technology Solutions, Inc. (“MACOM”) announced that it had acquired Optomai and we subsequently added M/A-COM to the suit as a defendant. In January 2013, we dismissed from the lawsuit without prejudice two of the employees, and we have maintained the claims against the former Vice President of Sales and two design engineers, as well as the two corporate defendants. In the lawsuit, GigOptix seeks damages and injunctive relief for misappropriation of confidential information and trade secrets and breach of the contractual and legal obligations to GigOptix of the former employees including while still employed by GigOptix.  In preparation for the jury trial, GigOptix has engaged in forensic and damages discovery. On August 9, 2013, the court moved the date for the trial to begin to September 23, 2013 for administrative reasons. In addition, during July 2013, the court denied several motions brought by the defendants, including motions filed by the defendants to stay the lawsuit on the basis that certain individual defendants are being investigated by the United States Attorneys’ Office for the Northern District of California, and a motion for a judgment in favor of defendants on GigOptix’s breach of the duty of loyalty claims.

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

We have incurred net losses since inception. For the six months ended June 30, 2013 and the years ended December 31, 2012 and 2011, we incurred net losses of $4.0 million, $7.0 million, and $14.1 million, respectively, and cash outflows from operations of $1.9 million, $2.0 million, and $4.9 million, respectively. As of June 30, 2013, we had an accumulated deficit of $98.5 million. We expect development, sales and other operating expenses to increase in the future as we expand our business. If our revenue does not grow to offset these expected increased expenses, we may not be profitable. In fact, in future quarters we may not have any revenue growth and our revenues could decline. Furthermore, if our operating expenses exceed expectations, financial performance will be adversely affected and we may continue to incur significant losses in the future.

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

We have incurred net losses since inception. As of June 30, 2013, we had an accumulated deficit of $98.5 million. We have incurred significant losses since inception, attributable to our efforts to design and commercialize our products. We have managed our liquidity during this time through a series of cost reduction initiatives and through increasing our line of credit with our bank. We had $9.5 million in cash and cash equivalents as of June 30, 2013. However, while we have additional cash available, our ability to continue as a going concern may be dependent on many events outside of our direct control, including, among other things, obtaining additional financing either privately or through public markets, should this be necessary, and customers purchasing our products in substantially higher volumes.

We could suffer unrecoverable losses on accounts receivable from our customers, which would adversely affect our financial results.

Our operating cash flows are dependent on the continued collection of receivables. Our accounts receivable as of June 30, 2013 increased by $1.4 million or 27% compared to the balance at December 31, 2012.  We could suffer additional accounting losses as well as a reduction in liquidity if a customer is unable or refuses to pay. A significant increase in uncollectible accounts would have an adverse impact on our business, liquidity and financial results.

Our business is subject to foreign currency risk.

Sales to customers located outside North America comprised 70% and 73% of our revenue for the six months ended June 30, 2013 and July 1, 2012, respectively. In addition, we have two subsidiaries overseas (Switzerland and Germany) that record their operating expenses in a foreign currency.  Since sales of our products have been denominated to date primarily in U.S. dollars, increases in the value of the U.S. dollar could increase the price of our products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales and profitability in that country. Future international activity may result in increased foreign currency denominated sales. Gains and losses on the conversion to U.S. dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in GigOptix’ results of operations. We currently do not have hedging or other programs in place to protect against adverse changes in the value of the U.S. dollar as compared to other currencies to minimize potential adverse effects.

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

For the six months ended June 30, 2013, one customer accounted for 29% of total revenue. For the six months ended July 1, 2012, two customers accounted for greater than 10% of total revenue and combined they accounted for 35% of total revenue, of which the largest accounted for 19% of total revenue.

Our data and information systems and network infrastructure may be subject to hacking or other cybersecurity threats.  If our security measures are breached and an unauthorized party obtains access to our customer data or our proprietary business information, our information systems may be perceived as being unsecure, which could harm our business and reputation, and our proprietary business information could be misappropriated which could have an adverse effect on our business and results of operations.

In our operations, we store and transmit our proprietary information and that of our customers. We have offices, research and development, and production facilities throughout the world, including key research and development facilities outside of the United States. Our operations are dependent upon the connectivity and continuity of our facilities and operations throughout the world. Despite our security measures, our information systems and network infrastructure may be vulnerable to cyber attacks or could be breached due to an employee error or other disruption that could result in unauthorized disclosure of sensitive information which has the potential to significantly interfere with our business operations. Breaches of our security measures could expose us to a risk of loss or misuse of this information, litigation and potential liability. Since techniques used to obtain unauthorized access or to sabotage information systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures in advance of such an attack on our systems. In addition, if we select a vendor that uses cyber or “cloud” storage of information as part of their service or product offerings, despite our attempts to validate the security of such services, our proprietary information may be misappropriated by third parties. In the event of an actual or perceived breach of our security, or the security of one of our vendors, the market perception of the effectiveness of our security measures could be harmed and we could suffer damage to our reputation or our business, or lose existing customers and lose our ability to obtain new customers. Additionally, misappropriation of our proprietary business information could prove competitively harmful to our business.

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

GIGOPTIX, INC.

Date: August 13, 2013	/S/ Avi S. Katz
Dr. Avi S. Katz Chief Executive Officer and Chairman of the Board

Date: August 13, 2013	/S/ Curt P. Sacks
Curt P. Sacks Chief Financial Officer