Form 10-Q
period 2013-09-29
GigOptix, Inc.
filed 2013-11-12
CIK 1432150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2013

or

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

The number of shares of Common Stock outstanding as of November 1, 2013, the most recent practicable date prior to the filing of this Quarterly Report on Form 10-Q, was 22,384,709 shares.

PART I
FINANCIAL INFORMATION
GIGOPTIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 29,	December 31,
	2013	2012
ASSETS	(Unaudited)	(1)
Current assets:
Cash and cash equivalents	$15,260	$10,147
Accounts receivable, net	7,129	5,056
Inventories	4,548	4,111
Prepaid and other current assets	427	295
Total current assets	27,364	19,609
Property and equipment, net	3,292	4,579
Intangible assets, net	3,524	4,270
Goodwill	9,860	9,860
Restricted cash	282	282
Other assets	206	228
Total assets	$44,528	$38,828

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,544	$3,174
Accrued compensation	1,521	846
Line of credit	6,000	3,600
Other current liabilities	2,861	3,080
Total current liabilities	13,926	10,700
Other long term liabilities	802	1,128
Total liabilities	14,728	11,828
Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of September 29, 2013 and December 31, 2012	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized as of September 29, 2013 and December 31, 2012; 22,376,609 and 22,205,746 shares issued and outstanding as of September 29, 2013 and December 31, 2012, respectively	22	22
Additional paid-in capital	126,534	123,386
Treasury stock, at cost; 701,754 shares as of September 29, 2013 and December 31, 2012, respectively	(2,209)	(2,209)
Accumulated other comprehensive income	374	298
Accumulated deficit	(94,921)	(94,497)
Total stockholders’ equity	29,800	27,000
Total liabilities and stockholders’ equity	$44,528	$38,828

See accompanying Notes to Condensed Consolidated Financial Statements

(1)	The condensed consolidated balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements at that date.

GIGOPTIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Total revenue	$7,336	$10,054	$21,088	$28,793
Total cost of revenue	2,985	4,853	8,199	13,568
Gross profit	4,351	5,201	12,889	15,225

Research and development expense	3,984	3,395	10,397	10,223
Selling, general and administrative expense	2,483	2,816	6,877	8,775
Restructuring expense	-	-	950	93
Special litigation-related (income) expense	(5,673)	576	(4,786)	929
Total operating expenses	794	6,787	13,438	20,020
Income (loss) from operations	3,557	(1,586)	(549)	(4,795)
Interest expense, net	(27)	(38)	(106)	(231)
Other income, net	3	183	259	240
Income (loss) before provision for income taxes	3,533	(1,441)	(396)	(4,786)
Provision for income taxes	1	65	28	99
Net income (loss)	$3,532	$(1,506)	$(424)	$(4,885)

Net income (loss) per share—basic	$0.16	$(0.07)	$(0.02)	$(0.23)
Net income (loss) per share—diluted	$0.16	$(0.07)	$(0.02)	$(0.23)

Weighted average number of shares used in basic per share calculations	21,656	21,276	21,610	21,445
Weighted average number of shares used in diluted per share calculations	22,359	21,276	21,610	21,445

See accompanying Notes to Condensed Consolidated Financial Statements

GIGOPTIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Net income (loss)	$3,532	$(1,506)	$(424)	$(4,885)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	51	(72)	76	(127)
Change in pension liability in connection with actuarial gain	-	-	-	(54)
Other comprehensive income (loss), net of tax	51	(72)	76	(181)
Comprehensive income (loss)	$3,583	$(1,578)	$(348)	$(5,066)

See accompanying Notes to Condensed Consolidated Financial Statements

GIGOPTIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 29,	September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(424)	$(4,885)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,843	3,085
Stock-based compensation	3,255	3,776
Change in fair value of warrants	(13)	-
Non-cash restructuring benefit	-	(114)
Net gain on sale of property and equipment	(133)	(163)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,073)	(1,050)
Inventories	(437)	(1,559)
Prepaid and other current assets	(521)	(278)
Other assets	22	41
Accounts payable	1,263	550
Accrued restructuring	(89)	(180)
Accrued compensation	675	191
Other current liabilities	(97)	(631)
Other long-term liabilities	(40)	(86)
Net cash provided by (used in) operating activities	4,231	(1,303)
Cash flows from investing activities:
Proceeds from sale and maturity of investments	-	400
Purchases of property and equipment	(1,319)	(1,831)
Proceeds from sale of property and equipment	160	90
Net cash used in investing activities	(1,159)	(1,341)
Cash flows from financing activities:
Proceeds from issuance of stock	4	389
Taxes paid related to net share settlement of equity awards	(111)	(349)
Net borrowings on line of credit	2,400	1,911
Repayment of capital lease	(319)	(386)
Purchases of treasury stock, including direct issuance costs	-	(2,209)
Net cash provided by (used in) financing activities	1,974	(644)
Effect of exchange rates on cash and cash equivalents	67	(185)
Net increase (decrease) in cash and cash equivalents	5,113	(3,473)
Cash and cash equivalents at beginning of period	10,147	15,788
Cash and cash equivalents at end of period	$15,260	$12,315
Supplemental disclosure of cash flow information
Interest paid	$106	$232

See accompanying Notes to Condensed Consolidated Financial Statements

GIGOPTIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

Organization

GigOptix Inc. (“GigOptix” or the “Company”) is a leading fabless supplier of high speed semiconductor components that enable end-to-end information streaming over the network and address emerging high-growth opportunities for Cloud connectivity, datacenters and high-speed optical and wireless networks, and the industrial, defense and avionics industries. The business is made up of two product lines:  High-Speed Communications product line and Industrial product line.

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

Basis of Presentation

The Company’s fiscal year ends on December 31. For quarterly reporting, the Company employs a five-week, four-week, four-week, reporting period. The third quarter of 2013 ended on Sunday, September 29, 2013. The third quarter of fiscal 2012 ended on Sunday, September 30, 2012. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements as of September 29, 2013 and for the three and nine months ended September 29, 2013 and September 30, 2012, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X, and include the accounts of the Company and all of its subsidiaries. Accordingly, they do not include all of the information and footnotes required by such accounting principles for annual financial statements. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of September 29, 2013, the results of operations for the three and nine months ended September 29, 2013 and September 30, 2012 and cash flows for the nine months ended September 29, 2013 and September 30, 2012. The condensed consolidated results of operations for the three and nine months ended September 29, 2013 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2013. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report for the year ended December 31, 2012 on Form 10-K (the “2012 Form 10-K”).

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

NOTE 2—BALANCE SHEET COMPONENTS

Accounts receivable, net consisted of the following (in thousands):

	September 29,	December 31,
	2013	2012
Accounts receivable	$7,309	$5,393
Allowance for doubtful accounts	(180)	(337)
	$7,129	$5,056

Property and equipment, net consisted of the following (in thousands, except depreciable life):

	Life	September 29,	December 31,
	(in years)	2013	2012
Network and laboratory equipment	3 – 5	$10,883	$10,654
Computer software and equipment	2 – 3	3,791	3,747
Furniture and fixtures	3 –10	176	176
Office equipment	3 – 5	108	106
Leasehold improvements	1 – 5	378	378
Construction-in-progress	—	236	236
		15,572	15,297
Accumulated depreciation and amortization		(12,280)	(10,718)
Property and equipment, net		$3,292	$4,579

For the three and nine months ended September 29, 2013, depreciation expense related to property and equipment was $551,000 and $1.7 million, respectively. For the three and nine months ended September 30, 2012, depreciation expense related to property and equipment was $658,000 and $2.0 million, respectively.

In addition to the property and equipment above, the Company has prepaid licenses. For the three and nine months ended September 29, 2013, amortization related to these prepaid licenses was $168,000 and $389,000, respectively. For the three and nine months ended September 30, 2012, amortization related to these prepaid licenses was $119,000 and $303,000, respectively.

Inventories consisted of the following (in thousands):

	September 29,	December 31,
	2013	2012
Raw materials	$1,829	$2,290
Work in process	1,395	687
Finished goods	1,324	1,134
	$4,548	$4,111

Other current liabilities consisted of the following (in thousands):

	September 29,	December 31,
	2013	2012

Amounts billed to the U.S. government in excess of approved rates	$191	$191
Warranty liability	354	612
Customer deposits	263	432
Capital lease obligations, current portion	366	324
Restructuring liabilities, current portion	80	168
Legal fees	362	271
Deferred revenue	423	65
Other	822	1,017
	$2,861	$3,080

The Company generally offers a one year warranty on its products. The Company records a liability based on estimates of the costs that may be incurred under its warranty obligations and charges to cost of revenue the amount of such costs at the time revenues are recognized. The warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. The estimates of anticipated rates of warranty claims and costs per claim are primarily based on historical information and future forecasts.

Changes in the Company’s product warranty liability during the nine months ended September 29, 2013 and September 30, 2012 are as follows (in thousands):

	Nine months ended
	September 29, 2013	September 30, 2012
Beginning balance	$612	$296
Warranties accrued	396	1,199
Warranties settled or reversed	(654)	(891)
Ending balance	$354	$604

The warranty liability is included in other current liabilities on the condensed consolidated balance sheets.

NOTE 3—FAIR VALUE

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 29, 2013 and December 31, 2012 (in thousands):

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 29, 2013:
Assets:
Cash equivalents:
Money market funds	$1,356	$1,356	$-	$-
	$1,356	$1,356	$-	$-
Current liabilities:
Liability warrants	$11	$-	$-	$11

December 31, 2012:
Assets:
Cash equivalents:
Money market funds	$2,856	$2,856	$-	$-
	$2,856	$2,856	$-	$-
Current liabilities:
Liability warrants	$24	$-	$-	$24

 As of September 29, 2013, the Company had cash and cash equivalents of $15.3 million, which was comprised of $13.9 million of cash and $1.4 million of money market funds. As of December 31, 2012, the Company had cash and cash equivalents of $10.1 million, which comprised of $7.2 million cash and $2.9 million of money market funds.

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

For the period ended September 29, 2013, the Company did not have any significant transfers between Level 1, Level 2 and Level 3.

The amounts reported as cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other current liabilities approximate fair value due to their short-term maturities. The carrying value of the Company’s line of credit and capital lease obligations approximates fair value based upon borrowing rates currently available to the Company for loans and capital leases with similar terms.

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

The fair value of the warrants was estimated using the following assumptions:

	As of September 29, 2013	As of December 31, 2012

Stock price	$1.29	$1.92
Strike price	$3.32	$3.32
Expected life	3.80 years	4.55 years
Risk-free interest rate	1.10%	0.62%
Volatility	85%	85%
Fair value per share	$0.52	$1.03

The following table summarizes the warrants subject to liability accounting as of September 29, 2013 and December 31, 2012 (in thousands, except share and per share amounts) (see also Note 6):

								Three Months Ended September 29, 2013		Nine Months Ended September 29, 2013
Holder	Original Warrants	Adjusted Warrants	Grant Date	Expiration Date	Exercise Price per Share	Fair Value December 31, 2012	Fair Value September 29, 2013	Exercise of Warrants	Change in Fair Value	Exercise of Warrants	Change in Fair Value	Related Agreement
Bridge Bank	20,000	22,671	4/7/2010	7/7/2017	$3.32	$24	$11	-	$(1)	-	$(13)	Credit Agreement

The change in the fair value of the Level 3 liability warrants during the three and nine months ended September 29, 2013 is as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 29, 2013	September 29, 2013
Beginning fair value balance	$12	$24
Exercise of warrants	-	-
Change in fair value	(1)	(13)
Ending fair value balance	$11	$11

The warrant liability is included in other current liabilities on the condensed consolidated balance sheets.

 NOTE 4—INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of the following (in thousands):

	September 29, 2013			December 31, 2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$3,277	$(1,591)	$1,686	$3,277	$(1,274)	$2,003
Existing technology	3,783	(2,371)	1,412	3,783	(2,065)	1,718
Order backlog	732	(732)	-	732	(732)	-
Patents	457	(382)	75	457	(321)	136
Trade name	659	(308)	351	659	(246)	413
Total	$8,908	$(5,384)	$3,524	$8,908	$(4,638)	$4,270

For the three and nine months ended September 29, 2013 and September 30, 2012, amortization of intangible assets was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Cost of revenue	$122	$123	$366	$367
Selling, general and administrative expense	120	130	380	391
	$242	$253	$746	$758

Estimated future amortization expense related to intangible assets as of September 29, 2013 is as follows (in thousands):

Years ending December 31,
2013	$237
2014	893
2015	893
2016	869
2017	632
Total	$3,524

As of September 29, 2013, the Company had $9.9 million of goodwill in connection with the acquisitions of ChipX and Endwave. In addition to its annual review, the Company also performs a review of the carrying value of its intangible assets, including goodwill, if the Company believes that indicators of impairment exist. During the third quarter of 2013, there were no factors which indicated impairment. The Company did not record impairment on any intangible asset, including goodwill, for the three and nine months ended September 29, 2013.  In addition, the Company did not record an impairment of goodwill for the year ended December 31, 2012 and will perform its annual impairment analysis during the fourth quarter of 2013.

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

The Loan Agreement with SVB is collateralized by all of the Company’s assets, including all accounts, equipment, inventory, receivables, and general intangibles. The Loan Agreement contains certain restrictive covenants that will impose significant operating and financial restrictions on its operations, including, but not limited to restrictions that limit its ability to:

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

The amount outstanding on the line of credit as of September 29, 2013 was $6.0 million. On September 30, 2013, the Company repaid the entire $6.0 million to SVB.

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

Common and Preferred Stock

In December 2008, the Company’s stockholders approved an amendment to the Certificate of Incorporation to authorize 50,000,000 shares of common stock of par value $0.001. In addition, the Company is authorized to issue 1,000,000 shares of preferred stock of $0.001 par value of which 300,000 shares have been designated Series A Junior Preferred Stock with powers, preferences and rights as set forth in the certificate of designation dated December 16, 2011; the remainder of the shares of preferred stock are undesignated, for which the Board of Directors is authorized to fix the designation, powers, preferences and rights. As of September 29, 2013 and December 31, 2012, there were no shares of preferred stock issued or outstanding.

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

2008 Equity Incentive Plan

In December 2008, the Company adopted the 2008 Equity Incentive Plan (the “2008 Plan”) for directors, employees, consultants and advisors to the Company or its affiliates. Under the 2008 Plan, 2,500,000 shares of common stock were reserved for issuance upon the completion of a merger with Lumera Corporation (“Lumera”) on December 9, 2008. On January 1 of each year, starting in 2009, the aggregate number of shares reserved for issuance under the 2008 Plan increase automatically by the lesser of (i) 5% of the number of shares of common stock outstanding as of the Company’s immediately preceding fiscal year, or (ii) a number of shares determined by the Board of Directors. The maximum number of shares of common stock to be granted is up to 21,000,000 shares. Forfeited options or awards generally become available for future awards.  As of December 31, 2012, the stockholders had approved 13,910,965 shares for future issuance. On January 1, 2013, there was an automatic increase of 1,110,287 shares. As of September 29, 2013, 11,352,985 options to purchase common stock and restricted stock were outstanding and 2,384,555 shares are authorized for future issuance under the 2008 equity incentive plan.

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

2007 Equity Incentive Plan

In August 2007, GigOptix LLC adopted the GigOptix LLC Equity Incentive Plan (the "2007 Plan"). The 2007 Plan provided for grants of options to purchase membership units, membership awards and restricted membership units to employees, officers and non-employee directors, and upon the completion of the merger with Lumera were converted into grants of up to 632,500 shares of stock. Vesting periods are determined by the Board of Directors and generally provide for stock options to vest over a four-year period and expire ten years from date of grant. Vesting for certain shares of restricted stock is contingent upon both service and performance criteria. The 2007 Plan was terminated upon the completion of merger with Lumera on December 9, 2008 and the remaining 864 stock options not granted under the 2007 Plan were cancelled. No shares of the Company’s common stock remain available for issuance of new grants under the 2007 Plan other than for satisfying exercises of stock options granted under this plan prior to its termination. As of September 29, 2013, no shares of common stock have been reserved for issuance for new grants under the 2007 Plan and options to purchase a total of 414,936 shares of common stock and 4,125 warrants to purchase common stock were outstanding.

Lumera 2000 and 2004 Stock Option Plan

In December 2008, in connection with the merger with Lumera, the Company assumed the existing Lumera 2000 Equity Incentive Plan and the Lumera 2004 Stock Option Plan (the “Lumera Plan”). All unvested options granted under the Lumera Plan were assumed by the Company as part of the merger. All contractual terms of the assumed options remain the same, except for the converted number of shares and exercise price based on merger conversion ratio of 0.125. As of September 29, 2013, no additional options can be granted under the Lumera Plan, and options to purchase a total of 75,852 shares of common stock were outstanding.

Warrants

As of December 31, 2012, the Company had a total of 1,810,595 warrants to purchase common stock outstanding under all warrant arrangements. During 2012, 137,500 warrants were exercised that resulted in 14,158 shares of common stock issued. During the nine months ended September 29, 2013, no warrants were exercised, and 102,300 warrants expired. As a result, as of September 29, 2013 the Company had 1,708,295 warrants to purchase common stock outstanding under all warrant arrangements. Some of the warrants have anti-dilution provisions which adjust the number of warrants available to the holder such as, but not limited to, stock dividends, stock splits and certain reclassifications, exchanges, combinations or substitutions. These provisions are specific to each warrant agreement.

On April 8, 2011, the Company and the trustees for the DBSI Estate Litigation Trust and the DBSI Liquidating Trust (together “DBSI”) reached an agreement to settle a claim by DBSI against the Company. As part of the settlement in April 2011, the Company issued two warrants for a total of 1.0 million shares of its common stock, and DBSI surrendered to the Company for cancellation all of DBSI’s previously outstanding warrants to purchase 660,473 shares of the Company’s common stock.  These new warrants became exercisable on October 8, 2011.  One of the two new warrants, for 500,000 shares of common stock, has a term of three years and an exercise price of $2.60 per share, and the other warrant, also for 500,000 shares of common stock, has a term of four years and an exercise price of $3.00 per share. The new warrants may be exercised on a cashless exercise basis. As of September 29, 2013, a total of 1,000,000 warrants to purchase common stock were outstanding related to the DBSI settlement.

The Company issued warrants to both Bridge Bank and Agility Capital in connection with the November 2009 loan and security agreement with Bridge Bank and the January 2010 secured line of credit facility with Agility Capital (see Note 3). On February 25, 2011, Agility Capital exercised both of the warrants issued to it. On March 23, 2011, Bridge Bank exercised 114,286 warrants. At September 29, 2013, Bridge Bank holds warrants to purchase 22,671 shares of common stock.

Stock-based Compensation Expense

The following table summarizes the Company’s stock-based compensation expense for the three and nine months ended September 29, 2013 and September 30, 2012 (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Cost of revenue	$57	$85	$196	$143
Research and development expense	224	324	778	1,225
Selling, general and administrative expense	466	831	1,619	2,276
Restructuring expense	-	-	662	132
	$747	$1,240	$3,255	$3,776

For the nine months ended September 29, 2013, included in the $3.3 million of stock-based compensation expense is $662,000 in restructuring expense to modify the exercise period and accelerate the vesting of stock options and restricted stock units (see Note 7).

For the nine months ended September 30, 2012, included in the $3.8 million of stock-based compensation expense is $132,000 in restructuring expense to accelerate the vesting of stock options (see Note 7).

During the three months ended September 29, 2013 and September 30, 2012, the Company granted options to purchase 35,000 and 140,000 of common stock, respectively, with an estimated total grant-date fair value of $32,000 and $227,000, respectively.

During the three months ended September 29, 2013, the Company granted 1,008,527 restricted stock units with a grant-date fair value of $1.3 million or $1.33 per share. The Company did not grant any restricted stock units during the three months ended September 30, 2012.

During the nine months ended September 29, 2013 and September 30, 2012, the Company granted options to purchase 645,010 and 2,2681,533 of common stock, respectively, with an estimated total grant-date fair value of $391,000 and $4.7 million, respectively.

During the nine months ended September 29, 2013 and September 30, 2012, the Company granted 1,578,373 and 829,269 restricted stock units, respectively, with a grant-date fair value of $1.8 million and $2.3 million or $1.16 and $2.78 per share, respectively.

As of September 29, 2013, the total compensation cost not yet recognized in connection with unvested stock options under the Company’s equity compensation plans was approximately $4.5 million. As of September 29, 2013, the total compensation cost not yet recognized in connection with unvested restricted stock units under the Company’s equity compensation plans was approximately $1.6 million. Unrecognized compensation will be amortized on a straight-line basis over a weighted-average period of approximately 2.17 years.

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

The fair value of the Company’s stock options granted to employees was estimated using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Valuation model	Black-Scholes	Black-Scholes	Black-Scholes	Black-Scholes
Expected term	6.08 years	6.03 years	6.08 years	6.03 to 6.08 years
Expected volatility	80%	73%	80%	73% to 75%
Expected dividends	0%	0%	0%	0%
Risk-free interest rate	1.71%	0.74%	0.88% to 1.71%	0.74% to 1.34%
Weighted-average fair value	$0.90	$1.62	$0.59 to $0.90	$1.74

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

Stock Option and Restricted Stock Unit Activity

The following is a summary of option activity for the Company’s equity incentive plans, including both the 2008 Plan and other prior plans for which there are outstanding options but no new grants since the 2008 Plan was adopted:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term, in Years
Outstanding, December 31, 2012	10,100,429	$2.42	7.81
Granted	645,010	0.88
Exercised	(4,121)	1.08
Forfeited/Expired	(392,404)	2.08
Ending balance, September 29, 2013	10,348,914	$2.34	7.21

Vested and exercisable and expected to vest, September 29, 2013	10,069,080	$2.34	7.18

Vested and exercisable, September 29, 2013	6,922,187	$2.39	6.66

The aggregate intrinsic value of options vested, exercisable and expected to vest, based on the fair value of the underlying stock options as of September 29, 2013 was approximately $780,000. The aggregate intrinsic value reflects the difference between the exercise price of the underlying stock options and the Company’s closing share price of $1.29 as of September 27, 2013.

The total intrinsic value of options exercised during the nine months ended September 29, 2013 and September 30, 2012 was approximately $1,000 and $184,000, respectively.

The following is a summary of restricted stock unit activity for the indicated periods:

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term, Years	Aggregate Intrinsic Value
				(in thousands)
Outstanding, December 31, 2012	199,005	$2.78	0.16	$382
Granted	1,578,373	1.16
Released	(262,467)	2.27
Forfeited/expired	(20,052)	1.48
Outstanding, September 29, 2013	1,494,859	$1.18	2.04	$1,928

NOTE 7—RESTRUCTURING

During the first quarter of 2013, the Company undertook restructuring activities to reduce its expenses.  The components of the restructuring charge included $662,000 of non-cash expenses associated with the acceleration of stock options and restricted stock units, $288,000 of cash expenses for severance, benefits and payroll taxes and other costs associated with employee terminations.  The net charge for these restructuring activities was $950,000.

During the first quarter of 2012, the Company undertook restructuring activities to reduce its expenses. The components of the restructuring charge included severance, benefits, payroll taxes, expenses associated with the acceleration of stock options and other costs associated with employee terminations. The net charge for these restructuring activities was $207,000.

For the nine months ended September 30, 2012, the Company recorded restructuring expense of $93,000 that was the result of a $207,000 restructuring charge incurred during the three months ended April 1, 2012 to reduce its expenses offset by a benefit of $114,000 incurred during the three months ended July 1, 2012. The components of the restructuring charge included severance, benefits, payroll taxes, expenses associated with the acceleration of stock options and other costs associated with employee terminations. The components of the restructuring income included a $74,000 benefit from the sublet of the Palo Alto facility, as the Company was able to sublet the property at a higher lease rate than it originally estimated, and a $40,000 benefit due to lower than anticipated restructuring charges related to the Endwave merger.

The following is a summary of the restructuring activity (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Beginning balance	$128	$307	$168	$696
Charges	-	-	950	207
Uses and adjustments	(48)	(105)	(1,038)	(701)
Ending balance	$80	$202	$80	$202

As of September 29, 2013, the $80,000 in accrued restructuring includes $62,000 for the Palo Alto facilities restructuring which is expected to be paid out by the fourth quarter of 2013, and $18,000 for restructuring activities the Company undertook during the first quarter of 2013, which is expected to be paid out by the first quarter of 2014.

As of September 29, 2013, all accrued restructuring is recorded in other current liabilities.

NOTE 8—INCOME TAXES

The Company recorded a provision for income taxes of $1,000 and $28,000 for the three and nine months ended September 29, 2013, respectively, and $65,000 and $99,000 for the three and nine months ended September 30, 2012, respectively. The Company's effective tax rate was less than 1% for the three and nine months ended September 29, 2013 and September 30, 2012.

The income tax provision for the three and nine months ended September 29, 2013 and September 30, 2012 was due primarily to state taxes and foreign taxes due. The Company has incurred book losses in all tax jurisdictions and has a full valuation allowance against such losses.

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such a determination, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. In order to support a conclusion that a valuation allowance is not needed, positive evidence of sufficient quantity and quality is necessary to overcome negative evidence. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding realization of the asset including lack of profitability through September 29, 2013 and the uncertainty over future operating profitability and taxable income. The Company will continue to evaluate the potential realization of the deferred tax assets on a quarterly basis.

The Company is subject to income taxes in the U.S. federal jurisdiction and various U.S. state and foreign jurisdictions. All tax years since the Company’s inception are open and may be subject to potential examination in one or more jurisdictions.

NOTE 9—BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

Basic net income per share is computed by dividing the net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income attributable to common shareholders by the weighted average number of common shares that would have been outstanding during the period assuming the issuance of common shares for all potential dilutive common shares outstanding using the treasury stock method. Dilutive potential common shares outstanding include outstanding stock options, restricted stock units and warrants.

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net income per share (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Net income (loss)	$3,532	$(1,506)	$(424)	$(4,885)
Computation of common shares outstading - basic earnings per share:
Weighted average shares of common stock	21,656	21,276	21,610	21,445
Basic earnings (loss) per share	$0.16	$(0.07)	$(0.02)	$(0.23)

Computation of common shares outstading - diluted earnings per share:
Weighted average shares of common stock	21,656	21,276	21,610	21,445
Dilutive shares using the treasury stock method	703	-	-	-
Shares used in computing diluted earnings per share	22,359	21,276	21,610	21,445
Diluted earnings (loss) per share	$0.16	$(0.07)	$(0.02)	$(0.23)

The following table summarizes total securities outstanding which were not included in the calculation of diluted net loss per share because to do so would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Stock options and restricted stock units	8,700,461	10,590,465	11,843,773	10,590,465
Common stock warrants	1,704,170	1,810,595	1,708,295	1,810,595
Total	10,404,631	12,401,060	13,552,068	12,401,060

NOTE 10—SEGMENT AND GEOGRAPHIC INFORMATION

The Company has determined that it operates as a single operating and reportable segment. The following tables reflect the results of the Company’s reportable segment consistent with the management system used by the Company’s Chief Executive Officer, the chief operating decision maker.

The following table summarizes revenue by geographic region (in thousands):

	Three Months Ended				Nine Months Ended
	September 29, 2013		September 30, 2012		September 29, 2013		September 30, 2012
North America	$2,210	30%	$2,797	28%	$6,283	30%	$7,783	27%
Asia	1,588	22%	2,765	28%	5,763	27%	8,263	29%
Europe	3,385	46%	4,448	44%	8,081	38%	12,629	44%
Other	153	2%	44	0%	961	5%	118	0%
	$7,336	100%	$10,054	100%	$21,088	100%	$28,793	100%

The Company determines geographic location of its revenue based upon the destination of shipments of its products.

For the three months ended September 29, 2013, one customer accounted for 42% of total revenue. For the three months ended September 30, 2012, two customers accounted for greater than 10% of total revenue and combined they accounted for 38% of total revenue, of which the largest accounted for 25% of the Company’s total revenue.

For the nine months ended September 29, 2013, one customer accounted for 33% of total revenue. For the nine months ended September 30, 2012, two customers accounted for greater than 10% of total revenue and combined they accounted for 36% of total revenue, of which the largest accounted for 21% of the Company’s total revenue.

During the three months ended September 29, 2013, Italy, the United States, and Japan accounted for 44%, 25%, and 11% of total revenue, respectively. During the three months ended September 30, 2012, the United States, Italy, Hungary, and Hong Kong accounted for 26%, 22%, 13%, and 10% of total revenue, respectively. No other countries accounted for more than 10% of the Company’s total revenue during the periods presented.

During the nine months ended September 29, 2013, Italy, the United States, and Japan accounted for 35%, 26%, and 13% of total revenue, respectively. During the nine months ended September 30, 2012, the United States, Italy, Hungary, Hong Kong, and Japan accounted for 25%, 21%, 15%, 11%, and 11% of total revenue, respectively. No other countries accounted for more than 10% of the Company’s total revenue during the periods presented.

The following table summarizes revenue by product line (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
High-Speed Communications	$5,225	$6,747	$14,353	$17,086
Industrial (ASIC)	2,111	3,307	6,735	11,707
Total revenue	$7,336	$10,054	$21,088	$28,793

The following table summarizes long-lived assets by country (in thousands):

	September 29, 2013	December 31, 2012
United States	$2,091	$2,595
Switzerland	1,201	1,984
	$3,292	$4,579

Long-lived assets, comprised of property and equipment, are reported based on the location of the assets at each balance sheet date.

 NOTE 11—COMMITMENTS AND CONTINGENCIES

Commitments

Leases

The Company leases its domestic and foreign sales offices under non-cancelable operating leases. These leases contain various expiration dates and renewal options.  The Company also leases certain software licenses under operating leases. Total facilities rent expense for the three and nine months ended September 29, 2013 was $139,000 and $419,000, respectively, and for the three and nine months ended September 30, 2012 was $145,000 and $444,000, respectively.

Aggregate non-cancelable future minimum rental payments under capital and operating leases are as follows (in thousands):

	Capital Leases	Operating Leases
Years ending December 31,	Minimum lease payments	Minimum lease payments	Sublease payments	Net lease payments
2013	$100	$458	$(60)	$398
2014	306	641	-	641
2015	-	350	-	350
2016	-	339	-	339
2017	-	57	-	57
Total minimum lease payments	406	$1,845	$(60)	$1,785
Less: Amount representing interest	(40)
Total capital lease obligations	366
Less: current portion	(366)
Long-term portion of capital lease obligations	$-

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

NOTE 12—LEGAL SETTLEMENTS

On September 24, 2013, pursuant to the terms of a settlement agreement with M/A-COM Technology Solutions, Inc. ("MACOM"), Optomai, Inc., and three former employees of GigOptix, the Company received a payment of $7.25 million. The $7.25 million has been recorded as special litigation-related income, net of legal fees in the operating section of the condensed consolidated statements of operations.

NOTE 13—RECENT ACCOUNTING PRONOUNCEMENTS

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

In July 2013, the FASB issued an accounting standards update requiring disclosure of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The entity has to disclose an unrecognized tax benefit, or a portion of an unrecognized tax benefit that should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The standard is effective for fiscal years beginning after December 15, 2013. The Company does not expect the adoption will have a material impact on the Company’s condensed consolidated financial statements.

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

Overview

We are a leading fabless supplier of high speed semiconductor components that enable end-to-end information streaming over the network and address emerging high-growth opportunities for Cloud connectivity, datacenters and high-speed optical and wireless networks, and the industrial, defense and avionics industries. The business is made up of two product lines:  High-Speed Communications product line and Industrial product line.

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

Historically, we have incurred net losses. For the nine months ended September 29, 2013 and the year ended December 31, 2012 we incurred net losses of $424,000 and $7.0 million, respectively, and cash provided by operations of $4.2 million and cash used in operations of $2.0 million, respectively. As of September 29, 2013 and December 31, 2012, we had an accumulated deficit of $94.9 million and $94.5 million, respectively.

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

In July 2013, the FASB issued an accounting standards update requiring disclosure of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The entity has to disclose an unrecognized tax benefit, or a portion of an unrecognized tax benefit that should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The standard is effective for fiscal years beginning after December 15, 2013. We do not expect the adoption will have a material impact on our condensed consolidated financial statements.

Results of Operations

Revenue

Revenue for the periods reported was as follows (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Total revenue	$7,336	$10,054	$21,088	$28,793
Decrease, period over period	$(2,718)		$(7,705)
Percentage decrease, period over period	-27%		-27%

Total revenue for the three months ended September 29, 2013 was $7.3 million, a decrease of $2.7 million or 27%, compared with $10.1 million for the three months ended September 30, 2012. The decrease in total revenue was primarily due to decreased revenue from both our Industrial and High-Speed Communications product lines. In addition, we have had a change in product mix towards certain higher margin products including revenue from joint development projects, and away from certain low margin RF transceivers and ASIC products.

Total revenue for the nine months ended September 29, 2013 was $21.1 million, a decrease of $7.7 million or 27%, compared with $28.8 million for the nine months ended September 30, 2012. The decrease in total revenue was primarily due to decreased revenue from both our Industrial and High-Speed Communications product lines. In addition, we have had a change in product mix towards certain higher margin products including revenue from joint development projects, and away from certain low margin RF transceivers and ASIC products.

Cost of Revenue and Gross Profit

Cost of revenue and gross profit for the periods presented was as follows (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Total cost of revenue	$2,985	$4,853	$8,199	$13,568
Gross profit	$4,351	$5,201	$12,889	$15,225
Gross margin	59%	52%	61%	53%
Decrease, period over period	(850)		(2,336)
Percentage decrease, period over period	-16%		-15%

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

Gross profit for the three months ended September 29, 2013 was $4.4 million, or a gross margin of 59%, compared to a gross profit of $5.2 million, or a gross margin of 52%, for the three months ended September 30, 2012. The increase in gross margin is primarily due to a change in product mix towards certain higher margin products including revenue from joint development projects, and away from certain low margin RF transceivers and ASIC products. Joint development project revenue and other non-product revenue for the three months ended September 29, 2013 was $831,000 compared with $885,000 for the three months ended September 30, 2012. In general, the joint development projects are associated with complex technology development, and as such we do not have certainty about our ability to achieve the program milestones. Therefore, we take the expenses related to these projects in the periods incurred and recognize revenue only when we have earned the revenue and achieved the development milestones. Excluding the revenue and gross profit associated with joint development programs and other non-product revenue, gross margin would have been 54% and 47% for the three months ended September 29, 2013 and September 30, 2012, respectively.

Gross profit for the nine months ended September 29, 2013 was $12.9 million, or a gross margin of 61%, compared to a gross profit of $15.2 million, or a gross margin of 53%, for the nine months ended September 30, 2012. The increase in gross margin is primarily due to a change in product mix towards certain higher margin products including revenue from joint development projects, and away from certain low margin RF transceivers and ASIC products. Joint development project revenue and other non-product revenue for the nine months ended September 29, 2013 was $3.3 million compared with $2.1 million for the nine months ended September 30, 2012. In general, the joint development projects are associated with complex technology development, and as such we do not have certainty about our ability to achieve the program milestones. Therefore, we take the expenses related to these projects in the periods incurred and recognize revenue only when we have earned the revenue and achieved the development milestones. Excluding the revenue and gross profit associated with joint development programs and other non-product revenue, gross margin would have been 54% and 49% for the nine months ended September 29, 2013 and September 30, 2012, respectively.

Research and Development Expense

Research and development expense for the periods presented was as follows (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Research and development expense	$3,984	$3,395	$10,397	$10,223
Percentage of revenue	54%	34%	49%	36%
Increase, period over period	$589		$174
Percentage increase, period over period	17%		2%

 Research and development expenses are expensed as incurred. Research and development expense consists primarily of salaries and related expenses for research and development personnel, consulting and engineering design, non-capitalized tools and equipment, engineering related semiconductor masks, expenses associated with our joint development projects, depreciation for equipment, engineering expenses paid to outside technology development suppliers, allocated facilities costs and expenses related to stock based compensation.

Research and development expense for the three months ended September 29, 2013 was $4.0 million compared to $3.4 million for the three months ended September 30, 2012, an increase of $589,000 or 17%. Research and development costs increased as compared to the third quarter of 2012 primarily due to a $640,000 increase in research and development wafer tape-out related expenses associated with our joint development projects which was partially offset by a $100,000 decrease in stock-based compensation.

Research and development expense for the nine months ended September 29, 2013 was $10.4 million compared to $10.2 million for the nine months ended September 30, 2012, an increase of $174,000 or 2%. Research and development costs increased as compared to the nine months ended September 30, 2012 primarily due to a $640,000 increase in research and development wafer tape-out related expenses associated with our joint development projects which was partially offset by a $447,000 decrease in stock-based compensation.

We expect research and development expense to decrease from the third quarter of 2013 to the fourth quarter of 2013 as we do not anticipate incurring the same level of engineering wafer tape-out expenses as in the third quarter of 2013.

Selling, General and Administrative Expense

Selling, general and administrative expense for the periods presented was as follows (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Selling, general and administrative expense	$2,483	$2,816	$6,877	$8,775
Percentage of revenue	34%	28%	33%	30%
Decrease, period over period	$(333)		$(1,898)
Percentage decrease, period over period	-12%		-22%

Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, accounting, finance, sales, marketing and administration personnel, professional fees, allocated facilities costs, promotional activities and expenses related to stock-based compensation.

Selling, general and administrative expense for the three months ended September 29, 2013 was $2.5 million compared to $2.8 million for the three months ended September 30, 2012, a decrease of $333,000 or 12%. Selling, general and administrative expense decreased as compared to the third quarter of 2012 primarily due to a $365,000 decrease in stock based compensation, and a $56,000 decrease in professional fees which were partially offset by a $203,000 increase in personnel related expenses.

Selling, general and administrative expense for the nine months ended September 29, 2013 was $6.9 million compared to $8.8 million for the nine months ended September 30, 2012, a decrease of $1.9 million or 22%. Selling, general and administrative expense decreased as compared to the third quarter of 2012 primarily due to a $657,000 decrease in stock-based compensation, a $479,000 decrease in professional fees, a $321,000 decrease in outside services, a $77,000 decrease in marketing and promotional activities and a $49,000 decrease in bad debt expense.

We expect selling, general and administrative expense to be relatively flat from the third quarter of 2013 to the fourth quarter of 2013.

Restructuring Expense, Net

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Restructuring expense	$-	$-	$950	$93
Percentage of revenue	0%	0%	5%	0%

During the nine months ended September 29, 2013, we recorded $950,000 in restructuring expenses. The components of the restructuring charge included $662,000 of non-cash expenses associated with the acceleration of stock options and restricted stock units and $288,000 of cash expenses for severance, benefits and payroll taxes and other costs associated with employee terminations. No restructuring expenses were incurred in the three months ended September 29, 2013.

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

Special Litigation-Related Expense (Income)

During the three months ended September 29, 2013, we incurred a special litigation-related benefit of $5.7 million, which was due to a $7.3 million one-time litigation settlement for the settlement of the lawsuit against M/A-Com Technology Solution, Inc., its subsidiary, Optomai, and three former GigOptix employees (the Optomai case) partially offset by $1.6 million of legal fees associated with the Optomai case.

During the nine months ended September 29, 2013, we incurred a special litigation-related benefit of $4.8 million, which was due to a $7.3 million one-time litigation settlement for the Optomai case, partially offset by $2.5 million of legal fees associated with the Optomai case and $108,000 of legal fees associated with the Advantech case.

During the three and nine months ended September 30, 2012, we recorded special litigation-related expense of $576,000 and $929,000, respectively, which was related to costs associated with the Optomai case and litigation involving both National Instruments and Telekenex matters.

Interest Expense, Net and Other Income, Net

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Interest expense, net	$(27)	$(38)	$(106)	$(231)
Other income, net	3	183	259	240
Total	$(24)	$145	$153	$9

Interest expense, net and other income, net consist primarily of gains and losses related to foreign currency transactions, gains and losses related to property and equipment disposals, interest on line of credit, interest on capital leases and amortization of loan fees in connection with our Silicon Valley Bank line of credit and loan.

Interest expense, net for the three months ended September 29, 2013 was $27,000 compared to $38,000 for the three months ended September 30, 2012. Interest expense, net decreased as compared to the third quarter of 2012 due to an $11,000 decrease in interest on capital leases.

Interest expense, net for the nine months ended September 29, 2013 was $106,000 compared to $231,000 for the nine months ended September 30, 2012. Interest expense, net decreased as compared to the third quarter of 2012, primarily due to a $67,000 decrease in interest on capital leases and $36,000 decrease in loan fees.

Other income, net for the three months ended September 29, 2013 was income of $3,000 which primarily consisted of $7,000 gain on sale of materials and $5,000 loss of foreign currency transactions. Other income, net for the three months ended September 30, 2012 was an income of $183,000, which primarily consisted of $163,000 gain on sale of property and equipment.

Other income, net for the nine months ended September 29, 2013 was income of $259,000 which primarily consisted of $160,000 gain on sale of property and equipment, $95,000 gain on sale of materials and $13,000 of liability warrants income. Other income, net for the nine months ended September 30, 2012 was income of $240,000 which primarily consisted of $163,000 gain on the sale of property and equipment and $43,000 for foreign exchange transaction gains.

Provision for Income Taxes

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Provision for income taxes	$1	$65	$28	$99
Percentage of revenue	0%	1%	0%	0%
Decrease, period over period	$(64)		$(71)
Percentage decrease, period over period	-98%		-72%

Income tax expense was $1,000 and $65,000 for three months ended September 29, 2013 and September 30, 2012, respectively, and our effective tax rate was less than 1% for those periods. The income tax provision for the three months ended September 29, 2013 and September 30, 2012 were due primarily to state taxes and foreign taxes due. We have incurred book losses in all tax jurisdictions and have a full valuation allowance against such losses.

Income tax expense was $28,000 and $99,000 for nine months ended September 29, 2013 and September 30, 2012, respectively, and our effective tax rate was less than 1% for those periods. The income tax provision for the nine months ended September 29, 2013 and September 30, 2012 were due primarily to state taxes and foreign taxes due. We have incurred book losses in all tax jurisdictions and have a full valuation allowance against such losses.

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

The Loan Agreement with SVB is collateralized by all of our assets, including all accounts, equipment, inventory, receivables, and general intangibles. The Loan Agreement contains certain restrictive covenants that will impose significant operating and financial restrictions on our operations, including, but not limited to restrictions that limit our ability to:

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

The amount outstanding on the line of credit as of September 29, 2013 was $6.0 million. On September 30, 2013, we repaid the entire $6.0 million to SVB.

 Cash and cash equivalents and cash flow data for the periods presented were as follows (in thousands):

	September 29, 2013	December 31, 2012
Cash and cash equivalents	$15,260	$10,147

	Nine Months Ended
	September 29, 2013	September 30, 2012
Net cash provided by (used in) operating activities	$4,231	$(1,303)
Net cash used in investing activities	$(1,159)	$(1,341)
Net cash provided by (used in) by financing activities	$1,974	$(644)

Operating Activities

Operating activities provided cash of $4.2 million in the nine months ended September 29, 2013. This resulted from a net loss of $424,000 and non-cash gain on sale of property and equipment of $133,000, and we experienced cash usage for working capital for an increase in accounts receivable, net of $2.1 million, an increase in inventories of $437,000, an increase in prepaid and other current assets of $521,000, a decrease in accrued restructuring of $89,000, and a decrease in other current and long-term liabilities of $137,000. These decreases were offset by an increase in accounts payable of $1.3 million, an increase in accrued compensation of $675,000 and non-cash expenses for stock-based compensation of $3.3 million and depreciation and amortization of $2.8 million. In addition, we incurred a special litigation-related benefit of $4.8 million, which was due to a $7.3 million one-time litigation settlement for the Optomai case, partially offset by $2.5 million of legal fees associated with the Optomai case.

Operating activities used cash of $1.3 million during the nine months ended September 30, 2012 and consisted of a net loss of $4.9 million, adjusted for certain non-cash items, including non-cash restructuring benefits of $114,000 and a gain on sale of property and equipment of $163,000, offset by depreciation and amortization of $3.1 million and stock-based compensation expense of $3.8 million, as well as the effect of changes in working capital. We experienced cash usage for working capital for an increase in accounts receivable, net of $1.1 million due to timing of collections, an increase in inventories of $1.6 million due to purchasing, an increase in prepaid and other assets of $278,000, a decrease in accrued restructuring of $180,000, and a decrease in other current and long-term liabilities of $717,000. These decreases were partially offset by an increase in accounts payable of $550,000, an increase in accrued compensation of $191,000, and a decrease in other assets of $41,000.

Investing Activities

Net cash used in investing activities for the nine months ended September 29, 2013 was $1.2 million and consisted of $1.3 million of purchases of fixed assets partially offset by $160,000 of proceeds from sale of property and equipment.

Net cash used in investing activities for the nine months ended September 30, 2012 was $1.3 million and consisted of $1.8 million of purchases of property and equipment which was partially offset by $400,000 proceeds from sale and maturity of investments and $90,000 of proceeds from sale of property and equipment.

Financing Activities

Net cash provided by financing activities for the nine months ended September 29, 2013 was $2.0 million and consisted primarily of $2.4 million of net proceeds from our line of credit facilities with Silicon Valley Bank, partially offset by $319,000 for capital lease payments and $111,000 for taxes paid related to net share settlement of equity awards.

Net cash used by financing activities during the nine months ended September 30, 2012 was $644,000 and consisted primarily of $2.2 million of treasury stock repurchase from our modified Dutch auction tender offer, $386,000 of payments on our capital lease obligations, and $349,000 of taxes paid related to net share settlement of equity awards, which were partially offset by $1.9 million of net proceeds from our line of credit facilities with Silicon Valley Bank and $389,000 of proceeds from issuance of stock.

Material Commitments

The following table summarizes our future net cash obligations for current debt, operating leases, and capital leases, in thousands of dollars, as of September 29, 2013:

Contractual Obligations at September 29, 2013:	Total	Less than One Year	One to Three Years	Three to Five Years
Current debt obligation	$6,000	$6,000	$-	$-
Operating lease obligations (net of sublease)	1,785	398	991	396
Capital lease obligations (including interest)	406	100	306	-
Total	$8,191	$6,498	$1,297	$396

Except for the future cash obligations above, GigOptix did not have any material commitments for capital expenditures as of September 29, 2013.

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have evaluated the effectiveness of our disclosure controls and procedures as of September 29, 2013. Our CEO and CFO have concluded that our disclosure controls and procedures were effective as of that date and have also concluded that our consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States.

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

Optomai, Inc. and M/A-COM Technology Solutions, Inc.

As previously disclosed by the Company, on April 25, 2011, we initiated a lawsuit in the Superior Court of Santa Clara County, California, against five former employees of GigOptix, including our former Vice President of Sales and two design engineers, who left in 2009 and 2010 to launch a competing company, Optomai, Inc. (“Optomai”), which was formed in October 2009 while four of the five were still employed by GigOptix.  At GigOptix, the former employees were responsible for the development and promotion of products for 40G and 100G fiber optic networks, among other GigOptix products. Only a few months after four of the five employees had left our company, in April 2010, their new company, Optomai, Inc., began marketing such products which we alleged were developed using GigOptix files which were copied.  On the day in April 2011 that GigOptix filed the lawsuit, M/A-COM Technology Solutions, Inc. (“MACOM”) announced that it had acquired Optomai and we subsequently added MACOM to the suit as a defendant. In January 2013, we dismissed from the lawsuit without prejudice two of the employees, and we maintained the claims against the former Vice President of Sales and two design engineers, as well as the two corporate defendants. In the civil court lawsuit, GigOptix sought damages and injunctive relief for misappropriation of confidential information and trade secrets and breach of the contractual and legal obligations to GigOptix of the former employees including while still employed by GigOptix.  On August 22, 2013 MACOM filed a lawsuit in the United States District Court for the Northern District of California against GigOptix alleging that GigOptix’ polymer technology is infringing on two patents in which MACOM claimed rights.  On September 13, 2013, GigOptix filed both an answer to the complaint for patent infringement filed against it by MACOM and counterclaims against MACOM with the United States District Court for the Northern District of California. GigOptix denied the allegations of MACOM and stated affirmative defenses, including for non-infringement, patent invalidity, laches and equitable estoppel. In addition, GigOptix filed counterclaims seeking a declaratory judgment in its favor of patent invalidity and non-infringement.

As disclosed by the Company in its Current Report on Form 8-K filed with the SEC on September 19, 2013, on September 17, 2013, GigOptix, Inc. and MACOM, Optomai, and the three former employees of GigOptix who founded Optomai, Vivek Rajgarhia, Vikas Manan and Stefano D’Agostino, as a result of a mediation, entered into a global confidential settlement of all pending lawsuits between them.  These included: (1) the state court case filed by GigOptix against Optomai, Inc., Vivek Rajgarhia, Vikas Manan, Stefano D’Agostino, and MACOM, in Santa Clara County, for alleged misappropriation of trade secrets and breach of contract, and (2) the federal court case filed by MACOM against GigOptix in the Northern District of California, for alleged patent infringement. The parties subsequently filed requests with the relevant courts to fully and finally dismiss both cases, with prejudice. Neither party admitted liability to the other, and each side was satisfied with the confidential settlement reached between the parties, which included the payment by MACOM, concurrently with the filing of the dismissals, of $7.25 million to GigOptix, which was received by the Company on September 24, 2013.

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

Historically, we have incurred net losses. For the nine months ended September 29, 2013 and the years ended December 31, 2012 and 2011, we incurred net losses of $424,000, $7.0 million, and $14.1 million, respectively, and cash provided by operations of $4.2 million and cash used in operations of $2.0 million, and $4.9 million, respectively. As of September 29, 2013, we had an accumulated deficit of $94.9 million. We expect development, sales and other operating expenses to increase in the future as we expand our business. If our revenue does not grow to offset these expected increased expenses, we may not be profitable. In fact, in future quarters we may not have any revenue growth and our revenues could decline. Furthermore, if our operating expenses exceed expectations, financial performance will be adversely affected and we may continue to incur significant losses in the future.

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

We have incurred net losses since inception. As of September 29, 2013, we had an accumulated deficit of $94.9 million. We have incurred significant losses since inception, attributable to our efforts to design and commercialize our products. We have managed our liquidity during this time through a series of cost reduction initiatives and through increasing our line of credit with our bank. We had $15.3 million in cash and cash equivalents as of September 29, 2013. However, while we have additional cash available, our ability to continue as a going concern may be dependent on many events outside of our direct control, including, among other things, obtaining additional financing either privately or through public markets, should this be necessary, and customers purchasing our products in substantially higher volumes.

We could suffer unrecoverable losses on accounts receivable from our customers, which would adversely affect our financial results.

Our operating cash flows are dependent on the continued collection of receivables. Our accounts receivable as of September 29, 2013 increased by $2.1 million or 41% compared to the balance at December 31, 2012.  We could suffer additional accounting losses as well as a reduction in liquidity if a customer is unable or refuses to pay. A significant increase in uncollectible accounts would have an adverse impact on our business, liquidity and financial results.

Our business is subject to foreign currency risk.

Sales to customers located outside North America comprised 70% and 73% of our revenue for the nine months ended September 29, 2013 and September 30, 2012, respectively. In addition, we have two subsidiaries overseas (Switzerland and Germany) that record their operating expenses in a foreign currency.  Since sales of our products have been denominated to date primarily in U.S. dollars, increases in the value of the U.S. dollar could increase the price of our products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales and profitability in that country. Future international activity may result in increased foreign currency denominated sales. Gains and losses on the conversion to U.S. dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in GigOptix’ results of operations. We currently do not have hedging or other programs in place to protect against adverse changes in the value of the U.S. dollar as compared to other currencies to minimize potential adverse effects.

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

For the nine months ended September 29, 2013, one customer accounted for 33% of total revenue. For the nine months ended September 30, 2012, two customers accounted for greater than 10% of total revenue and combined they accounted for 36% of total revenue, of which the largest accounted for 21% of total revenue.

Our data and information systems and network infrastructure may be subject to hacking or other cyber security threats.  If our security measures are breached and an unauthorized party obtains access to our customer data or our proprietary business information, our information systems may be perceived as being unsecure, which could harm our business and reputation, and our proprietary business information could be misappropriated which could have an adverse effect on our business and results of operations.

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

GIGOPTIX, INC.

Date: November 12, 2013	/S/ AVI S. KATZ
Dr. Avi S. Katz
Chief Executive Officer and Chairman of the Board

Date: November 12, 2013	/S/ CURT P. SACKS
Curt P. Sacks
Chief Financial Officer