Form 10-K
period 2013-12-31
GigOptix, Inc.
filed 2014-03-18
CIK 1432150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate value of the registrant’s common stock held by non-affiliates as of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $28.7 million.

The number of shares of common stock outstanding as of February 28, 2014, the most recent practicable date prior to the filing of this Annual Report on Form 10-K, was 32,178,795 shares.

  GIGOPTIX, INC.

ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2013

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

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “project,” “could,” “intend,” “target” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	we have a history of incurring losses;

•	our ability to remain competitive in the markets we serve;

•	the effects of future economic, business and market conditions;

•	consolidation in the industry we serve;

•	our ability to obtain additional funding in the future;

•	our ability to continue to develop, manufacture and market innovative products and services that meet customer requirements for performance and reliability;

•	our ability to establish and maintain effective internal controls over our financial reporting;

•	risks relating to the transaction of business internationally;

•	our failure to realize anticipated benefits from acquisitions or the possibility that such acquisitions could adversely affect us, and risks relating to the prospects for future acquisitions;

•	the loss of key employees and the ability to retain and attract key personnel, including technical and managerial personnel;

•	quarterly and annual fluctuations in results of operations;

•	investments in research and development;

•	protection and enforcement or our intellectual property rights and proprietary technologies;

•	costs associated with current and potential intellectual property infringement claims asserted by a third party against us or asserted by us against a third party;

•	our exposure to product liability claims resulting from the use of our products;

•	the loss of one or more of our significant customers, or the diminished demand for our products;

•	the loss of one or more of our critical vendors, particularly sole source suppliers of key components and wafers;

•	our dependence on contract manufacturing and outsourced supply chain, as well as the costs of materials;

•	our reliance on third parties to provide services for the operation of our business;

•	our ability to be successful in identifying, acquiring and consolidating new acquisitions;

•	our ability to successfully complete inception and funding of new joint ventures that we establish globally;

•	the effects of war, terrorism, natural disasters or other catastrophic events;

•	our success at managing the risks involved in the foregoing items; and

•	other risks and uncertainties, including those listed under the heading “Risk Factors” herein.

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

Overview

We are a leading fabless supplier of high speed semiconductor components that enable end-to-end information streaming over optical and wireless networks.  Our products address long haul and metro telecommunications applications as well as emerging high-growth opportunities for Cloud and datacenter connectivity, interactive applications for consumer electronics, high-speed optical and wireless networks, and the industrial, defense and avionics industries. The business is made up of two product lines:  our High-Speed Communication (HSC) product line and our Industrial product line.

Through our HSC product line we offer a broad portfolio of high performance optical and wireless components to telecommunications (telecom) and data communications (datacom) customers, including i) mixed signal radio frequency integrated circuits (RFIC), including 10 to 400 gigabit per second (Gbps) laser and optical drivers and trans-impedance amplifiers (TIA) for telecom, datacom, and consumer electronic fiber-optic applications; ii) power amplifiers and transceivers for microwave and millimeter monolithic microwave integrated circuit (MMIC) wireless applications including 71to 76 Ghz and 81to 83 Ghz power amplifiers and transceiver chips; and iii) integrated systems in a package (SIP) solutions for both fiber-optic and wireless applications.  The HSC product line also partners with key customers on development projects that generate engineering project revenue and help to position us for future product revenues with these key customers.

Through our Industrial product line, we offer a wide range of digital and mixed-signal application specific integrated circuit (ASIC) solutions for industrial, military, avionics, medical and communications markets.  The Industrial product line partners with ASIC customers on development projects that generate engineering project revenue and which generally lead to future product revenues with these ASIC customers.

We focus on the specification, design, development and sale of analog semiconductor integrated circuits (ICs), multi-chip module (MCM) solutions, and digital and mixed signal ASICs, as well as wireless communications MMICs and modules. We believe we are an industry leader in the fast growing market for electronic solutions that enable high-bandwidth optical connections found in telecom, datacom and storage systems, and, increasingly, in consumer electronics and computing systems.

Since inception, we have expanded our customer base with the acquisition and integration of five businesses with complementary products and customers. In so doing, we have expanded our product line from a few leading 10Gbps ultra-long haul optical drivers at our inception in July 2007 to a line of products today that include: drivers, receivers and TIAs for 10 to 400Gbps optical applications; power amplifiers; and custom ASICs spanning 0.6um to 65nm technology nodes. Our direct sales force is based in three countries and is supported by a significant number of channel representatives and distributors that sell our products throughout North America, Europe, Japan and Asia.

Industry Background

HSC Product Line

Over the past several years, communications networks have undergone significant challenges as network operators have been pursuing more profitable service offerings while reducing operating costs. The growing demand for bandwidth due to the explosion of data, voice and video across networks by enterprises and consumers has driven service providers to continuously add higher speed access through Wi-Fi, 4G long term evolution (LTE), digital subscriber line (DSL), cable and fiber to the destination  (FTTx), as well as converging their separate voice and data networks into a single IP-based high capacity integrated network to more easily manage and provision these services. High bandwidth applications such as content downloading, video streaming, social networks, on-line gaming, cloud services and internet protocol television (IPTV) are challenging network service providers to supply increasing bandwidth to their customers and results in increased network utilization across the entire core and edge of wire-line, wireless and cable networks. Additionally, enterprises and institutions are managing their rapidly escalating demand for data and bandwidth and are upgrading and deploying higher speed local, storage and wide area networks (LANs, SANs and WANs, respectively). U.S. Defense and Homeland Security efforts also add to the demand for bandwidth, as vast amounts of data are generated through sophisticated surveillance and defense network applications that are transferred via a myriad of terrestrial and satellite communications channels. The U.S. government and its contractors are incorporating optical and high frequency wireless and satellite communications technologies into their systems and infrastructure to address these challenges.

Optical and wireless networking technologies support higher speeds and added features, and offer greater interoperability to accommodate higher bandwidth requirements at lower cost. Leading network systems vendors are producing optical systems for carriers increasingly based on 100Gbps and 400Gbps speeds including multi-service switches, dense wave division multiplexing (DWDM) transport terminals, access multiplexers, routers, Ethernet switches and other networking systems. Moreover, these network system vendors now also offer wireless communications systems to address mobile access and backhaul demands with increased bandwidths capable of more than 1Gbps. Mirroring the convergence of telecom and datacom networks, these systems vendors are increasingly addressing both telecom and datacom applications and are also looking to integrate their network equipment offerings into a single product. Faced with the technological and cost challenges of building fully integrated systems that can handle data, voice and video, original equipment manufacturers (OEMs) are re-focusing on core competencies of software and systems integration, and relying on outside module and component suppliers for the design, development and supply of critical electro–optic and wireless products that perform the critical transmit and receive functions.  In addition, the carriers are increasing their demand from the OEMs to also provide systems that enable the streaming of high speed information through their entire network which includes both optical and wireless equipment.

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

HSC Product Line

The performance requirements of communications applications and the technical challenges associated with the datacom and telecom markets present difficult obstacles to service providers and equipment designers that serve those markets. The core challenges of processing and transmitting high quality broadband streams include:

•	Performance: Network system manufacturers require faster, higher performance components and systems due to the increasing demands for more bandwidth by network operators. These devices need to interoperate seamlessly with the other components that perform transmit and receive functions while running in some cases at extreme temperatures in a wide variety of operating environments.

•	Power consumption: The increase in transmission speeds inherently leads to higher power consumption by the electronic components being used. This in turn results in thermal management challenges due to greater densities being demanded by customers. For instance, in datacenters, there is a significant investment required to cool the facility.

•	Size: Customers need to maximize the utilization of their central office space, tower space and rack size and therefore demand small solution footprints to maximize port density. The optical industry has responded by migrating from large line-cards to smaller transponders and pluggable transceivers resulting in significant reduction in size for communications components since 1999. This in turn puts severe size constraints on electronic, optical and radio frequency (RF) component suppliers to maintain the pace of size reduction roadmaps without compromising on performance. Similarly, the cellular backhaul segment has migrated from split mount systems to full outdoor units to minimize the equipment footprint at a cell site.

•	Cost: There are significant price pressures within the communications markets to reduce component and system costs. End users continually demand more bandwidth and features yet expect to pay similar prices for this increased data usage. To support this, the market is driven to increase the efficiency of network operators’ capital investments to provide for exponentially increasing bandwidths with linearly increasing user revenues.

•	Complexity: Communications bandwidth increases are no longer being derived solely by driving the physical channel faster, due to the inherent physical limitations of the media. Recent bandwidth gains in both the optical and wireless markets the result of utilizing complex signaling algorithms that encode more information per signal transition. This increasing technological complexity within communications systems and components, coupled with the growing pace of innovation and required cost reductions, have led customers to concentrate their supply chain on a smaller number of module and component suppliers on whom they can rely to invest in new innovative products and provide them with more comprehensive product portfolios, deeper product expertise and the ability to support future roadmaps.

•	Manufacturing: The optical and millimeter wave wireless industries predominantly utilize discrete components in their systems. Many of these components are manufactured by different vendors and these discrete solutions lead to manufacturing inefficiencies and yield reductions. Integration has been a key enabler in the historical success of the silicon IC technology to reduce complexity and cost, improve system performance, reduce overall size and cost by increasing the functionality that can be implemented on one device and thereby decreasing the component count.

•	Interoperability: In order to enable the ever increasing demands of power consumption reduction, size reduction and cost reduction, optical and wireless transceivers need to be designed with a higher level of device integration.

Industrial Product Line

The demands of lower volume custom ASIC customers present a unique set of requirements to the supplier of the ASIC and the associated design services. We believe the key requirements for a successful design and supply of lower volume custom ASICs include:

•	Experience: The demands of a custom ASIC design require a dedicated and experienced design team with the ability to execute on designs ranging from simple to complex, while assisting the customer with design assessment, product review and recommendations on the best solution.

•	Access to IP portfolios and design libraries: With requirements ranging from industrial, to military and avionics, to medical, to communications, customers require a design team to have access to large design libraries over several families pre-validated IP portfolios with many IP cores while utilizing industry standard design tools.

•	Speed of Design: Given the time to market constraints of certain customers and the impending end-of-life of parts for other customers, speed is a critical demand for customers that require custom ASIC chips. These customers generally require a fast turn-around time with competitive non-recurring engineering (NRE) charges. The speed and price demands require an efficient design team with a strong record of first-pass silicon success.

Our Solutions

HSC Product Line

We offer a comprehensive portfolio of 10 to 400Gbps electro-optical products as we gear up toward the future generation of those products at even higher speeds of 1 terabit per second (Tbps). We provide bundled solutions that combine multiple chips and drivers. We also offer a comprehensive portfolio of MMIC products to support E-band wireless communications and defense markets. We combine high performance analog and mixed signal design skills, with experience in integrated systems, interoperability, power management and size optimization. We believe customers choose to work with us for several reasons including:

Superior Performance: We believe that our performance advantage is derived from industry leading MMICs, Multi-Chip-Modules (MCMs), drivers, amplifiers and design capabilities. Our technology expertise allows us to design products that often exceed the current performance, power, size, temperature and reliability requirements of our customers.

Broad Product Line: We have a comprehensive portfolio of products for telecom, datacom, consumer electronics high speed links and interactive interfaces, defense and industrial applications designed for optical speeds from 3Gbps to over 400Gbps and for wireless frequencies up to 86GHz. Our products support a wide range of data rates, protocols, transmission distances and industry standards. This wide product offering allows us to serve as a “one-stop shop” to our customers in offering a comprehensive product arsenal, as well as allowing us to reduce costs as we leverage existing design building-blocks into new applications. Our portfolio comprises a wide family of products and includes the following:

•	Telecom laser drivers for 10Gbps, 40Gbps, 100Gbps and 400Gbps applications;

•	Telecom receiver amplifiers or trans-impedance amplifiers (TIAs) for 10Gbps, 40Gbps, 100Gbps and 400Gbps applications;

•	Datacom vertical-cavity surface-emitting laser (VCSEL) driver & receiver chipsets for 14 and 12 channel parallel optics applications from 3Gbps to 28Gbps/channel;

•	Wideband RF MMIC amplifiers with flat gain response;

•	High Frequency RF MMIC Power Amplifiers with high gain and output power.

Power Consumption and Size Reduction: Our designs and enabling technologies utilize efficient circuit techniques and material technology to reduce energy usage without compromising performance.  Our designs also typically have smaller footprints than competing designs enabling an overall smaller transponder design.

Cost Reduction: We are a material-agnostic fabless design-house and are skilled in designing and utilizing a number of packaging and semiconductor process technologies such as indium phosphide, gallium arsenide, silicon germanium and complementary metal-oxide semiconductor (CMOS) silicon. This portfolio of enabling technologies provides the flexibility to optimize the cost/performance of our products to meet the challenge at hand and to provide the best of breed solutions to meet our customers’ needs. This coupled with the ability to integrate more complex logic functions into the TIA designs offer compelling value to our customers. By providing a broad portfolio of products to our customers we are able to achieve production efficiencies and thus offer attractive pricing.

Partnership: Through a deep understanding both of the system level challenges faced by our customers developing devices, MCMs, and optical transponders and wireless transceivers and of the capabilities of our technology, we are able to suggest and implement new system partitioning concepts to provide innovative new products that provide enhanced features and functionality, ease manufacturing, increase yields and reduce power and cost.

Technology Leadership and Innovation: Our products are built on a foundation of semiconductor technologies supported by over 20 years of innovation and research and development experience that has resulted in more than 100 patents awarded and patent applications pending worldwide. Our technology innovation extends from the design of ultra-high speed semiconductor integrated circuits, monolithic microwave integrated circuit design, multi-chip modules, and optical device design. These areas of competence include signal integrity, thermal modeling, power consumption and integration of multiple ICs into sub-system multi-chip module components. Our many years of experience allow us to design high-performance solutions. For these reasons, we were selected as a partner for many Tier-1 customers in Japan, USA and Europe.  For example, we were a partner with an equipment global lead supplier to develop 100Gbps Coherent drivers for the first commercially available 100Gbps system that was launched in 2010. Our high performance wideband amplifiers are utilized in a number of mission critical military applications. We conduct our development both independently and in close partnership cooperation with lead “lighthouse” customers.

Horizontal Business Model: We deploy a fabless semiconductor device horizontal business model as opposed to a vertical integration model since it is our mission to serve a broad customer base in the optical and wireless communications and defense markets with the best in class semiconductor components. We believe this will be driven by the system vendor end customers’ desire for continuous price reduction with increasing volumes and will be enabled by the growth of capable component suppliers such as GigOptix as well as the availability of high quality electronics contract manufacturers (ECMs). We cultivate a “Virtual Vertical Integrated” (VVITM) model, which is based on strong relationships with our customers, ECMs and other component vendors in the supply chain with aligned objectives.  We enable flattening and simplifying the supply chain for faster, more cost-efficient and more effective development and delivery of products to the marketplace which results in more attractive prices.

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

Broad Product Line: We have access to a comprehensive library of pre-validated IP portfolios, expertise with FPGA conversions that allow us to offer a wide array of ASIC solutions including:

•	Structured ASIC;

•	Custom Structured ASIC;

•	Optical ASIC;

•	Mixed Signal ASIC; and

•	Standard Cell ASIC.

Growth Strategy

Our objective is to be the leading provider of high performance electronic and electro-optic components for the optically and wirelessly connected digital world thus enabling the end to end high speed information streaming on the network through telecom, datacom and consumer-electronic infrastructure, growing through both organic and strategic means. Elements of our strategy include the following:

Focus on High Growth Market Opportunities. We will continue to focus our product development resources on high growth market segments both within the markets we currently serve as well as in new markets that utilize our core technologies. We will continue to invest substantially in high performance products for 100Gbps, 400Gbps and beyond optical communications applications. We will leverage our extensive knowledge in fiber-optics telecom and datacom communications systems to develop lead devices for high speed links for various emerging consumer electronic applications, such as optical connections, natural interfaces and 3D cameras. We will also focus on emerging high speed wireless point-to-point E-band communications enabled by our millimeter 71GHz to 86GHz MMIC solutions. We believe that high growth opportunities exist even within more established communications segments by virtue of introducing innovative device and system architectures as well as business models to disrupt the established players and value chain relationships. Outside of telecom and datacom, we are able to leverage the same designs re-characterized for RF systems for use in defense applications such as phased array radar and super-computers and in certain emerging areas of the consumer electronics market.

Grow Our Customer Base. We intend to continue to broaden our strategic relationship with certain key customers by maximizing design wins across their product lines. We intend to continue to leverage the approved vendor status we have with these key customers to qualify our products into additional optical and wireless systems, a process that is accelerated when we have already been qualified in a customer’s systems. We intend to add to our number of strategic relationships by selectively targeting certain customers with whom we are not yet a strategic vendor. We will expand our development efforts with these customers through initiatives including providing specialized sales and support resources, holding technology forums to align our product development effort with the customers’ needs and implementing custom manufacturing linkages.

Engage Customers Early in their Product Planning Cycle. By engaging our customers early in their system design process, we gain critical information regarding their system requirements and objectives that influence our component design. Our sales force, product marketing teams and development engineers engage regularly with our customers to understand their product development plans. Likewise, our early involvement in their system development processes also enables us to influence standards and introduce differentiated products early to market. Moreover, we believe that this interaction between ourselves and our customers provides us a competitive advantage, valuable insight and a close customer relationship that grows over each generation of products introduced by our customers and allow us to enhance and constantly improve our support and service to those customers.

Partner for Innovation. Over the past few years, we have successfully partnered with lead “Lighthouse” customers and contract manufacturers on research and development efforts for our electronic components. We see this as a core element of our strategy both to support the investment required to maintain our innovation as well as aligning our research and development with the future needs of industry and defense markets. In order to maintain our position at the forefront of next generation optical modules and components, we intend to continue these relationships.  We have aligned with leading commercial customers on the development of products required in the one to two year time horizon, often sharing the investment. We believe that this gives us the assurance of alignment to the market needs when considering the sometimes significant investment in a new development.

Strategic Acquisitions and Joint Ventures. To augment our organic growth strategy, we actively pursue acquisitions that provide an efficient alternative to in-house development of technology, products or revenue. The synergies we search for include efficient extension of our product offering to strengthen our market position, enhance our technology base, increase our revenue base, and expand our customer base in selected markets to provide cross selling opportunities or to enhance our geographic or market segment presence. We continuously evaluate potential acquisitions against the above criteria. Our process aims to conduct a swift integration to quickly eliminate duplicate and redundant costs thus providing accretive performance.  Where we deem appropriate for facilitating strategic growth, we will also look at entering into joint ventures or strategic licensing or collaborative arrangements as a means of gaining access to and advancing developing technology and products.

Technology and Research and Development

We utilize proprietary technology at many levels within our product development, ranging from the basic materials research to sophisticated design concepts, integration and optimization techniques. In addition, we have a proven record of successfully productizing this research and bringing it to market in a swift and seamless manner. Our technology is protected by our patent portfolio and trade secrets developed in deployments with our extensive customer base. Our leading technologies include ultra-broadband MMIC design, MCM design, innovative ultra-low power laser driver and receiver IC design in silicon germanium, high speed analog and RF IC design, mixed signal IC design, and Structured and Hybrid ASIC infrastructure.  In particular, the following technology is central to our business:

High Speed Analog Semiconductor Design & Development. One of our core competences is circuit design for optimal signal integrity performance in high power applications. We use a variety of semiconductor processes to implement our designs including III-V processes such as indium phosphide (InP) and gallium arsenide (GaAs) for higher power applications such as long reach telecom transponders, as well as silicon processes such as silicon-germanium (SiGe) for low power consumption parallel optics such as for active-optical-cables (AOCs) for datacom datacenter connectivity as well as consumer electronics high speed links.

Our research and development plans are driven by customer and partner input obtained by our sales and marketing teams, through our participation in various standards bodies, and by our long-term technology and product strategies. We review research and development priorities on a regular basis and advise key customers of our progress to achieve better alignment in our product and technology planning. For new components, research and development is conducted in close collaboration with our contract manufacturing partners to shorten the time to market and optimize the manufacturability of the products.

Products

Our business is made up of two product lines: our HSC products and our Industrial products. Through our product lines, we offer a broad array of solutions over a number of industries.  Through our HSC product line we design and market products that amplify electrical signals during both the transmission (amplifiers and optical drivers) and reception (TIAs) of optical signals in the transmission of data. We have a comprehensive product portfolio for these markets, particularly at data rates that exceed 40Gbps. The primary target market and application for our products include optical interface modules such as line-cards, transponders and transceivers within telecom and datacom switches and routers, high speed wireless point-to-point millimeter wave systems and defense systems. Our products are critical blocks used in telecom and datacom optical communications networks.  For telecom, these networks range from long haul to metro systems and for datacom, from access to data links to the consumers, where the conversion of data from the electrical domain to the optical domain occurs. Our optical drivers amplify the input digital data stream that is used to directly modulate the laser or to drive an external modulator that acts as a precise shutter to switch on and off the light that creates the optical data stream. At the other end of the optical fiber, our sensitive receiver TIAs detect and amplify the small currents generated by photo-diodes converting the received light into an electrical current. The TIAs amplify the small current signals into a larger voltage signal that can be read by the electronics and processors in the network servers. We supply an optimized component for each type of laser and photo-diode depending upon the speed, reach and required cost. Generally, the shorter the reach is, the higher the volume, the less demanding the product specifications and the greater the pressure to reduce costs. We implement our products in a number of process technologies and have been at the forefront of extracting optimal performance from each technology to be able to address each market segment’s individual requirements in a cost effective manner. Our microwave and millimeter wave amplifiers amplify small signal radio signals into more powerful signals that can be transmitted over long distances to establish high throughput data connections or enable radar based applications.   In some instances, we provide NRE design services for certain custom designs of our high-speed communications components in order to enhance our commercial partnership with these customers. The NRE work is included in development fees and other revenue.

Through our Industrial product line, we offer complex ASIC solutions and design work that are used in a number of applications such as defense and test and measurement applications to enable the high speed processing of complex signals.

Our product portfolio is designed to cover the broad range of solutions needed in these different areas and includes the product lines described below from what, beginning in 2014, are four product groups that are included in our two product lines:

HSC Product Line

GX Series - The GigOptix GX Series of products services both the telecom and datacom markets with a broad portfolio of drivers and TIAs that address 10 Gbps, 40Gbps, 100Gbps and 400Gbps speeds over distances that range from 100 to 10,000 kilometers. The GX Series devices are used in DWDM, SONET/SDH components and those based upon the OIF standards.

HX Series - The GigOptix HX Series of products service the high performance computing (HPC), datacom and consumer markets with a portfolio of parallel VCSEL drivers and TIAs that address 3Gbps, 5Gbps,10Gbps, 14Gbps, 16Gbps and 28Gbps channel speeds over a few centimeters to 300 kilometer distances in 4 and 12 channel configurations. The HX Series devices are used in proprietary HPC formats, FibreChannel, Infiniband, Ethernet and optical HDMI components.

EX Series - The GigOptix EX Series of products comprise a variety of high performance products that were developed, acquired or licensed over the last few years.  We focus these products on the high frequency E-Band point-to-point backhaul wireless infrastructure.  They address the defense and instrumentation markets where we differentiate ourselves by providing high power, high frequency amplifiers and high gain, broadband devices that exhibit minimal ripple across the frequency spectrum of the device to ensure optimum performance. Moreover, most of our devices have only a single rail supply which both simplifies the board design and improves reliability of the system.

On February 10, 2014, we entered into a Joint Venture and Quotaholders Agreement (the Joint Venture Agreement) with Fundação CPqD – Centro De Pesquisa e Desenvolvimento em Telecomunicações (CPqD), a foundation duly organized and existing under the laws of Brazil and based in Campinas, Brazil, and BrPhotonics Produtos Optoeletrônicos LTDA. (BrP), a business limited liability company organized in Brazil, pertaining to the inception of BrP as a newly established joint venture company headquartered in Campinas, Brazil which will be a provider of advanced high-speed devices for optical communications and integrated transceiver components that enable information streaming over communications networks. Under the terms of the Joint Venture Agreement, and pursuant to the terms of the Articles of Association of BrP, which have been simultaneously amended with the entry into the Joint Venture Agreement, the Company owns 49% of the quotas of the capital in BrP. CPqD owns the remaining 51% of the quotas of the capital of BrP.  The Joint Venture Agreement will enter into force and take effect as to CPqD only after its terms and conditions are approved by CPqD’s Oversight Board and the release of proceeds from a loan requested by CPqD before FINEP – Agência Brasileira da Inovação to support the establishment of BrP and the development of its corporate purpose and activities, and shall have a term of thirty years which automatically renews for a period of twenty years unless we or CPqD delivers written notice to the other at least fifteen months, and no later than twelve months, prior to the expiration of the thirty year term that it wishes to terminate the Joint Venture Agreement.

In connection with the inception of BrP, we and CPqD will transfer into BrP each of our respective knowledge-base and intellectual property of current existing technologies, and will jointly work through the partnership to enhance, develop, and commercialize advanced products based on these technologies. As a result, CPqD will transfer to BrP its Silicon Photonics (SiPh) technology, optical packaging expertise and design and testing capabilities. In addition, CPqD will provide space for the BrP corporate headquarters and the funding for the BrP operations.  Similarly, we will transfer to Brazil our Thin Film Polymer on Silicon (TFPSTM) technology, inventory related to the TFPSTM platform, as well as the complete production line equipment currently residing at our Bothell, Washington facility.

This arrangement will transfer the TFPSTM technology, and we will no longer have what was our LX Series product group. This series of products service 10 to 100Gbps telecom market for high performance Mach-Zehnder modulators, and are based on the proprietary TFPSTM EO material technology. The technology provides what we believe are significant advantages over competing technologies such as indium phosphide (InP) and lithium niobate (LiNbO3) in areas such as bandwidth, size and power consumption. The roadmap of BrP is expected to include a 100G DP-QPSK TOSA and ROSA for CFP2 form factor reference platforms with the integration of a TFPSTM modulator. Future products of BrP are expected to include the development of a next generation 100Gbps to 1Tbps TOSA and ROSA for CFP4 form factor reference platforms utilizing silicon photonics components. It is expected that BrP’s products will utilize both TFPS and silicon photonics technologies in combination to advance 100Gbps to 1Tbps fiber-optics long haul, metro links and cloud connectivity. BrP’s unique portfolio of small form factor components are expected to address and enable CFP2 and CFP4 applications by enabling greater network capacity through superior linearization, multi-level modulation, and other advanced techniques, and provide those reference platforms to its customers using the BrP components.

Industrial Product Line

CX Series - The GigOptix CX Series of products offer a broad portfolio of distinct paths to digital and analog mixed signal ASICs with the capability of supporting designs of up to 10M gates and more in technologies ranging from 0.6µ through 65nm. The CX Series uses our proprietary technology in Structured and Custom Structured ASICs to enable a generic ASIC solution that can be customized for a customer using only a few metal mask layers. This ensures fast turn-around times with significant cost advantages for customers over both FPGA and dedicated ASIC implementations. The CX Series also offers value-added ASIC services including integrating proven digital and mixed signal IP into designs and taking customers designs’ from register transfer level (RTL) or gate-level net list definitions to volume production with major third party foundries. The CX Series has a significant customer base in the industrial, military and avionics, medical and communications markets.

Customers

We have a global customer base in the telecom, datacom, consumer electronics, defense and industrial electronics markets. Our customers include many of the leading network system vendors worldwide.  During 2013, we sold to major customers including Alcatel-Lucent and other “Tier-One” equipment vendors in the United States, Europe and Asia, as well as leading industrial, aerospace and defense companies. The number of leading network systems vendors which supply the global telecom and datacom market is concentrated, and so, in turn, is our customer base.  Our customers in the industrial and commercial markets consist of a broader range of companies that design and manufacture electro-optics and high speed information management products. These include medical, industrial, test and measurement, scientific systems, printing engines for high-speed laser printers and defense and aerospace applications.

In fiscal year 2013, one customer, Alcatel-Lucent accounted for 33% of our total revenues. In fiscal year 2012, two customers, Alcatel-Lucent and National Instruments Hungary KFT, accounted for 22% and 12%, respectively, of our total revenues. During fiscal year 2013 and 2012, no other customer accounted for more than 10% of our total revenues.

Of our total revenues in 2013, 43%, 27% and 27% were generated by customers located in Europe, North America and Asia, respectively, compared with 42%, 31% and 26%, respectively, for the year ended December 31, 2012. For the year ended December 31, 2013, 86% of our revenue was contributed by product revenue and 14% of our revenue was contributed by development fees and other revenue. For the year ended December 31, 2012, 91% of our revenue was contributed by product revenue and 9% of our revenue was contributed by development fees and other revenue.

Manufacturing

During 2011, we received an ISO 9002 certification and have maintained it seamlessly since. Our foundry and contract manufacturing partners are located in China, Japan, the Philippines, Taiwan, Thailand, and the United States. Certain of our contract manufacturing partners that assemble or produce are strategically located close to our customers’ contract manufacturing facilities to shorten lead times and enhance flexibility.

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

For our less complex packaged chips and bare die products, we typically move new product designs directly to contract manufacturing partners. These products fit easily into a standard fabless semiconductor production flow and ramp up to greater volumes in mass production.

Sales, Marketing and Technical Support

HSC Product Line

In the communications market, we primarily sell our products through our direct sales force supported by a network of manufacturer representatives and distributors. Our sales force works closely with our engineers, product marketing and sales operations teams in an integrated approach to address a customer’s current and future needs. We assign account managers for each strategic customer account to provide a clear interface for our customers. The support provided by our engineers is critical in the product qualification stage. Optical transceiver modules and point-to-point (PtP) microwave and millimeter wireless backhaul transceivers are complex products that are subject to rigorous qualification procedures of both the product and the supplier and these procedures differ from customer to customer. Also, many customers have custom requirements in order to differentiate their products and meet design constraints. Our sales, product marketing and general management personnel interface with our customers’ product development staff to address customization requests, collect market intelligence to define future product development, and represent us in pertinent standards bodies.

For our key customers, we hold periodic technology forums for their product development teams to interact directly with our research and development teams. These forums provide us insight into our customers’ longer term needs while helping our customers to adjust their plans to the product advances we can deliver. Also, our customers are increasingly utilizing contract manufacturers while retaining design and key component qualification activities. As this trend matures, we continually upgrade our sales operations and manufacturing support to maximize our efficiency, flexibility and coordination with our customers.

Industrial Product Line

In the industrial market, we sell directly to key customers and also sell through a network of manufacturing representatives and distributors to address the broad range of applications and industries in which our products are used. The sales effort is managed by an internal sales team and supported by engineers and our general management and marketing team. Through our customer interactions, we believe that we continually increase our knowledge of each application’s requirements and utilize this information to improve our sales effectiveness and guide product development.

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

Competition

The market for high speed semiconductor and electro-optic devices is characterized by price competition, rapid technological change, short product life cycles, and global competition. While no one company competes against us in all of our product areas, or offers the breadth of our product portfolio, our competitors range from large, international companies offering a wide range of products to smaller companies specializing in narrow markets. Due to the increasing demands for high-speed, high-frequency components, we expect competition to increase the entry of new competitors into our target markets from existing semiconductor suppliers and from the internal operations of some companies producing products similar to ours for their own requirements.

We believe the principal competitive factors impacting all of our products are:

•	product performance including size, speed, functionality, operating temperature range, power consumption and reliability;

•	price to performance characteristics;

•	delivery performance and lead times;

•	time to market;

•	breadth of product solutions;

•	strong customer relationships;

•	sales, technical and post-sales service and support;

•	technical partnership in the early stage of product development;

•	sales channels;

•	ability to drive standards and comply with new industry MSAs and other standards; and

•	ability to partner with emerging companies to provide differentiating innovative solutions.

HSC Product Line

GX Products - In the telecom and datacom segments, we compete with TriQuint, InPhi, Semtech, Centellax, Vitesse and M/A-Com. We compete with TriQuint predominantly in the 10Gbps, 40Gbps and 100Gbps Mach Zehnder driver space; Oki, Semtech and Vitesse predominantly in the 10Gbps EML driver space; InPhi predominately in the TIA spaces and the 40Gbps driver space; Semtech predominately in the datacom space; Vitesse in the 10Gbps TIA receiver space, and M/A-Com predominately in the telecom drivers and TIA space.

HX Products - In the market for physical medium dependent (PMD) ICs we compete with Avago, Finisar, Tyco Electronics (formerly Zarlink) and Mellanox via their acquisition of IPtronics. Avago, Finisar and Tyco Electronics are vertically integrated transceiver module manufacturers with in-house PMD IC design capability.

EX Products - Our MMICs compete in the microwave and millimeter wave radio markets, an industry that is intensely competitive. We compete with Hittite and Sumitomo that supply E-Band millimeter wave amplifiers. Our wideband amplifiers and limiters offer high performance with gain flatness and low noise figures. We compete with TriQuint, Hittite, RFMD, Northrop Grumman (for internal use) and M/A-Com in this product area.  TriQuint and RFMD recently merged.

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

As of December 31, 2013, we and our subsidiaries have been issued 113 patents and have 13 patent applications pending. Patents have been issued in various countries with the main concentration in the United States. Our patent portfolio covers a broad range of intellectual property including semiconductor design and manufacturing, device packaging, module design and manufacturing and electrical circuit design. We follow well-established procedures for patenting intellectual property. The portfolio also represents a balanced compilation of intellectual property that has been filed by the various companies we have acquired, and hence protects all of our product lines. As of December 31, 2013, we also licensed patented technology from IBM, Northrop Grumman Corporation and the University of Washington. Many of the pending and issued U.S. patents have one or more corresponding international or foreign patents or applications.  Our existing significant U.S. patents will expire between August 2021 and November 2028.

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

We have patents and patents pending covering technologies relating to:

High-Speed Integrated Circuits

•	circuit topology to achieve ultra-large frequency bandwidth;

•	efficient voltage control circuitry for broadband high voltage drivers; and

•	control circuitry to stabilize over temperature gain control functionality.

RF Millimeter wave circuits

•	waveguide transitions;

•	component interconnect; and

•	impedance compensating circuits.

RF Communications systems

•	impedance compensating circuits;

•	sectorized communications systems;

•	sectorized multi-function communications systems; and

•	wireless point to multi-point communications systems.

ASICs

•	wireless point to multi-point communications;

•	customizable integrated circuit devices;

•	single metal programmability in a customizable integrated circuit device;

•	configurable cell for customizable logic array device;

•	in-circuit device, system and method to parallelize design and verification; and

•	method of developing application specific integrated circuit devices.

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

Finally, as described in the Current Report on Form 8-K filed with the SEC on February 11, 2014, we are contributing to BrP all of our TFPS™ technology.  This includes the following technologies covered by our patents and patents pending:

Polymers

•	optical polymers’ design and synthesis;

•	production of polymers in commercial quantities;

•	materials characterization and testing methods; and

•	devices, designs and processes relating to polymers.

Integration for Small Form Factor Transponders

•	monolithically integrated TFPS modulator chips with tunable lasers and drivers.

Employees

As of December 31, 2013, we had 76 full-time employees, including 33 engineers, electrical and chemical; 26 employees in manufacturing, operations, and quality, 9 employees in global sales and marketing and 8 employees in general and administrative. In addition, we utilize the service of a number of contractors.

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

Sales of our products and services internationally may be subject to the policies and approval of the U.S. Department of State and Department of Commerce. Any international sales may also be subject to United States and foreign government regulations and procurement policies, including regulations relating to import-export control such as ITAR, investments, exchange controls and repatriation of earnings.

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

The information we post through these social media channels may be deemed material. Accordingly, investors should monitor these accounts, in addition to following our press releases, SEC filings and public conference calls and webcasts. This list may be updated from time to time. The information we post through these channels is not a part of this Annual Report on Form 10-K.  Further, the references to the URLs for these websites are intended to be inactive textual references only.

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

Historically, we have incurred net losses. For the years ended December 31, 2013 and 2012, we incurred net losses of $1.9 million and $7.0 million, respectively, and cash inflows from operations of $3.3 million and outflows from operations of $2.0 million, respectively. As of December 31, 2013 and 2012, we had an accumulated deficit of $96.4 million and $94.5 million, respectively. We expect development, sales and other operating expenses to increase in the future as we expand our business. If our revenue does not grow to offset these current expenses, we may not be profitable. In fact, in future quarters we may not have any revenue growth and our revenues could decline. Furthermore, if our operating expenses exceed expectations, financial performance will be adversely affected and we may continue to incur significant losses in the future.

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

Although we believe we currently compete favorably with our competitors, we cannot be certain that we will be able to compete successfully against either current or new competitors in the future.  Our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets and internal engineering groups within device manufacturers, some of which may be our customers.  Some of our competitors which are large public companies have longer operating histories and greater financial, technical, marketing resources than we have.  Our primary competitors include TriQuint, Vitesse, Oki, Inphi, M/A-Com, Semtech, Centellax, Avago, Finisar, Tyco Electronics (formerly Zarlink) and Mellanox. We expect competition in the markets in which we participate to increase in the future as existing competitors improve or expand their product offerings. In addition, we believe that a number of other public and private companies are in the process of developing competing products for digital television and other broadband communications applications. Because our products often are “building block” semiconductors which provide functions that in some cases can be integrated into more complex integrated circuits, we also face competition from manufacturers of integrated circuits, some of which may be existing customers that develop their own integrated circuit products.

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

A relatively small number of customers account for a significant portion of our revenue in any particular period. One or more of our key customers may discontinue operations as a result of consolidation, liquidation or otherwise, or reduce significantly its business with us due to the current economic conditions or their current situation. Reductions, delays and cancellation of orders from our key customers or the loss of one or more key customers could significantly reduce our revenue and profits. There is no assurance that our current customers will continue to place orders with us, that orders by existing customers will continue at current or historical levels or that we will be able to obtain orders from new customers.

In fiscal year 2013, one customer, Alcatel-Lucent accounted for 33% of our total revenues. In fiscal year 2012, two customers, Alcatel-Lucent and National Instruments Hungary KFT accounted for 22% and 12%, respectively, of our total revenues. During fiscal year 2013 and 2012, no other customer accounted for more than 10% of our total revenues.

Average selling prices of our products could decrease rapidly, which could have a material adverse effect on our revenue and gross margins.

We may experience substantial period-to-period fluctuations in future operating results due to the erosion of our average selling prices. From time to time, we have reduced the average unit price of our products in anticipation of competitive pricing pressures, new product introductions by us or our competitors and for other reasons. We expect that we will have to do so again in the future. If we are unable to offset any reductions in our average selling prices by increasing our sales volumes or introducing new products with higher operating margins, our revenue and gross margins will suffer. To maintain our gross margins, we must develop and introduce new products and product enhancements on a timely basis and continually reduce our and our customers’ costs. Failure to do so could cause our revenue and gross margins to decline.

We could suffer unrecoverable losses on our customers’ accounts receivable, which would adversely affect our financial results.

Our operating cash flows are dependent on the continued collection of receivables. Although our accounts receivable as of December 31, 2013 decreased by $35,000 or 1% compared to the balance as of December 31, 2012 and we have not had significant uncollectable accounts, we could suffer additional accounting losses as well as a reduction in liquidity if a customer is unable or refuses to pay. A significant increase in uncollectible accounts would have an adverse impact on our business, liquidity and financial results.

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

Sales to customers located outside of the United States comprised 76% and 72% of GigOptix’s revenue for the years ended December 31, 2013 and 2012, respectively. In addition, we have two subsidiaries overseas (Switzerland and Germany) that record their operating expenses in a foreign currency.  Since sales of our products have been denominated to date primarily in U.S. dollars, increases in the value of the U.S. dollar could increase the price of our products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales. Future international activity may result in increased foreign currency denominated sales. Gains and losses on the conversion to U.S. dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in GigOptix’ results of operations. We currently do not have hedging or other programs in place to protect against adverse changes in the value of the U.S. dollar as compared to other currencies to minimize potential adverse effects.

We rely on a limited number of third parties to manufacture, assemble and test our products, and the failure to manage our relationships with our third-party contractors successfully could adversely affect our ability to market and sell our products.

In addition to our in-house manufacturing facilities, we operate an outsourced manufacturing business model that utilizes third-party foundry, assembly and test capabilities. As a result, we rely on third-party foundry wafer fabrication and assembly and test capacity, including sole sourcing, for many components or products. Currently, our semiconductor devices are manufactured by foundries operated by IBM Corp., WIN Semiconductors Cayman Islands Co., Ltd., TriQuint Semiconductor, Inc., UMC Group, Globalfoundries Singapore Pte Ltd., Sumitomo Electric Device, Tower Semiconductor Ltd., and Northrop Grumman Space & Mission Systems. We also use third-party contractors for our assembly and test operations, including, Bourns, SPEL Semiconductor Limited, ASE Group, and Fabrinet.

Relying on third party manufacturing, assembly and testing presents significant risks to us, including the following:

•	failure by us, or our customers or their end customers to qualify a selected supplier;

•	capacity shortages during periods of high demand;

•	reduced control over delivery schedules and quality;

•	shortages of materials and potential lack of adequate capacity during periods of excess demand;

•	misappropriation of our intellectual property;

•	limited warranties on wafers or products supplied to us;

•	potential increases in prices;

•	inadequate manufacturing yields and excessive costs;

•	difficulties selecting and integrating new subcontractors; and

•	political instability in countries where third-party manufacturers are located.

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

If we utilize our loan and security agreement with Silicon Valley Bank, it contains a number of restrictive covenants that will impose significant operating and financial restrictions on our ability to, without prior written approval from Silicon Valley Bank:

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

As of December 31, 2013 we did not have an outstanding balance on our line of credit.  However, if we make future borrowings, a failure to comply with the covenants contained in our loan and security agreement could result in an event of default under the agreement that, if not cured or waived, could result in the acceleration of the indebtedness and have a material adverse effect on our business, financial condition and results of operations.

We do not have any long-term supply contracts with our contract manufacturers or suppliers, and any disruption in our supply of products or materials could have a material adverse effect on our business, revenue and operating results.

We currently do not have long-term supply contracts with any of our third-party vendors. We make substantially all of our purchases on a purchase order basis, and our contract manufacturers are not required to supply us products for any specific period or in any specific quantity. We expect that it would take approximately nine to twelve months to transition performance of our foundry or assembly services to new providers. Such a transition would likely require a qualification process by our customers or their end customers. We generally place orders for products with some of our suppliers approximately four to five months prior to the anticipated delivery date, with order volumes based on our forecasts of demand from our customers. Accordingly, if we inaccurately forecast demand for our products, we may be unable to obtain adequate and cost-effective foundry or assembly capacity from our third-party contractors to meet our customers’ delivery requirements, or we may accumulate excess inventories. Our third-party contractors have not provided any assurance to us that adequate capacity will be available to us within the time required to meet additional demand for our products.  In addition, the effects of war, terrorism, natural disaster or other catastrophic events could disrupt our supply of products or materials which could have a material adverse effect on our business, revenue and operating results.

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

We have incurred net losses since inception.  As of December 31, 2013, we had an accumulated deficit of $96.4 million. We have incurred significant losses since inception, attributable to our efforts to design and commercialize our products. We have managed our liquidity during this time through a series of cost reduction initiatives and through increasing our line of credit with our bank. We had $20.4 million in cash and cash equivalents December 31, 2013.  However, while we have additional cash available, our ability to continue as a going concern may be dependent on many events outside of our direct control, including, among other things, obtaining additional financing either privately or through public markets, should this be necessary, and customers purchasing our products in substantially higher volumes.

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

In addition, we currently purchase a number of materials and components, some from single source suppliers, including, but not limited to:

•	semiconductor wafers;

•	semiconductor devices;

•	application-specific monolithic microwave integrated circuits;

•	voltage regulators;

•	passive components;

•	unusual or low usage components;

•	surface mount components compliant with the EU’s Restriction of Hazardous Substances, or RoHS, Directive;

•	packages, housings and custom metal parts;

•	high-frequency circuit boards

•	custom connectors; and

•	chemicals and compounds.

Any delay or interruption in the supply of these or other components could impair our ability to manufacture and deliver these products, harm our reputation and cause a reduction in our revenues.  In addition, any increase in the cost of the components that we use in these products could make these products less competitive and lower our margins.  Shortages and quality issues could adversely impact our revenues.  Our single source suppliers could enter into exclusive agreements with or be acquired by one of our competitors, increase their prices, refuse to sell their products to us, discontinue products or go out of business.  Even to the extent alternative suppliers are available to us and their components are qualified with our customers on a timely basis, identifying them and entering into arrangements with them may be difficult and time consuming, and they may not meet our quality standards.  We may not be able to obtain sufficient quantities of required components on the same or substantially the same terms.

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

Our strategy of growth through establishing joint ventures with third-parties could harm our business.

It is our intent to continue to grow through strategic partnerships and joint ventures. Successful inception and funding of new strategic ventures may place a significant burden on our management and internal resources. In February 2014, we announced the inception of the BrP joint venture. The diversion of management’s attention and any difficulties encountered in the establishment of BrP or any other joint venture could harm our business, financial condition and operating results.   Furthermore, a joint venture involves certain risks including:

•	It is possible that we may not (and with BrP we do not) maintain voting control in a joint venture;

•	It may not be possible to maintain good relationships with a joint venture partner;

•	Our joint venture partners may in the future have economic or business interests that are inconsistent with our interests;

•	Funding, planned for or otherwise, may not come to fruition or be sufficient for operation of a joint venture;

•	Parties to a joint venture may fail to fulfill commitments, including providing accurate and timely accounting and financial information;

•	It is possible that a joint venture may experience operating difficulties and financial losses, which may lead to asset write-downs or impairment charges that could negatively impact the operating results of the joint venture or us, or impose unforeseen costs and expenses to remedy; and

•	It is possible that a joint venture could lose key personnel.

The occurrence of any of the foregoing risks or other failure of a joint venture may mean that we are unable to execute our partnership strategy or achieve on a timely basis revenue opportunities from a joint venture or anticipated growth, or may result in under-utilized resources.

We have made and continue to make strategic investments and enter into strategic licensing and collaborative partnerships and relationships with third parties.  The anticipated benefits of these investments, partnerships and relationships may never materialize and these investments, partnerships and relationships may instead disrupt our business and harm our financial condition.

We have made and will continue to make strategic investments in and enter into strategic licensing and collaborative partnerships and relationships with third parties with the goal of acquiring or gaining access to new and innovative semiconductor products and technologies on a timely basis. Negotiating and performing under these arrangements involves significant time and expense, and we cannot assure you that the anticipated benefits of these arrangements will ever materialize or that the products or technologies involved will ever be commercialized or that, as a result, we will not have write down a portion or all of our investment. We may end up with investments in, or owing various obligations and commitments to, third parties related to these arrangements. Such arrangements can magnify several risks for us, including loss of control over the development and development timeline of products being developed with third parties. Accordingly, we face increased risk that development activities may result in products that are not commercially successful or that are not available in a timely fashion. In addition, any third party with whom we enter into a development, product collaboration or technology licensing arrangement may fail to commit sufficient resources to the project, change its policies or priorities and abandon or fail to perform its obligations related to the collaboration. The failure to timely develop commercially successful products through our development projects or strategic investment activities as a result of any of these and other challenges could have a material adverse effect on our business, results of operations, and financial condition.  Other challenges and risks presented by use of strategic partnerships include:

•	The acquisition of a partner with which we have an investment or strategic relationship by an unaffiliated third party that either delays or jeopardizes the original intent of the partnering relationship or investment; and

Our inability to liquidate an investment in a privately held company when we believe it is prudent to do so which results in a significant reduction in value or loss of our entire investment

Our customers require our products and our third-party contractors to undergo a lengthy and expensive qualification process which does not assure product sales.

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

A large proportion of our products are directed at the telecom, datacom, consumer electronics and networking markets, which continue to be subject to overcapacity and seasonality.

The technology equipment industry is cyclical and has experienced significant and extended downturns in the past, often in connection with, or in anticipation of, maturing product cycles, and capital spending cycles and declines in general economic conditions. The cyclical nature of these markets has led to significant imbalances in demand, inventory levels and production capacity. It has also accelerated the decrease of average selling prices per unit. We may experience periodic fluctuations in our financial results because of these or other industry-wide conditions.  Developments that adversely affect the telecom, datacom, consumer electronics and networking markets, including delays in traffic growth and changes in U.S. government regulation, could halt our efforts to generate revenue or cause revenue growth to be slower than anticipated from sales of electro-optic devices, semiconductors and related products. Reduced spending and technology investment by telecom companies may make it more difficult for our products to gain market acceptance. Our potential customers may be less willing to purchase new technology such as our technology or invest in new technology development when they have reduced capital expenditure budgets.

The spending cuts imposed by the Budget Control Act of 2011 (“BCA”) could impact our operating results and profit.

The U.S. government continues to focus on developing and implementing spending, tax, and other initiatives to stimulate the economy, create jobs, and reduce the deficit. One of these initiatives, the BCA, imposed greater constraints around government spending. In an attempt to balance decisions regarding defense, homeland security, and other federal spending priorities, the BCA immediately imposed spending caps that contain approximately $487 billion in reductions to the Department of Defense base budgets over the next ten years (2013 to 2021). Additionally, the BCA triggered an automatic sequestration process, effective March 1, 2013, unless modified by the enactment of new law. The sequestration process imposes additional cuts of approximately $50 billion per year to the currently proposed Department of Defense budgets for each fiscal year beginning with 2013 and continuing through 2021.

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

Our future success depends to a significant extent upon the continued service of our senior management personnel, including our Chief Executive Officer, Dr. Avi Katz and our Chief Technical Officer, Andrea Betti-Berutto. We do not maintain key person life insurance on any of our executive officers. The loss of key senior executives could have a material adverse effect on our business. There is intense competition for qualified personnel in the semiconductor  industries, and we may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of our business, or to replace engineers or other qualified personnel who may leave our employment in the future. There may be significant costs associated with recruiting, hiring and retaining personnel. Periods of contraction in our business may inhibit our ability to attract and retain our personnel. Loss of the services of, or failure to recruit, key design engineers or other technical and management personnel could be significantly detrimental to our product development or other aspects of our business.

We are subject to the risks frequently experienced by small public companies.

The likelihood of our success must be considered in light of the risks frequently encountered by small public companies, especially those formed to develop and market new technologies. These risks include our potential inability to:

•	establish product sales and marketing capabilities;

•	establish and maintain markets for our potential products;

•	identify, attract, retain and motivate qualified personnel;

•	continue to develop and upgrade our technologies to keep pace with changes in technology and the growth of markets using semiconductors;

•	develop expanded product production facilities and outside contractor relationships;

•	maintain our reputation and build trust with customers;

•	improve existing and implement new transaction processing, operational and financial systems;

•	scale up from small pilot or prototype quantities to large quantities of product on a consistent basis;

•	contract for or develop the internal skills needed to master large volume production of our products; and

•	fund the capital expenditures required to develop volume production due to the limits of available financial resources.

Our future growth will suffer if we do not achieve sufficient market acceptance of our products.

Our success depends, in part, upon our ability to maintain and gain market acceptance of our products. To be accepted, these products must meet the quality, technical performance and price requirements of our customers and potential customers. The optical communications industry is currently fragmented with many competitors developing different technologies. Some of these technologies may not gain market acceptance. Our products may not be accepted by OEMs and systems integrators of optical communications networks and consumer electronics. In addition, even if we achieve some degree of market acceptance for our potential products in one industry, we may not achieve market acceptance in other industries for which we are developing products, which market acceptance is critical to meeting our financial targets.

Many of our current products are either in the final stages of development or are being tested by potential customers. We cannot be assured that our development efforts or customer tests will be successful or that they will result in actual material sales, or that such products will be commercially viable.

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

We face competitive pressures from a variety of companies in our target markets. The telecom, datacom, consumer opto-electronics markets are highly competitive and we expect that domestic and international competition will increase in these markets, due in part to deregulation, rapid technological advances, price erosion, changing customer preferences and evolving industry standards. Increased competition could result in significant price competition, reduced revenues or lower profit margins. Many of our competitors and potential competitors have or may have substantially greater research and product development capabilities, financial, scientific, marketing, and manufacturing and human resources, name recognition and experience than we do. As a result, these competitors may:

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

Competitors may offer enhancements to existing products, or offer new products based on new technologies, industry standards or customer requirements that are available to customers on a much timelier basis than comparable products from our company or that have the potential to replace or provide lower cost alternatives to our products. The introduction of enhancements or new products by competitors could render our existing and future products obsolete or unmarketable. Each of these factors could have a material adverse effect on our company’s business, financial condition and results of operations.

We may be unable to obtain effective intellectual property protection for our trade secrets, potential products and technology.

Any intellectual property that we have or may acquire, license or develop in the future may not provide meaningful competitive advantages. Our patents and patent applications, including those we license, may be challenged by competitors, and the rights granted under such patents or patent applications may not provide meaningful proprietary protection. For example, there are patents held by third parties that relate to electro-optic devices. These patents could be used as a basis to challenge the validity or limit the scope of our patents or patent applications. A successful challenge to the validity or limitation of the scope of our patents or patent applications could limit our ability to commercialize the technology and, consequently, reduce revenues.

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

We license technology from various companies and research institutions, such as the University of Washington. Many of these partners and licensors have obligations to government agencies or universities. Under their agreements, a government agency or university may obtain certain rights over the technology that we have developed and licensed, including the right to require that a compulsory license be granted to one or more third parties selected by the government agency.

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

Our products may contain component, manufacturing or design defects or may not meet our customers’ performance criteria, which could cause us to incur significant expenses to repair, harm our customer relationships and industry reputation, and reduce our revenues and profitability.

Our product warranties typically last twelve months.  As a result of component, manufacturing or design defects, we may be required to repair or replace a substantial number of products under our product warranties, incurring significant expenses as a result.  Further, our customers may discover latent defects in our products that were not apparent when the warranty period expired.  These latent defects may cause us to incur significant repair or replacement expenses beyond the normal warranty period.  In addition, any component, manufacturing or design defect could cause us to lose customers or revenues or damage our customer relationships and industry reputation.

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

We are developing certain products that we believe the U.S. government and other governments may be interested in using for military, information gathering or antiterrorism activities. U.S. government export regulations may restrict us from selling or exporting these potential products into other countries, exporting our technology to those countries, conveying information about our technology to citizens of other countries or selling these potential products to commercial customers. We may be unable to obtain export licenses for products or technology if necessary. We currently cannot assess whether national security concerns would affect our potential products and, if so, what procedures and policies we would have to adopt to comply with applicable existing or future regulations.

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

The sale of our outstanding common stock or shares issuable upon exercise of options or warrants, or the perception that such sales could occur, could cause the market price of our common stock to decline. As of February 28, 2014, we had approximately 32,178,795 shares of common stock outstanding, options to purchase 10,284,864 shares of our common stock, restricted stock units to purchase 2,551,976 shares of our common stock outstanding and warrants to purchase 1,183,240 shares of our common stock outstanding. These shares of common stock, including shares of common stock issued upon exercise of options and warrants, have either been registered under the Securities Act, and as such are freely tradable without further restriction, or are otherwise freely tradable without restriction (subject to the requirements of Rule 144 under the Securities Act), unless the shares are purchased by “affiliates” as that term is defined in Rule 144 under the Securities Act. Any shares purchased by an affiliate may not be resold except pursuant to an effective registration statement or an applicable exemption from registration, including an exemption under Rule 144 of the Securities Act. We may issue additional shares of our common stock in the future in private placements, public offerings or to finance mergers or acquisitions.

The exercise of options and warrants and other issuances of shares of common stock or securities convertible into common stock would dilute the interest of our shareholders.

As of February 28, 2014, there were outstanding options to purchase an aggregate of 10,284,864 shares of our common stock at a weighted-average exercise price of $2.33 per share, of which options to purchase 7,529,659 shares at a weighted-average exercise price of $2.39 per share were exercisable as of such date. As of February 28, 2014, there were outstanding restricted stock units to purchase an aggregate of 2,551,976 shares of our common stock at a weighted-average grant date price of $1.47 per share. As of February 28, 2014, there were warrants outstanding to purchase 1,183,240 shares of our common stock, at a weighted average exercise price of $2.89 per share. The exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with in connection with vesting of restricted stock units,  acquisitions or in connection with other financing efforts.

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

Our stockholder rights plan may deter or adversely affect an attempt to acquire us or otherwise prevent a change in control.

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

In our operations, we store and transmit our proprietary information and that of our customers. We have offices, research and development, and production facilities throughout the world, including key research and development facilities outside of the United States. Our operations are dependent upon the connectivity and continuity of our facilities and operations throughout the world. Despite our security measures, our information systems and network infrastructure may be vulnerable to cyber-attacks or could be breached due to an employee error or other disruption that could result in unauthorized disclosure of sensitive information which has the potential to significantly interfere with our business operations. Breaches of our security measures could expose us to a risk of loss or misuse of this information, litigation and potential liability. Since techniques used to obtain unauthorized access or to sabotage information systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures in advance of such an attack on our systems. In addition, if we select a vendor that uses cyber or “cloud” storage of information as part of their service or product offerings, despite our attempts to validate the security of such services, our proprietary information may be misappropriated by third parties. In the event of an actual or perceived breach of our security, or the security of one of our vendors, the market perception of the effectiveness of our security measures could be harmed and we could suffer damage to our reputation or our business, or lose existing customers and lose our ability to obtain new customers. Additionally, misappropriation of our proprietary business information could prove competitively harmful to our business.

ITEM 2.	PROPERTIES

Our principal properties as of December 31, 2013 are set forth below:

Location	Square Feet	Principal Use	Ownership	Lease Expiration
Zurich, Switzerland	2,724	Research and Development, Operations	Lease	12-month notice on either March 31 or September 30
Bothell, Washington	11,666	Research and Development, Operations	Lease	March 31, 2014
San Jose, California	32,805	Administration, Sales, Marketing, Research and Development, Operations	Lease	February 28, 2017

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

Our common stock is traded on the NYSE MKT under the symbol “GIG” starting from April 25, 2012. Prior to that time, our common stock traded on the OTC Bulletin Board under the symbol “GGOX” beginning on December 10, 2008. There was no public market for our common stock prior to December 10, 2008. The following table sets forth the low and high sale price of our common stock, based on the last daily sale, in each of our last eight fiscal quarters as quoted on the NYSE MKT and OTC.

	Price per Share of Common Stock
	High	Low
Fiscal 2013 quarter ended:
3/31/2013	$2.10	$1.05
6/30/2013	$1.78	$0.85
9/29/2013	$1.59	$1.02
12/31/2013	$1.92	$1.22

Fiscal 2012 quarter ended:
4/1/2012	$2.85	$1.58
7/1/2012	$3.05	$2.16
9/30/2012	$2.65	$1.87
12/31/2012	$2.10	$1.56

Also, on February 28, 2014, the most recent practicable date prior to the filing of this Annual Report on Form 10-K, we had approximately 63 stockholders of record and the last reported sale price of our common stock on the NYSE MKT was $1.61 per share.

We have never declared or paid cash dividends on our common stock. We currently anticipate that we will retain any future earnings to fund our operations and do not anticipate paying dividends on the common stock in the foreseeable future.

On December 19, 2013, we entered into an underwriting agreement with Roth Capital Partners, LLC relating to a public offering an aggregate of 8,325,000 shares of the Company’s common stock, par value $0.001 per share at a public offering price of $1.42 per share. Under the terms of the underwriting agreement, we granted the underwriters a 30 day option to purchase up to an additional 1,248,750 shares of common stock to cover over-allotments.

On December 24, 2013, we completed our public offering and the sale of additional shares of common stock pursuant to the over-allotment option granted to the underwriters, resulting in the issuance of a total of 9,573,750 common shares of the our common stock in the aggregate. We received $12.3 million from the public offering, which is net of $1.3 million for underwriters, registration and other transaction costs.   More detailed information about the public offering is available below in the section entitled Public Offering on page 46.

On March 23, 2012, we announced the commencement of our modified Dutch auction tender offer to purchase up to $2.0 million in value of our common stock, $0.001 par value per share, at a price not greater than $3.10 nor less than $2.85 per share.

On May 22, 2012, we completed our modified Dutch auction tender offer and repurchased 701,754 shares of our common stock, at a price of $2.85 per share and at a total cost of $2.2 million, which included $209,000 for investment banking, registration and other transaction costs.  The repurchased shares are included as treasury shares in the consolidated balance sheet as of December 31, 2013.

Equity Compensation Plan Information

The following table reflects information for our equity compensation plans as of December 31, 2013.
Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options and Restricted Stock Units	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation plans approved by security holders*	11,620,472	$2.34	2,784,883

*	The terms of our 2008 Equity Incentive Plan provide for an annual increase in the number of shares of our common stock authorized under the plan, effective as of the first day of each subsequent fiscal year, pursuant to the terms and conditions underlined in the plan. On January 1, 2013, the number of additional shares available for issuance under our 2008 Equity Incentive Plan was automatically increased by 1,110,288 shares. On January 1, 2014, the number of additional shares available for issuance under our 2008 Equity Incentive Plan was automatically increased by 1,603,381 shares.

Performance Measurement Comparison

The graph below shows the cumulative total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) on December 31, 2008 in (i) our common stock, (ii) the NASDAQ Stock Market Index (U.S. Companies) and (ii) the NASDAQ Telecommunications Index. Our stock price performance shown in the graph below is not indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among GigOptix, Inc., the NASDAQ Composite Index, and the NASDAQ Telecommunications Index

$300
$250
$200
$150
$100
$50
$0
12/08
12/09
12/10
12/11
12/12
12/13
GigOptix, Inc.
NASDAQ Composite
NASDAQ Telecommunications

*$100 invested on 12/31/08 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/08	12/09	12/10	12/11	12/12	12/13

GigOptix, Inc.	100.00	210.00	275.00	180.00	192.00	153.00
NASDAQ Composite	100.00	144.88	170.58	171.30	199.99	283.39
NASDAQ Telecommunications	100.00	137.81	148.84	131.52	136.58	189.00

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

Not Applicable

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leading fabless supplier of high speed semiconductor components that enable end-to-end information streaming over optical and wireless networks.  Our products address long haul and metro telecommunications applications as well as emerging high-growth opportunities for Cloud and datacenter connectivity, interactive applications for consumer electronics, high-speed optical and wireless networks, and the industrial, defense and avionics industries. The business is made up of two product lines:  our High-Speed Communications (HSC) product line and our Industrial product line.

Through our HSC product line we offer a broad portfolio of high performance optical and wireless components to telecommunications (telecom) and data communications (datacom) customers, including i) mixed signal radio frequency integrated circuits (RFIC), including 10 to 400 gigabit per second (Gbps) laser and optical drivers and trans-impedance amplifiers (TIA) for telecom, datacom, and consumer electronic fiber-optic applications; ii) power amplifiers and transceivers for microwave and millimeter monolithic microwave integrated circuit (MMIC) wireless applications including 71 to 73 Ghz and 81 to 83 Ghz power amplifiers and transceiver chips; and iii) integrated systems in a package (SIP) solutions for both fiber-optic and wireless applications.  The HSC product line also partners with key customers on development projects that generate engineering project revenue and helps to position us for future product revenues with these key customers.

Through our Industrial product line, we offer a wide range of digital and mixed-signal application specific integrated circuit (ASIC) solutions for industrial, military, avionics, medical and communications markets.  The Industrial product line partners with ASIC customers on development projects that generate engineering project revenue and which generally lead to future product revenues with these ASIC customers.

We focus on the specification, design, development and sale of analog semiconductor integrated circuits (ICs), multi-chip module (MCM) solutions, and digital and mixed signal ASICs, as well as wireless communications MMICs and modules. We believe we are an industry leader in the fast growing market for electronic solutions that enable high-bandwidth optical connections found in telecom, datacom and storage systems, and, increasingly, in consumer electronics and computing systems.

Since inception, we have expanded our customer base with the acquisition and integration of five businesses with complementary products and customers. In so doing, we have expanded our product line from a few leading 10Gbps ultra-long haul optical drivers at our inception in July 2007 to a line of products today that include: drivers, receivers and TIAs for 10 to 400Gbps optical applications; power amplifiers; and custom ASICs spanning 0.6um to 65nm technology nodes. Our direct sales force is based in three countries and is supported by a significant number of channel representatives and distributors that sell our products throughout North America, Europe, Japan and Asia.

Historically, we have incurred net losses. For the years ended December 31, 2013 and 2012, we incurred net losses of $1.9 million and $7.0 million, respectively, and cash inflows from operations of $3.3 million and outflows from operations of $2.0 million, respectively. As of December 31, 2013 and 2012, we had an accumulated deficit of $96.4 million and $94.5 million, respectively. We expect development, sales and other operating expenses to increase in the future as we expand our business.

Our fiscal year ends on December 31. The consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Our total revenues by product line are set forth in the following table (in thousands):

	Years ended December 31,
	2013	2012
HSC	$19,886	$21,307
Industrial	9,040	14,549
Government	-	878
Total revenue	$28,926	$36,734

We market and sell our products in Asia, North America, Europe and other locations through our direct sales force, distributors and sales representatives. The percentage of our sales shipped outside the United States was approximately 76% and 72% in fiscal 2013 and fiscal 2012, respectively. We measure sales location by the shipping destination, even if the customer is headquartered in the U.S. We anticipate that sales to international customers will continue to represent a significant percentage of our net sales.

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

We are subject to the risks of conducting business internationally, including economic conditions in Asia, particularly Taiwan, Japan and China, changes in trade policy and regulatory requirements, duties, tariffs and other trade barriers and restrictions, the burdens of complying with foreign laws and, possibly, political instability. Most of our foundries and assembly and test subcontractors are located in Asia. Although our international sales are largely denominated in U.S. dollars, we have foreign operations where expenses are generally denominated in the local currency. Such transactions expose us to the risk of exchange rate fluctuations. We monitor our exposure to foreign currency fluctuations, but have not adopted any hedging strategies to date. There can be no assurance that exchange rate fluctuations will not harm our business and operating results in the future.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to product returns, bad debts, inventories, asset impairments, deferred tax assets, accrued warranty reserves, restructuring costs, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue Recognition

Revenue from sales of optical drivers and receivers, multi-chip modules (MCMs), ASICs and other products is recognized when persuasive evidence of a sales arrangement exists, transfer of title occurs, the sales price is fixed or determinable and collection of the resulting receivable is reasonably assured. Revenue for product shipments is recognized upon delivery of the product to the customer. Provisions are made for sales returns and warranties at the time revenue is recorded.

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

We record revenue from non-recurring engineering projects associated with product development that we enter into with certain customers.  In general, these projects are associated with complex technology development, and as such we do not have certainty about our ability to achieve the program milestones. Achievement of the milestone is dependent on our performance and is typically accepted by the customer. The payment associated with achieving the milestone is generally commensurate with our effort or the value of the deliverable and is nonrefundable. Therefore, we record the expenses related to these projects in the periods incurred and recognize revenue only when we have earned the revenue and achieved the development milestones.  Revenue from these projects is typically recorded at 100% gross margin because the costs associated with these projects are expensed as incurred and generally included in research and development expense. These efforts generally benefit our overall product development programs beyond the specific project requested by our customer.  Excluding the revenue and gross profit associated with development programs and other non-product revenue, gross margin was 54% and 49% for the years ended December 31, 2013 and 2012, respectively.

We sell some products to distributors at the price listed in our price book for that distributor. Certain distributor agreements provide for semi-annual stock rotation privileges of 5% to 10% of net sales for the previous six-month period. At the time of sale, we record a sales reserve for stock rotations approved by management. We offset the sales reserve against revenues, producing the net revenue amount reported in the consolidated statements of operations. Each month we adjust the sales reserve for the estimated stock rotation privilege anticipated to be utilized by the distributors. When the distributors pay our invoices, they may claim stock rotations when appropriate. Once claimed, we process the requests against the prior authorizations and reduce the reserve previously established for that customer.  As of December 31, 2013 and 2012, the reserve for stock rotations was $151,000 and $65,000, respectively, and is recorded in other current liabilities on the consolidated balance sheets.

We record transaction-based taxes including, but not limited to, sales, use, value added, and excise taxes, on a net basis in our consolidated statements of operations.

Allowance for Doubtful Accounts

We make ongoing assumptions relating to the collectibility of our accounts receivable in our calculation of the allowance for doubtful accounts. In determining the amount of the allowance, we make judgments about the creditworthiness of customers based on ongoing credit evaluations and assess current economic trends affecting our customers that might impact the level of credit losses in the future and result in different rates of bad debts than previously seen. We also consider our historical level of credit losses. As of December 31, 2013 and 2012, our allowances for doubtful accounts were $220,000 and $337,000, respectively.

Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost on a first in, first out basis) or market (net realizable value).  Cost includes labor, material and overhead costs. Determining fair market value of inventories involves numerous judgments, including projecting average selling prices and sales volumes for future periods and costs to complete products in work in process inventories. As a result of this analysis, when fair market values are below our costs, we record a charge to cost of revenue in advance of when the inventory is scrapped or sold.

We evaluate our ending inventories for excess quantities and obsolescence on a quarterly basis. This evaluation includes an analysis of historical and forecasted sales quantities by product. Inventories on hand in excess of estimated future demand are written down. In addition, we write-off inventories that are considered obsolete. Obsolescence is determined from several factors, including competitiveness of product offerings, market conditions and product life cycles when determining obsolescence. Increases to the provision for excess and obsolete inventory are charged to cost of revenue. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. If this lower-cost inventory is subsequently sold, the related provision is matched to the movement of related product inventory, which may result in lower costs and higher gross margins for those products.

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

When evaluating goodwill for impairment, we may initially perform a qualitative assessment which includes a review and analysis of certain quantitative factors to estimate if a reporting units’ fair value significantly exceeds its carrying value. When the estimate of a reporting unit’s fair value appears more likely than not to be less than its carrying value based on this qualitative assessment, we continue to the first step of a two step impairment test. The first step requires a comparison of the fair value of the reporting unit to its net book value, including goodwill. The fair value of the reporting units is determined based on a weighting of income and market approaches. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we estimate the fair value based on market multiples of revenue or earnings for comparable companies. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, and future economic and market conditions and determination of appropriate market comparables. We base these fair value estimates on reasonable assumptions but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair values of the reporting unit’s net assets, other than goodwill, and the fair value of the reporting unit, and, if the difference is less than the net book value of goodwill, an impairment charge is recorded. In the event that we determine that the value of goodwill has become impaired, we will record a charge for the amount of impairment during the fiscal quarter in which the determination is made.  We operate in one reporting unit.  We conducted our 2013 annual goodwill impairment analysis in the fourth quarter of 2013 and no goodwill impairment was indicated.

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

Stock-based Compensation

Stock-based compensation is measured at the date of grant, based on the fair value of the award. For options, we amortize the compensation costs on a straight-line basis over the requisite service period of the option, which is generally the option vesting term of four years. For restricted stock units (RSUs), we amortize the compensation costs on a straight-line basis over the requisite service period of the RSU grant, which is generally the vesting term of one to four years. The benefits of tax deductions in excess of recognized compensation expense must be reported as a financing cash flow, rather than as an operating cash flow. This may reduce future net cash flows from operations and increase future net financing cash flows.  All of our stock compensation is accounted for as an equity instrument. We estimate the fair value of stock options granted using a Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, along with certain policy elections, including the options’ expected life and the price volatility of our underlying stock. Actual volatility, expected lives, interest rates and forfeitures may be different from our assumptions, which would result in an actual value of the options being different from estimated.

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

For RSUs, stock-based compensation is based on the fair value of our common stock at the grant date. The fair value of RSUs granted is the product of the number of shares granted and the grant date fair value of our common stock. RSUs are converted into shares of our common stock upon vesting on a one-for-one basis. Typically, vesting of RSUs is subject to the employee's continuing service. RSUs generally vest over a period of one to four years and are expensed ratably on a straight-line basis over their respective vesting period net of estimated forfeitures.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update requiring centralized disclosure of amounts reclassified from accumulated other comprehensive income (“AOCI”) to net income. The amounts and the source reclassified out of each component of AOCI and the income statement line item affected by the reclassification should be presented either parenthetically on the face of the financial statements or in the notes. The entity does not need to show the income statement line item affected for certain components that are not required to be reclassified to net income in their entirety to net income, instead it would cross-reference to the related footnote. This standard is effective for reporting periods beginning after December 15, 2012 and early adoption is permitted. We adopted this standard during 2013 and the adoption did not have a material impact on our consolidated financial statements.

In February 2013, the FASB issued an accounting standards update requiring disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. The entity has to disclose the following information about each obligation: the nature of the arrangement, the total outstanding amount under the arrangement, the carrying amount of a liability and the carrying amount of a receivable recognized, the nature of any recourse provisions, how liability was measured initially, and where the entry was recorded in the financial statements. This standard is effective for fiscal years beginning after December 15, 2013 and early adoption is permitted. We adopted this standard during 2013 and the adoption did not have a material impact on our consolidated financial statements.

In March 2013, the FASB issued an accounting standards update requiring derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. For transactions occurring within a foreign entity, cumulative translation adjustment (“CTA”) would be released only upon complete or substantially complete liquidation of the foreign entity. Transactions within a foreign entity involve a component of a foreign entity, such as a subsidiary, a group of assets, or an equity investment. For transactions occurring in a foreign entity, CTA will be released based on the type of transaction. Transactions in a foreign entity involve a direct ownership interest of a foreign entity. This standard is effective for fiscal years beginning after December 15, 2013 and early adoption is permitted. We adopted this standard during 2013 and the adoption did not have a material impact on our consolidated financial statements.

In July 2013, the FASB issued an accounting standards update requiring disclosure of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The entity has to disclose an unrecognized tax benefit, or a portion of an unrecognized tax benefit that should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The standard is effective for fiscal years beginning after December 15, 2013. We adopted this standard during 2013 and the adoption did not have a material impact on our consolidated financial statements.

Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

The following table sets forth our consolidated results of operations for the fiscal years ended December 31, 2013 and  2012, and the year-over-year increase (decrease) in our results, expressed both in dollar amounts (thousands) and as a percentage of total revenues, except where indicated:

	Years Ended December 31,
	2013		2012
	Amount (in thousands)	% of Revenue	Amount (in thousands)	% of Revenue	Change (in thousands)	% Change
Revenue
Product	$24,841	86%	$33,308	91%	$(8,467)	-25%
Development fees and other	4,085	14%	3,426	9%	659	19%
Total revenue	28,926	100%	36,734	100%	(7,808)	-21%
Total cost of revenue	11,522	40%	16,941	46%	(5,419)	-32%
Gross profit	17,404	60%	19,793	54%	(2,389)	-12%

Research and development expense	13,878	48%	13,516	37%	362	3%
Selling, general and administrative expense	9,388	32%	11,709	32%	(2,321)	-20%
Restructuring expense	950	3%	93	0%	857	922%
Special litigation-related expense (income)	(4,786)	-17%	1,351	4%	(6,137)	-454%
Total operating expenses	19,430	67%	26,669	73%	(7,239)	-27%
Loss from operations	(2,026)	-7%	(6,876)	-19%	4,850	71%
Interest expense, net	(127)	0%	(267)	-1%	140	52%
Other income, net	257	1%	220	1%	37	17%
Loss before provision for income taxes	(1,896)	-7%	(6,923)	-19%	5,027	73%
Provision for income taxes	50	0%	81	0%	(31)	-38%
Net loss	$(1,946)	-7%	$(7,004)	-19%	$5,058	72%

Revenue

	Years Ended December 31,
	2013	2012
	(in thousands)
Product	$24,841	$33,308
Development fees and other	4,085	3,426
Total revenue	$28,926	$36,734
Decrease period over period	$(7,808)
Percentage decrease, period over period	-21%

Total revenue for the year ended December 31, 2013 was $28.9 million, a decrease of $7.8 million or 21%, compared with $36.7 million for the year ended December 31, 2012. For the year ended December 31, 2013, 86% of our revenue was contributed by product revenue and 14% of our revenue was contributed by development fees and other revenue. For the year ended December 31, 2012, 91% of our revenue was contributed by product revenue and 9% of our revenue was contributed by development fees and other revenue.

Product revenue for the year ended December 31, 2013 was $24.8 million, a decrease of $8.5 million or 25%, compared with $33.3 million for the year ended December 31, 2012. The decrease in product revenue during 2013 was primarily due to the end-of-life of certain products in 2013 from our Industrial ASIC and RF product groups, obtained in the prior ChipX and Endwave acquisitions.  The Industrial product line decreased $5.5 million from 2012 to 2013.  The HSC product line decreased $1.4 million from 2012 to 2013.

Development fees and other revenue for the year ended December 31, 2013 was $4.1 million, an increase of $659,000 or 19%, compared with $3.4 million for the year ended December 31, 2012.   We experienced an increase in development fees and other revenue primarily due to an increase in the number and size of development projects in our HSC product line

Gross Profit and Cost of Revenue

	Years Ended December 31,
	2013	2012
	(in thousands)
Total cost of revenue	$11,522	$16,941
Gross profit	$17,404	$19,793
Gross margin	60%	54%
Decrease period over period	$(2,389)
Percentage decrease, period over period	-12%

Gross profit consists of revenue less cost of revenue.  Cost of revenue consists primarily of the costs to manufacture saleable chips, including outsourced wafer fabrication and testing; costs of direct materials; equipment depreciation; costs associated with procurement, production control and quality assurance; fees paid to our offshore manufacturing vendors; reserves for potential excess or obsolete material; costs related to stock-based compensation; accrued costs associated with potential warranty returns;  and amortization of certain identified intangible assets. Amortization expense of identified intangible assets, namely existing technology, is presented within cost of revenue, as the intangible assets were determined to be directly attributable to revenue generating activities.

Gross profit for the year ended December 31, 2013 was $17.4 million, or a gross margin of 60%, compared to a gross profit of $19.8 million, or a gross margin of 54%, for the year ended December 31, 2012. The increase in gross margin is primarily due to a change in product mix towards certain higher margin products including revenue from development projects, and away from certain low margin RF transceivers and ASIC products.

We record revenue from non-recurring engineering projects associated with product development that we enter into with certain customers.  In general, these projects are associated with complex technology development, and as such we do not have certainty about our ability to achieve the program milestones. Achievement of the milestone is dependent on our performance and is typically accepted by the customer. The payment associated with achieving the milestone is generally commensurate with our effort or the value of the deliverable and is nonrefundable. Therefore, we record the expenses related to these projects in the periods incurred and recognize revenue only when we have earned the revenue and achieved the development milestones.  Revenue from these projects is typically recorded at 100% gross margin because the costs associated with these projects are expensed as incurred and generally included in research and development expense. These efforts generally benefit our overall product development programs beyond the specific project requested by our customer.

Development project revenue and other non-product revenue for the year ended December 31, 2013 was $4.1 million compared with $3.4 million for the year ended December 31, 2012.  Excluding the revenue and gross profit associated with development programs and other non-product revenue, gross margin was 54% and 49% for the years ended December 31, 2013 and 2012, respectively.

Research and Development Expense

	Years Ended December 31,
	2013	2012
	(in thousands)
Research and development expense	$13,878	$13,516
Percentage of revenue	48%	37%
Increase period over period	$362
Percentage increase, period over period	3%

Research and development expenses are expensed as incurred. Research and development expense consists primarily of salaries and related expenses for research and development personnel, consulting and engineering design, non-capitalized tools and equipment, engineering related semiconductor masks, depreciation for equipment, engineering expenses paid to outside technology development suppliers, allocated facilities costs and expenses related to stock-based compensation.

Research and development expense for the year ended December 31, 2013 was $13.9 million compared to $13.5 million for the year ended December 31, 2012, an increase of $362,000 or 3%. Research and development costs increased in absolute dollars compared to 2012 primarily due to a $714,000 increase in research and development wafer tape-out expenses associated with our development projects and a $174,000 increase in project materials which were partially offset by a $545,000 decrease in stock-based compensation.

In 2014, we expect research and development expense to increase moderately in absolute dollars from 2013.

Selling, General and Administrative Expense

	Years Ended December 31,
	2013	2012
	(in thousands)
Selling, general and administrative expense	$9,388	$11,709
Percentage of revenue	32%	32%
Decrease period over period	$(2,321)
Percentage decrease, period over period	-20%

Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, accounting, finance, sales, marketing and administration personnel, professional fees, allocated facilities costs, promotional activities and expenses related to stock-based compensation.

Selling, general and administrative expense for the year ended December 31, 2013 was $9.4 million compared to $11.7 million for the year ended December 31, 2012, a decrease of $2.3 million or 20%. Selling, general and administrative expenses decreased in absolute dollars compared to 2012 primarily due to an $889,000 decrease in stock compensation, $543,000 decrease in professional fees, a $478,000 decrease in outside services, and a $70,000 decrease in marketing and promotional activities.

In 2014, we expect selling, general and administrative expense to increase moderately in absolute dollars compared with 2013.

Restructuring Expense

	Years Ended December 31,
	2013	2012
	(in thousands)
Restructuring expense	$950	$93
Percentage of revenue	3%	0%
Increase period over period	$857
Percentage increase, period over period	922%

During 2013, we recorded a restructuring expense of $950,000. The components of the restructuring charge included $662,000 of non-cash expenses associated with the acceleration of stock options and restricted stock units and $288,000 of cash expenses for severance, benefits and payroll taxes and other costs associated with employee terminations.

During 2012, we recorded a restructuring expense of $93,000 that is the result of $207,000 of severance related expense including severance payments, benefits, payroll taxes, expenses associated with the acceleration of stock options, and other costs associated with the restructuring activities we undertook to reduce our expenses during the first quarter of 2012 partially offset by a $74,000 benefit from the sublet of our Palo Alto facility, as we were able to sublet the property at a higher lease rate than we originally estimated, and a $40,000 benefit due to lower than anticipated restructuring charges related to the Endwave merger during the second quarter of 2012.

Special Litigation-related Expense (Income)

During 2013, we incurred a special litigation-related benefit of $4.8 million, which was due to a $7.3 million one-time litigation settlement for the M/A-Com (“Optomai”) case, partially offset by $2.5 million of legal fees associated with the Optomai case and $108,000 of legal fees associated with the Advantech case. See Note 13—Legal Settlement for further detail related to Optomai.

During 2012, we incurred special litigation-related expenses of $1.4 million due to legal fees associated with the Optomai case.

Interest Expense, Net, and Other Income (Expense), Net

	Years Ended December 31,
	2013	2012
	(in thousands)
Interest expense, net	$(127)	$(267)
Other income (expense), net	257	220
Total	$130	$(47)

Interest expense, net and other income, net consist primarily of gains and losses related to foreign currency transactions, gains and losses related to property and equipment disposals, interest on line of credit, interest on capital leases and amortization of loan fees in connection with our Silicon Valley Bank line of credit and loan.

Interest expense, net for the year ended December 31, 2013 was $127,000 compared to $267,000 for the year ended December 31, 2012. Interest expense, net decreased in absolute dollars compared to 2012 primarily due to less interest on capital leases and amortization of loan fees.

Other income, net for the year ended December 31, 2013 was income of $257,000 which primarily consisted of $160,000 gain on the sale of property and equipment and $95,000 gain on sale of materials. Other income, net for the year ended December 31, 2012 was income of $220,000 which primarily consisted of $163,000 gain on the sale of property and equipment and $41,000 for foreign exchange transaction gains.

Provision for Income Taxes

	Years Ended December 31,
	2013	2012
	(in thousands)
Provision for income taxes	$50	$81
Decrease period over period	$(31)
Percentage decrease, period over period	-38%

Income tax expense was $50,000 and $81,000 in the years ended December 31, 2013 and 2012, respectively, and our effective tax rate was approximately 3% and 1% for those periods. The income tax provision for the years ended December 31, 2013 and 2012 were due primarily to state taxes, United States withholding taxes and foreign taxes due.  We have incurred book losses in all tax jurisdictions and have a full valuation allowance against such losses.

Liquidity and Capital Resources

Cash and cash equivalents and cash flow data for the periods presented were as follows (in thousands):

	As of the years ended December 31,
	2013	2012
Cash and cash equivalents	$20,377	$10,147

	Years ended December 31,
	2013	2012
Net cash provided by (used in) operating activities	$3,321	$(1,976)
Net cash used in investing activities	$(1,376)	$(1,496)
Net cash provided by (used in) financing activities	$8,113	$(2,097)

Public Offering

On December 19, 2013, we entered into an underwriting agreement (the “Underwriting Agreement”) with Roth Capital Partners, LLC as representative of several underwriters to the Underwriting Agreement relating to a public offering of an aggregate of 8,325,000 shares (the “Shares”) of our common stock, par value $0.001 per share at a public offering price of $1.42 per share. The Shares are accompanied by the associated rights to purchase shares of Series A Junior Preferred Stock, par value $0.001 per share, created by the Rights Agreement, dated December 16, 2011, between us and the American Stock Transfer & Trust Company, LLC, as Rights Agent (the “Rights Agreement”).  Under the terms of the Underwriting Agreement, we granted the underwriters a 30 day option to purchase up to an additional 1,248,750 shares of common stock to cover over-allotments.

On December 24, 2013, we completed our public offering of 9,573,750 newly issued shares of common stock at a price to the public of $1.42 per share. The number of shares sold in the offering included the underwriter’s full exercise on December 24, 2013 of their over-allotment option of 1,248,750 shares of common stock. The net proceeds from the offering was approximately $12.3 million which consisted of $12.5 million after underwriting discounts, commissions and expenses less an additional $250,000 for legal, accounting, registration and other transaction costs related to the public offering.

Operating Activities

During 2013, operating activities provided $3.3 million of cash. Our net loss from continuing operations, adjusted for depreciation, stock-based compensation and other non-cash items, was an income of $6.0 million. The remaining use of $2.7 million of cash in 2013 was primarily due to a decrease in accounts payable of $1.5 million, an increase in prepaid and other current assets of $797,000,  an increase in inventories of $506,000, a decrease in other current and long-term liabilities of $203,000 and a decrease in accrued restructuring of $140,000 which were partially offset by an increase in accrued compensation of $324,000.  In addition, we incurred a special litigation-related benefit of $4.8 million, which was due to a $7.3 million one-time litigation settlement for the Optomai case, partially offset by $2.5 million of legal fees associated with the Optomai case.

Operating activities used cash of $2.0 million in the year ended December 31, 2012. This resulted from a net loss of $7.0 million and we experienced cash usage for working capital for a decrease in other current liabilities of $2.5 million, an increase in inventories of $1.6 million and an increase in prepaid and other current assets of $385,000. These uses were partially offset by the following non-cash expenses: stock-based compensation of $5.1 million and depreciation and amortization of $4.1 million.

Investing Activities

Net cash used in investing activities for year ended December 31, 2013 was $1.4 million and consisted of $1.5 million of purchases of property and equipment partially offset by $160,000 proceeds from sale of property and equipment.

Net cash used in investing activities for year ended December 31, 2012 was $1.5 million and consisted of $2.0 million of purchases of property and equipment partially offset by $400,000 proceeds from sale and maturity of investments.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2013 was $8.1 million and consisted primarily of $12.3 million of proceeds from our public offering, net of costs, in December 2013, partially offset by a $3.6 million repayment of the line of credit, $194,000 of taxes paid related to net share settlement of equity awards and $405,000 for capital lease payments.

Net cash used in financing activities during the year ended December 31, 2012 was $2.1 million and consisted primarily of $2.2 million of treasury stock repurchases from our modified Dutch auction tender offer, $463,000 of taxes paid related to net share settlement of equity awards and $425,000 for capital lease payments partially offset by $600,000 of net borrowings on our line of credit and $400,000 of proceeds from the issuance of stock.

Historically we have incurred net losses.  For the years ended December 31, 2013 and 2012, we incurred net losses of $1.9 million and $7.0 million, respectively, and cash inflows from operation of $3.3 million and cash outflows from operations of $2.0 million respectively. As of December 31, 2013 and 2012, we had an accumulated deficit of $96.4 million and $94.5 million, respectively. We have incurred significant losses since inception, attributable to our efforts to design and commercialize our products. We have managed our liquidity during this time through a series of cost reduction initiatives, raising cash through the sale of our stock, and through increasing our line of credit with our bank and sales of our securities.

During 2013, we successfully raised $12.3 million in cash, net of underwriting discounts, commissions, and related expenses, from our public offering of 9,573,750 newly issued shares of common stock at a price to the public of $1.42 per share. Based on these events and factors we believe our existing cash and cash equivalents, along with the funds available through Silicon Valley Bank, will be sufficient to meet our working capital and capital expenditure needs over the next 12 months.

Material Commitments

The following table summarizes our future cash obligations for current debt, operating leases, and capital leases, in thousands of dollars, as of December 31, 2013:

Contractual Obligations	Total	Less than One Year	One to Three Years	More than Three Years
Operating lease obligations	$1,390	$643	$690	$57
Capital lease obligations (including interest)	320	310	7	3
Total	$1,710	$953	$697	$60

GigOptix did not have any material commitments for capital expenditures as of December 31, 2013.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

GigOptix, Inc.

We have audited the accompanying consolidated balance sheets of GigOptix, Inc. (a Delaware corporation) and its subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor have we been engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GigOptix, Inc. and its subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ BURR PILGER MAYER, INC.

San Jose, California
March 18, 2014

GIGOPTIX, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$20,377	$10,147
Accounts receivable, net	5,021	5,056
Inventories	4,617	4,111
Prepaid and other current assets	434	295
Total current assets	30,449	19,609
Property and equipment, net	2,999	4,579
Intangible assets, net	3,287	4,270
Goodwill	9,860	9,860
Restricted cash	284	282
Other assets	183	228
Total assets	$47,062	$38,828

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$831	$3,174
Accrued compensation	1,170	846
Line of credit	-	3,600
Other current liabilities	2,746	3,080
Total current liabilities	4,747	10,700
Capital lease, noncurrent	10	281
Pension liabilities	140	252
Deferred rent, noncurrent	177	233
Other long term liabilities	408	362
Total liabilities	5,482	11,828
Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of December 31, 2013 and 2012	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized as of December 31, 2013 and 2012; 32,067,616 and 22,205,746 shares issued and outstanding as of December 31, 2013 and 2012, respectively	32	22
Additional paid-in capital	139,710	123,386
Treasury stock, at cost; 701,754 shares as of December 31, 2013 and 2012, respectively	(2,209)	(2,209)
Accumulated other comprehensive income	490	298
Accumulated deficit	(96,443)	(94,497)
Total stockholders’ equity	41,580	27,000
Total liabilities and stockholders’ equity	$47,062	$38,828

See accompanying Notes to Consolidated Financial Statements

GIGOPTIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2013	2012
Revenue
Product	$24,841	$33,308
Development fees and other	4,085	3,426
Total revenue	28,926	36,734

Total cost of revenue	11,522	16,941
Gross profit	17,404	19,793

Research and development expense	13,878	13,516
Selling, general and administrative expense	9,388	11,709
Restructuring expense	950	93
Special litigation-related income (expense)	(4,786)	1,351
Total operating expenses	19,430	26,669
Loss from operations	(2,026)	(6,876)
Interest expense, net	(127)	(267)
Other income, net	257	220
Loss before provision for income taxes	(1,896)	(6,923)
Provision for income taxes	50	81
Net loss	$(1,946)	$(7,004)

Net loss per share—basic and diluted	$(0.09)	$(0.33)
Weighted average number of shares used in per share calculations - basic and diluted	21,826	21,444

See accompanying Notes to Consolidated Financial Statements

  GIGOPTIX, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
	Years Ended December 31,
	2013	2012
Net loss	$(1,946)	$(7,004)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	91	(16)
Change in pension liability in connection with actuarial gain (loss)	101	(109)
Other comprehensive income (loss), net of tax	192	(125)
Comprehensive loss	$(1,754)	$(7,129)

See accompanying Notes to Consolidated Financial Statements

 GIGOPTIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
For each of the two years in the period ended December 31, 2013

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2011	21,545,713	$22	-	$-	$118,362	$(87,493)	$423	$31,314
Stock-based compensation	-	-	-	-	5,087	-	-	5,087
Issuance of common stock in connection with exercise of options	230,466	-	-	-	400	-	-	400
Issuance of common stock in connection with exercise of warrants	14,158	-	-	-	-	-	-	-
Issuance of restricted stock to employees, net of taxes paid related to net share settlement of equity awards	415,409	-	-	-	(463)	-	-	(463)
Purchase of treasury stock, including direct issuance costs			701,754	(2,209)	-	-	-	(2,209)
Foreign currency translation adjustment, net of tax	-	-	-	-	-	-	(16)	(16)
Change in pension liability in connection with actuarial loss, net of tax	-	-	-	-	-	-	(109)	(109)
Net loss	-	-	-	-	-	(7,004)	-	(7,004)
Balance at December 31, 2012	22,205,746	22	701,754	(2,209)	123,386	(94,497)	298	27,000
Stock-based compensation	-	-	-	-	4,216	-	-	4,216
Issuance of common stock in connection with exercise of options	12,221	-	-	-	13	-	-	13
Issuance of restricted stock to employees, net of taxes paid related to net share settlement of equity awards	275,899	-	-	-	(194)	-	-	(194)
Issuance of common stock in connection with the public offering, net of direct issuance costs	9,573,750	10			12,289			12,299
Foreign currency translation adjustment, net of tax	-	-	-	-	-	-	91	91
Change in pension liability in connection with actuarial loss, net of tax	-	-	-	-	-	-	101	101
Net loss	-	-	-	-	-	(1,946)	-	(1,946)
Balance at December 31, 2013	32,067,616	$32	701,754	$(2,209)	$139,710	$(96,443)	$490	$41,580

See accompanying Notes to Consolidated Financial Statements

  GIGOPTIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Years ended December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,946)	$(7,004)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,882	4,085
Stock-based compensation	4,216	5,087
Change in fair value of warrants	(9)	3
Non-cash restructuring benefits	-	(114)
Net gain on sale of property and equipment	(118)	(163)
Changes in operating assets and liabilities:
Accounts receivable, net	35	569
Inventories	(506)	(1,606)
Prepaid and other current assets	(797)	(385)
Other assets	45	80
Accounts payable	(1,462)	46
Accrued restructuring	(140)	(290)
Accrued compensation	324	14
Other current liabilities	(83)	(2,470)
Other long-term liabilities	(120)	172
Net cash provided by (used in) operating activities	3,321	(1,976)
Cash flows from investing activities:
Proceeds from sale and maturity of investments	-	400
Purchases of property and equipment	(1,536)	(1,961)
Proceeds from sale of property and equipment	160	90
Change in restricted cash	-	(25)
Net cash used in investing activities	(1,376)	(1,496)
Cash flows from financing activities:
Proceeds from public offering of stock, net of costs	12,299	-
Proceeds from issuance of stock	13	400
Taxes paid related to net share settlement of equity awards	(194)	(463)
Net borrowings (repayment) on line of credit	(3,600)	600
Repayment of capital lease	(405)	(425)
Purchases of treasury stock, including direct issuance costs	-	(2,209)
Net cash provided by (used in) financing activities	8,113	(2,097)
Effect of exchange rates on cash and cash equivalents	172	(72)
Net increase (decrease) in cash and cash equivalents	10,230	(5,641)
Cash and cash equivalents at beginning of year	10,147	15,788
Cash and cash equivalents at end of year	$20,377	$10,147
Supplemental disclosure of cash flow information
Interest paid	$127	$267
Property, plant and equipment acquired under capital lease	$13	$-
Property, plant and equipment acquired with accounts payable	$23	$874

See accompanying Notes to Consolidated Financial Statements

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

Organization

GigOptix Inc. (“GigOptix” or the “Company”) is a leading fabless supplier of high speed semiconductor components that enable end-to-end information streaming over optical and wireless networks and address long haul and metro telecommunications applications as well as emerging high-growth opportunities for Cloud and datacenter connectivity, interactive applications for consumer electronics, high-speed optical and wireless networks, and the industrial, defense and avionics industries.  The business is made up of two product lines:  the High-Speed Communications (“HSC”) product line and the Industrial product line.

The HSC product line offers a broad portfolio of high performance optical and wireless components to telecommunications (“telecom”) and data communications (“datacom”) customers, i) mixed signal radio frequency integrated circuits (“RFIC”), including 10 to 400 gigabit per second (“Gbps”)  laser and optical drivers and trans-impedance amplifiers (“TIA”) for telecom, datacom, and consumer electronic fiber-optic applications; ii) power amplifiers and transceivers for microwave and millimeter monolithic microwave integrated circuit (“MMIC”) wireless applications including 73 Ghz and 83 GHz power amplifiers and transceiver chips; and iii) integrated systems in a package (“SIP”) solutions for both fiber-optic and wireless applications.  The HSC product line also partners with key customers on development projects that generate engineering project revenue for the Company while helping to position the Company for future product revenues with these key customers.

The Industrial product line offers a wide range of digital and mixed-signal application specific integrated circuit (“ASIC”) solutions for industrial, military, avionics, medical and communications markets. The Industrial product line partners with ASIC customers on development projects that generate engineering project revenue for the Company which generally leads to future product revenues with these ASIC customers.

The Company’s products focus on the specification, design, development and sale of analog semiconductor integrated circuits (“ICs”), multi-chip module (“MCM”) solutions, and digital and mixed signal ASICs, as well as wireless communications MMICs and modules.

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

GigOptix Gmbh

In March 2013, the Company established a German subsidiary, GigOptix GmbH. The subsidiary is engaged in research and development for the Company’s HSC product line including electro-optical products.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“US GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to allowances for doubtful accounts, reserves for stock rotation rights, warranty accrual, inventory write-downs, valuation of long-lived assets, including property and equipment and identified intangible assets and goodwill, valuation of deferred taxes and contingencies. In addition, the Company uses assumptions when employing the Black-Scholes option-pricing model to calculate the fair value of stock options granted; and assumptions when employing the Monte Carlo simulation to estimate the carrying value of its warrant liability. The Company bases its estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, when these carrying values are not readily available from other sources. Actual results could differ from these estimates.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, and other accrued liabilities. The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include: the length of time and extent to which fair value has been lower than the cost basis; the financial condition, credit quality and near-term prospects of the investee; and whether it is more likely than not that the Company will be required to sell the security prior to any anticipated recovery in fair value. When there is no readily available market data, fair value estimates may be made by the Company, which may not necessarily represent the amounts that could be realized in a current or future sale of these assets.

Revenue Recognition

Revenue from sales of optical drivers and receivers, multi-chip modulators, and other products is recognized when persuasive evidence of a sales arrangement exists, transfer of title occurs, the sales price is fixed or determinable and collection of the resulting receivable is reasonably assured. Provisions are made for warranties at the time revenue is recorded. See Note 12—Commitments and Contingencies for further detail related to the warranty provision.

Customer purchase orders are generally used to determine the existence of an arrangement. Transfer of title and risk of ownership occur based on defined terms in customer purchase orders, and generally pass to the customer upon shipment, at which point goods are delivered to a carrier. There are no formal customer acceptance terms or further obligations, outside of standard product warranty. The Company assesses whether the sales price is fixed or determinable based on the payment terms associated with the transaction. Collectibility is assessed based primarily on the credit worthiness of the customer as determined through ongoing credit evaluations of the customer’s financial condition, as well as consideration of the customer’s payment history.

The Company records revenue from non-recurring engineering projects associated with product development that the Company enters into with certain customers.  In general, these projects are associated with complex technology development, and as such the Company does not have certainty about its ability to achieve the program milestones. Achievement of the milestone is dependent on the Company’s performance and is typically accepted by the customer.  The payment associated with achieving the milestone is generally commensurate with the Company’s effort or the value of the deliverable and is nonrefundable.  Therefore, the Company records the expenses related to these projects in the periods incurred and recognizes revenue only when the Company has earned the revenue and achieved the development milestones. Revenue from these projects are typically recorded at 100% gross margin because the costs associated with these projects are expensed as incurred and generally included in research and development expense. These efforts generally benefit the Company’s overall product development programs beyond the specific project requested by our customer.

The Company sells some products to distributors at the price listed in its price book for that distributor. The Company's distributor agreements provide for semi-annual stock rotation privileges of 5% to 10% of net sales for the previous six-month period. At the time of sale, the Company records a sales reserve for stock rotations approved by management. The Company offsets the sales reserve against revenues, producing the net revenue amount reported in the consolidated statements of operations. Each month the Company adjusts the sales reserve for the estimated stock rotation privilege anticipated to be utilized by the distributors. When the distributors pay the Company's invoices, they may claim stock rotations when appropriate. Once claimed, the Company processes the requests against the prior authorizations and reduces the reserve previously established for that customer.  As of December 31, 2013 and 2012, the reserve for stock rotations was $151,000 and $65,000, respectively, and is recorded in other current liabilities on the consolidated balance sheets.

The Company records transaction-based taxes including, but not limited to, sales, use, value added, and excise taxes, on a net basis in its consolidated statements of operations.

 Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and are not interest bearing. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company makes ongoing assumptions relating to the collectibility of its accounts receivable in its calculation of the allowance for doubtful accounts. In determining the amount of the allowance, the Company makes judgments about the creditworthiness of customers based on ongoing credit evaluations and assesses current economic trends affecting its customers that might impact the level of credit losses in the future and result in different rates of bad debts than previously seen. The Company also considers its historical level of credit losses. As of December 31, 2013, the Company’s accounts receivable balance was $5.0 million, which was net of an allowance for doubtful accounts of $220,000. As of December 31, 2012, the Company’s accounts receivable balance was $5.1 million, which was net of an allowance for doubtful accounts of $337,000.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained at various financial institutions.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. The Company maintains cash and cash equivalents with various financial institutions that management believes to be of high credit quality. At any time, amounts held at any single financial institution may exceed federally insured limits. The Company believes that the concentration of credit risk in its accounts receivable is substantially mitigated by its credit evaluation process, relatively short collection terms and the high level of credit worthiness of its customers. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary but generally requires no collateral.

As of December 31, 2013, two customers accounted for 29% and 17% of total accounts receivable.  As of December 31, 2012, one customer accounted for 31% of total accounts receivable.

For the year ended December 31, 2013, one customer accounted for 33% of total revenue. For the year ended December 31, 2012, two customers accounted for 22% and 12% of total revenue.

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

Inventories

Inventories are stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market (net realizable value). Cost includes labor, material and overhead costs. Determining fair market value of inventories involves numerous judgments, including projecting average selling prices and sales volumes for future periods and costs to complete products in work in process inventories. As a result of this analysis, when fair market values are below costs, the Company records a charge to cost of revenue in advance of when the inventory is scrapped or sold.

  The Company evaluates its ending inventories for excess quantities and obsolescence on a quarterly basis. This evaluation includes analysis of historical and forecasted sales levels by product against inventories on-hand. Inventories on-hand in excess of estimated future demand are reviewed by management to determine if a write-down is required. In addition, the Company writes-off inventories that are considered obsolete. Obsolescence is determined from several factors, including competitiveness of product offerings, market conditions and product life cycles when determining obsolescence. Excess and obsolete inventories are charged to cost of revenue and a new, lower-cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

The Company’s inventories include high-technology parts that may be subject to rapid technological obsolescence and which are sold in a highly competitive industry. If actual product demand or selling prices are less favorable than forecasted amounts, the Company may be required to take additional inventory write-downs.

Property and Equipment

Property and equipment, including leasehold improvements, are recorded at cost and depreciated using the straight-line method over their estimated useful lives, ranging from one to seven years. Leasehold improvements and assets acquired under capital leases are depreciated over the lesser of their estimated useful lives or the remaining lease term of the respective assets. Repairs and maintenance costs are charged to expenses as incurred.

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

Intangible assets are amortized on a straight-line basis over their estimated economic lives of six to seven years for existing technology, acquired in business combinations;  five to sixteen years for patents acquired in business combinations, based on the term of the patent or the estimated useful life, whichever is shorter;  one year for order backlog, acquired in business combinations;  ten years for trade name, acquired in business combinations; and three to eight years for customer relationships, acquired in business combinations.

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

When evaluating goodwill for impairment, the Company may initially perform a qualitative assessment which includes a review and analysis of certain quantitative factors to estimate if a reporting units’ fair value significantly exceeds its carrying value. When the estimate of a reporting unit’s fair value appears more likely than not to be less than its carrying value based on this qualitative assessment, the Company continues to the first step of a two step impairment test. The first step requires a comparison of the fair value of the reporting unit to its net book value, including goodwill. The fair value of the reporting units is determined based on a weighting of income and market approaches. Under the income approach, the Company calculates the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, the Company estimates the fair value based on market multiples of revenue or earnings for comparable companies. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, and future economic and market conditions and determination of appropriate market comparables. The Company bases these fair value estimates on reasonable assumptions but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair values of the reporting unit’s net assets, other than goodwill, and the fair value of the reporting unit, and, if the difference is less than the net book value of goodwill, an impairment charge is recorded. In the event that the Company determines that the value of goodwill has become impaired, it will record a charge for the amount of impairment during the fiscal quarter in which the determination is made.  The Company operates in one reporting unit.  The Company conducted its 2013 annual goodwill impairment analysis in the fourth quarter of 2013 and no goodwill impairment was indicated.

  Restricted Cash

Restricted cash as of December 31, 2013 and 2012 consists of $284,000 and $282,000, respectively, which includes $151,000 in satisfaction of the letter of credit provisions of the Company’s Bothell, Washington facility lease which has a lease term ending the first quarter of 2014, $58,000 and $56,000, respectively, held in an escrow account related to its facility lease in Zurich, Switzerland, for which it is management’s expectation to continue to renew this lease beyond the current year and $75,000 with Silicon Valley Bank to secure its credit card.  Restricted cash is held in interest-bearing cash accounts and is classified as long term.

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

Foreign Currency

The financial position and results of operations of the Company’s foreign subsidiaries are measured using the local currency as their functional currency. Accordingly, all assets and liabilities for these subsidiaries are translated into U.S. dollars at the current exchange rates as of the respective balance sheet date. Revenue and expense items are translated at the average exchange rates prevailing during the period. Cumulative gains and losses from the translation of these subsidiaries’ financial statements are reported as a separate component of accumulated other comprehensive income, net of tax, a component of stockholders’ equity. The Company records foreign currency transaction gains and losses, realized and unrealized, in other income (expense), net in the consolidated statements of operations. The Company recorded approximately $11,000 of net transaction loss in 2013 and $41,000 of net transaction gain in 2012.

Product Warranty

The Company’s products typically carry a standard warranty period of approximately one year which provides for the repair, rework or replacement of products (at its option) that fail to perform within stated specification. The Company provides for the estimated cost to repair or replace the product at the time of sale. The warranty accrual is estimated based on historical claims and assumes that it will replace products subject to claims.

Shipping Costs

The Company charges shipping costs to cost of revenue as incurred.

Research and Development Expense

Research and development expenses are expensed as incurred. Research and development expense consists primarily of salaries and related expenses for research and development personnel, consulting and engineering design, non-capitalized tools and equipment, engineering related semiconductor masks, depreciation for equipment, engineering expenses paid to outside technology development suppliers, allocated facilities costs and expenses related to stock-based compensation.

Advertising Expense

Advertising costs are expensed as incurred. Advertising expenses, which are recorded in selling, general and administrative expenses, were approximately $46,000 and $66,000 for the years ended December 31, 2013 and 2012, respectively.

Stock-Based Compensation

Stock-based compensation is measured at the date of grant, based on the fair value of the award. For options, the Company amortizes the compensation costs on a straight-line basis over the requisite service period of the option, which is generally the option vesting term of four years. For restricted stock units (“RSU”), the Company amortizes the compensation costs on a straight-line basis over the requisite service period of the RSU grant, which is generally the vesting term of one to four years. The benefits of tax deductions in excess of recognized compensation expense are reported as a financing cash flow. All of the stock compensation is accounted for as an equity instrument.

For RSUs, stock-based compensation is based on the fair value of the Company’s common stock at the grant date.

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

The fair value of RSUs granted is the product of the number of shares granted and the grant date fair value of the Company’s common stock. RSUs are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. Typically, vesting of RSUs is subject to the employee's continuing service to the Company. RSUs generally vest over a period of one to four years and are expensed ratably on a straight-line basis over their respective vesting period net of estimated forfeitures.

Warrants

Warrants issued as equity awards are recorded based on the estimated fair value of the awards at the grant date.  The Company uses the Black-Scholes option-pricing model to measure the fair value of its equity warrant awards utilizing various assumptions with respect to expected holding period, risk-free interest rates, stock price volatility and dividend yield.

Warrants with certain features, including down-round protection, are recorded as liability awards.  These warrants are valued using a Black-Scholes option-pricing model which requires various assumptions with respect to expected holding period, risk-free interest rates, stock price volatility and dividend yield.  The warrants are recorded as a liability each reporting period, and the change in the fair value of the liability is recorded as other income (expense), net until the warrant is exercised or cancelled.

Net Loss per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding. The number of shares used in the computation of diluted net loss per share is the same as those used for the computation of basic net loss per share as the inclusion of dilutive securities would be anti-dilutive because the Company is in a loss position for the periods presented. Potentially dilutive securities are composed of the incremental common shares issuable upon the exercise of stock options and the vesting of RSUs awards. For purposes of the diluted net loss per share calculation, RSUs, stock options to purchase common stock and warrants to purchase common stock are considered to be dilutive securities.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of two components: net loss and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under U.S. GAAP are recorded as an element of stockholders’ equity, but are excluded from net loss. Accumulated other comprehensive income in the accompanying consolidated balance sheets includes foreign currency translation adjustments arising from the consolidation of the Company’s foreign subsidiaries and its pension liabilities. Comprehensive income (loss) is presented net of income tax and the tax impact is immaterial.

The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	December 31,
	2013	2012
Accumulated comprehensive income:
Foreign currency translation adjustment, net of tax	$353	$262
Change in pension liability in connection with actuarial gain, net of tax	137	36
Total	$490	$298

NOTE 2—BALANCE SHEET COMPONENTS

Accounts receivable, net, consisted of the following, as of (in thousands):

	December 31,
	2013	2012
Accounts receivable	$5,241	$5,393
Allowance for doubtful accounts	(220)	(337)
	$5,021	$5,056

Property and equipment, net consisted of the following, as of (in thousands, except depreciable life):

	Life	December 31,
	(In years)	2013	2012
Network and laboratory equipment	3 – 5	$11,250	$10,654
Computer software and equipment	2 – 3	3,928	3,747
Furniture and fixtures	3 – 7	176	176
Office equipment	3 – 5	137	106
Leasehold improvements	1 – 5	378	378
Construction-in-progress	—	-	236
		15,869	15,297
Accumulated depreciation and amortization		(12,870)	(10,718)
Property and equipment, net		$2,999	$4,579

Depreciation and amortization expense related to property and equipment was $2.2 million and $2.7 million for the years ended December 31, 2013 and 2012, respectively.

In addition to the property and equipment above, the Company has prepaid licenses. For the years ended December 31, 2013 and 2012, amortization related to these prepaid licenses was $660,000 and $388,000, respectively.

Inventories consisted of the following, as of (in thousands):

	December 31,
	2013	2012
Raw materials	$2,103	$2,290
Work in process	780	687
Finished goods	1,734	1,134
	$4,617	$4,111

Other current liabilities consisted of the following, as of (in thousands):

	December 31,
	2013	2012
Amounts billed to the U.S. government in excess of approved rates	$191	$191
Warranty liability	330	612
Customer deposits	313	432
Capital lease obligation, current portion	284	324
Restructuring liabilities	30	168
Sales return reserve	151	65
Other	1,447	1,288
	$2,746	$3,080

NOTE 3—FAIR VALUE MEASUREMENTS

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012 (in thousands):

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013:
Assets:
Cash equivalents:
Money market funds	$1,356	$1,356	$-	$-
	$1,356	$1,356	$-	$-
Current liabilities:
Liability warrants	$15	$-	$-	$15

December 31, 2012:
Assets:
Cash equivalents:
Money market funds	$2,856	$2,856	$-	$-
	$2,856	$2,856	$-	$-
Current liabilities:
Liability warrants	$24	$-	$-	$24

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

As of December 31, 2013 and 2012, the Company did not have any significant transfers of investments between Level 1, Level 2, and Level 3.

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

Liability Warrants

The Company issued warrants to Bridge Bank in connection with a waiver of certain events of default that arose under a November 2009 loan and security agreement with Bridge Bank. Certain provisions in the warrant agreements provided for down-round protection if the Company raised equity capital at a per share price which was less than the per share price of the warrants. Such down-round protection also requires the Company to classify the value of the warrants as a liability on the issuance date and then record changes in the fair value through the consolidated statements of operations for each reporting period until the warrants are either exercised or cancelled. The fair value of the liability is recalculated and adjusted each quarter with the differences being charged to other income (expense), net on the consolidated statements of operations. The fair value of these warrants was determined using a Black-Scholes option-pricing model, which requires the use of significant unobservable market values.  As a result, these warrants are classified as Level 3 financial instruments. On July 7, 2010, the Company raised additional equity through an offering of 2,760,000 shares at $1.75 per share, thus triggering the down-round protection and adjustment of the number of warrants issued to Bridge Bank. On December 24, 2013, the Company raised additional equity through an offering of 9,573,750 shares at $1.42 per share, thus triggering the down-round protection and adjustment of the number of warrants issued to Bridge Bank.

The fair value of the warrants was estimated using the following assumptions:

	As of December 31, 2013	As of December 31, 2012
Stock price	$1.53	$1.92
Strike price	$2.51	$3.32
Expected life	3.55 years	4.55 years
Risk-free interest rate	1.30%	0.62%
Volatility	65%	85%
Fair value per share	$0.52	$1.03

The following table summarizes the warrants subject to liability accounting as of December 31, 2013 and 2012 (in thousands, except share and per share amounts) (see also Note 6 – Stockholders’ Equity):

								Year Ended December 31, 2013		Year Ended December 31, 2012
Holder	Original Warrants	Adjusted Warrants	Grant Date	Expiration Date	Price per Share	Fair Value December 31, 2013	Fair Value December 31, 2012	Exercise of Warrants	Change in Fair Value	Exercise of Warrants	Change in Fair Value	Related Agreement
Bridge Bank	20,000	29,115	4/7/2010	7/7/2017	$2.51	$15	$24	-	$(9)	-	$3	Credit Agreement

The change in the fair value of Level 3 liabilities is as follows (in thousands):

Fair value at December 31, 2011	$21
Exercise of warrants	-
Change in fair value	3
Fair value at December 31, 2012	24
Exercise of warrants	-
Change in fair value	(9)
Fair value at December 31, 2013	$15

The warrant liability is included in other current liabilities on the consolidated balance sheets.

  NOTE 4—INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of the following (in thousands):

	As of December 31, 2013			As of December 31, 2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$3,277	$(1,697)	$1,580	$3,277	$(1,274)	$2,003
Existing technology	3,783	(2,473)	1,310	3,783	(2,065)	1,718
Order backlog	732	(732)	-	732	(732)	-
Patents	457	(397)	60	457	(321)	136
Trade name	659	(322)	337	659	(246)	413
Total	$8,908	$(5,621)	$3,287	$8,908	$(4,638)	$4,270

During the year ended December 31, 2013 and 2012, amortization of intangible assets was as follows (in thousands):

	December 31, 2013	December 31, 2012
Cost of revenue	$484	$489
Selling, general and administrative expense	499	522
	$983	$1,011

Estimated future amortization expense related to intangible assets as of December 31, 2013 is as follows (in thousands):

Years ending December 31,
2014	$893
2015	893
2016	869
2017	487
2018	145
Total	$3,287

The Company performs a review of the carrying value of its intangible assets, if circumstances warrant. In its review, it compares the gross, undiscounted cash flows expected to be generated by the underlying assets against the carrying value of those assets. To the extent such cash flows do not exceed the carrying value of the underlying asset; it will record an impairment charge.  During the fourth quarter of 2013, the Company performed an impairment analysis and did not find any indicators of impairment for its intangibles.

As of December 31, 2013, the Company had $9.9 million of goodwill in connection with the acquisitions of ChipX and Endwave. In addition to its annual review, the Company also performs a review of the carrying value of its intangible assets if the Company believes that indicators of impairment exist. During the fourth quarter of 2013, there were no factors which indicated impairment. The Company did not record impairment on any intangibles, including goodwill, for the year ended December 31, 2013. In addition, the Company did not record an impairment of goodwill for the year ended December 31, 2012.

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

The Company had no outstanding balance on its line of credit as of December 31, 2013.

NOTE 6—STOCKHOLDERS’ EQUITY

Public Offering

On December 19, 2013, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Roth Capital Partners, LLC as representative of several underwriters to the Underwriting Agreement relating to a public offering of an aggregate of 8,325,000 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share at a public offering price of $1.42 per share. The Shares are accompanied by the associated rights to purchase shares of Series A Junior Preferred Stock, par value $0.001 per share, of the Company created by the Rights Agreement, dated December 16, 2011, between the Company and the American Stock Transfer & Trust Company, LLC, as Rights Agent (the “Rights Agreement”).  Under the terms of the Underwriting Agreement, the Company granted the Underwriters a 30 day option to purchase up to an additional 1,248,750 shares of common stock to cover over-allotments.

On December 24, 2013, the Company completed its public offering of 9,573,750 newly issued shares of common stock at a price to the public of $1.42 per share. The number of shares sold in the offering included the underwriter’s full exercise on December 24, 2013 of their over-allotment option of 1,248,750 shares of common stock. The net proceeds to the Company from the offering was approximately $12.3 million which consisted of $12.5 million after underwriting discounts, commissions and expenses less an additional $250,000 for legal, accounting, registration and other transaction costs related to the public offering.

Modified Dutch Auction Tender Offer

On March 23, 2012, the Company announced the commencement of a modified Dutch auction tender offer to purchase up to $2.0 million in value of the Company’s common stock, $0.001 par value per share, at a price not greater than $3.10 nor less than $2.85 per share.

On May 22, 2012, the Company completed its modified Dutch auction tender offer and repurchased 701,754 shares of its common stock, at a price of $2.85 per share and at a total cost of $2.2 million, which included $209,000 for investment banking, registration and other transaction costs.  The repurchased shares are included as treasury shares in the consolidated balance sheet as of December 31, 2013.

Common and Preferred Stock

In December 2008, the Company’s stockholders approved an amendment to the Certificate of Incorporation to authorize 50,000,000 shares of common stock of par value $0.001. In addition, the Company is authorized to issue 1,000,000 shares of preferred stock of $0.001 par value of which 300,000 shares have been designated Series A Junior Preferred Stock with powers, preferences and rights as set forth in the certificate of designation dated December 16, 2011; the remainder of the shares of preferred stock are undesignated, for which the Board of Directors is authorized to fix the designation, powers, preferences and rights. As of December 31, 2013 and 2012, there were no shares of preferred stock issued or outstanding.

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

During the third quarter of fiscal 2010 the Company raised equity by selling an additional 2,760,000 shares to the public at a per share price of $1.75 resulting in gross proceeds of $4.8 million. During the fourth quarter of fiscal 2013 the Company raised equity by selling an additional 9,573,750 shares to the public at a per share price of $1.42 resulting in gross proceeds of $13.6 million. During the 2010 and 2013 stock offerings, the Company issued additional warrants to purchase common stock due to the anti-dilution provisions for the warrants that had been previously issued. For the 20,000 warrants originally issued to Bridge Bank, due to the anti-dilution provision, an additional 2,671 warrants were issued as a result of the 2010 stock offering for a total of 22,671 warrants with an average exercise price of $3.22. For the 22,671 warrants issued to Bridge Bank, due to the anti-dilution provision, an additional 6,444 warrants were issued as a result of the 2013 stock offering for a total of 29,115 warrants with an average exercise price of $2.51. As of December 31, 2013 and 2012, the 29,115 and 22,671, respectively, warrants were still outstanding.

Warrants

As of December 31, 2013, the Company had a total of 1,468,239 warrants to purchase common stock outstanding under all warrant arrangements.  During the year ended December 31, 2012, 137,500 warrants were exercised that resulted in the issuance of 14,158 shares of common stock. There were no warrants exercised during the year ended December 31, 2013.  During the year ended December 31, 2013, 348,800 warrants expired. There were no warrants that expired during the year ended December 31, 2012.  Many of the warrants have anti-dilution provisions which adjust the number of warrants available to the holder such as, but not limited to, stock dividends, stock splits, and certain reclassifications, exchanges, combinations or substitutions. These provisions are specific to each warrant agreement.

			Warrants Outstanding as of December 31,		Warrants Expired During the Year Ended December 31,	Warrants Exercised During the Year Ended December 31,
Holder	Exercise Price per Share	Expiration Date	2013	2012	2013	2012
Alliance Advisors LLC	$1.75	7/20/2014	25,000	25,000	-	-
Bridge Bank	$2.51	7/7/2017	29,115	22,671	-	-
Warrants issued to PIPE investros	$2.50	12/28/2013	-	242,500	242,500	137,500
Sandgrain Securities Inc.	$2.50	12/28/2013	-	4,000	4,000	-
Warrants issued to investors in connection with the Lumera Merger	$24.00	2/21/2013	-	22,500	22,500	-
Warrants issued to investors in connection with the Lumera Merger	$6.08	1/16/2014	284,999	284,999	-	-
Silicon Valley Bank	$0.73	10/5/2017	4,125	4,125	-	-
Silicon Valley Bank	$4.00	4/23/2017	125,000	125,000	-	-
Warrants issued to GigOptix LLC executives in connection with the Lumera Merger	$6.08	7/16/2013	-	79,800	79,800	-
DBSI Liquidating Trust	$2.60	4/8/2014	500,000	500,000	-	-
DBSI Liquidating Trust	$3.00	4/8/2015	500,000	500,000	-	-
			1,468,239	1,810,595	348,800	137,500

Equity Incentive Plan

As of December 31, 2013 and 2012, there were 10,306,671 options and 10,100,429 options outstanding under all stock option plans.  As of December 31, 2013 and 2012, there were 1,313,801 and 199,005 RSUs outstanding under the 2008 Equity Incentive Plan.

2008 Equity Incentive Plan

In December 2008, the Company adopted the 2008 Equity Incentive Plan (the “2008 Plan”) for directors, employees, consultants and advisors to the Company or its affiliates. Under the 2008 Plan, 2,500,000 shares of common stock were reserved for issuance upon the completion of a merger with Lumera Corporation (“Lumera”) on December 9, 2008. On January 1 of each year, starting in 2009, the aggregate number of shares reserved for issuance under the 2008 Plan increase automatically by the lesser of (i) 5% of the number of shares of common stock outstanding as of the Company’s immediately preceding fiscal year, or (ii) a number of shares determined by the Board of Directors. The maximum number of shares of common stock to be granted is up to 21,000,000 shares. Forfeited options or awards generally become available for future awards.  As of December 31, 2013, the stockholders had approved 15,021,253 shares for future issuance. On January 1, 2013, there was an automatic increase of 1,110,288 shares. As of December 31, 2013, 11,130,371 options to purchase common stock and RSUs were outstanding and 2,784,883 shares are authorized for future issuance under the 2008 equity incentive plan.

Under the 2008 Plan, the exercise price of a stock option is at least 100% of the stock’s fair market value on the date of grant, and if an ISO is granted to a 10% stockholder at least 110% of the stock’s fair market value on the date of grant. Vesting periods for awards are recommended by the chief executive officer and generally provide for stock options to vest over a four-year period, with a one year vesting cliff of 25%, and have a maximum life of ten years from the date of grant.  The Company has also issued RSUs which generally vest over a one to four year period.

2007 Equity Incentive Plan

In August 2007, GigOptix LLC adopted the GigOptix LLC Equity Incentive Plan (the "2007 Plan"). The 2007 Plan provided for grants of options to purchase membership units, membership awards and restricted membership units to employees, officers and non-employee directors, and upon the completion of the merger with Lumera were converted into grants of up to 632,500 shares of stock. Vesting periods are determined by the Board of Directors and generally provide for stock options to vest over a four-year period and expire ten years from date of grant. Vesting for certain shares of restricted stock is contingent upon both service and performance criteria. The 2007 Plan was terminated upon the completion of merger with Lumera on December 9, 2008 and the remaining 864 stock options not granted under the 2007 Plan were cancelled. No shares of the Company’s common stock remain available for issuance of new grants under the 2007 Plan other than for satisfying exercises of stock options granted under this plan prior to its termination. As of December 31, 2013, options to purchase a total of 414,936 shares of common stock and 4,125 warrants to purchase common stock were outstanding.

Lumera 2000 and 2004 Stock Option Plan

In December 2008, in connection with the merger with Lumera, the Company assumed the existing Lumera 2000 Equity Incentive Plan and the Lumera 2004 Stock Option Plan (the “Lumera Plan”). All unvested options granted under the Lumera Plan were assumed by the Company as part of the merger. All contractual terms of the assumed options remain the same, except for the converted number of shares and exercise price based on merger conversion ratio of 0.125. As of December 31, 2013, no additional options can be granted under the Lumera Plan, and options to purchase a total of 75,165 shares of common stock were outstanding.

 Stock-based Compensation Expense

The following table summarizes the Company’s stock-based compensation expense for fiscal years 2013 and 2012 (in thousands):

	Years ended December 31,
	2013	2012
Cost of revenue	$263	$230
Research and development expense	1,034	1,579
Selling, general and administrative expense	2,257	3,146
Restructuring expense	662	132
	$4,216	$5,087

As of December 31, 2013, included in the $4.2 million of stock-based compensation expense is $662,000 in restructuring expense to accelerate the vesting of stock options (see Note 8 - Restructuring).

During the years ended December 31, 2013 and 2012, the Company granted options to purchase 689,010 and 2,771,533 shares of common stock, respectively, with an estimated total grant-date fair value of $436,000 and $4.8 million, respectively and $0.63 and $1.74 per share, respectively.

During the year ended December 31, 2013, the Company granted 1,578,373 RSUs with a grant-date fair value of $1.8 million or $1.16 per share.  During the year ended December 31, 2012, the Company granted 829,269 RSUs with a grant-date fair value of $2.3 million or $2.78 per share.

As of December 31, 2013, the total compensation cost not yet recognized in connection with unvested stock options and RSUs under the Company’s equity compensation plans was approximately $3.9 million and $1.3 million, respectively. Unrecognized compensation will be amortized on a straight-line basis over a weighted-average period of approximately 2.07 years for stock options and approximately 1.85 years for RSUs.

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

The fair value of the Company’s stock options granted to employees was estimated using the following weighted-average assumptions:

Expected Term—Expected term used in the Black-Scholes option-pricing model represents the period that the Company’s stock options are expected to be outstanding and is measured using the technique described in Staff Accounting Bulletin No. 107.

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

Stock Option and RSU Activity

The following is a summary of option activity for the Company’s equity incentive plans, including both the 2008 Plan and other prior plans for which there are outstanding options but no new grants since the 2008 Plan was adopted:

	Years Ended December 31,
	2013				2012
	Options	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term, in Years	Aggregate Intrinsic Value, in Thousands	Options	Weighted- average Exercise Price	Weighted-average Remaining Contractual Term, in Years	Aggregate Intrinsic Value, in Thousands
Outstanding, beginning of year	10,100,429	$2.42			8,495,725	$2.58
Granted	689,010	$0.92			2,771,533	$2.64
Exercised	(12,221)	$1.09		$3	(230,466)	$1.73		$178
Forfeited/Expired	(470,547)	$2.12			(936,363)	$4.65
Balance, end of year	10,306,671	$2.34	6.96	$1,405	10,100,429	$2.42	7.81	$1,874

Vested and exercisable and expected to vest, end of year	10,101,382	$2.34	6.93	$1,379	9,512,994	$2.43	7.77	$1,868

Vested and exercisable, end of year	7,297,096	$2.39	6.47	$1,017	5,004,706	$2.32	6.92	$1,809

The aggregate intrinsic value reflects the difference between the exercise price of the underlying stock options and the Company’s closing share price of $1.53 as of December 31, 2013.

The following table summarizes information about options outstanding and exercisable under the Company’s equity incentive plans as of December 31, 2013:

	Options Outstanding			Options Exercisable
	Number of Shares Outstanding	Weighted- average Remaining Contractual Life, in Years	Weighted- average Exercise Price	Exercisable	Weighted- average Exercise Price
$0.73 – $1.83	2,836,418	6.03	$1.04	2,075,768	$1.05
$1.86 – $2.40	2,044,982	6.60	$2.15	1,780,182	$2.14
$2.50 – $2.70	5,055,034	7.73	$2.63	3,083,900	$2.62
$3.03 – $18.16	308,759	6.02	$4.11	295,768	$4.16
$18.18 – $57.44	61,478	2.67	$35.61	61,478	$35.61
$0.73 – $57.44	10,306,671	6.96	$2.34	7,297,096	$2.39

RSUs are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. Typically, vesting of RSUs is subject to the employee’s continuing service to the Company. RSUs generally vest over a period of one to four years and are expensed ratably on a straight line basis over their respective vesting period net of estimated forfeitures. The fair value of the RSUs granted is the product of the number of shares granted and the grant date fair value of the Company’s common stock.

The following is a summary of RSU activity for the indicated periods:

	Years Ended December 31,
	2013				2012
	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- average Remaining Contractual Term, in Years	Aggregate Intrinsic Value, in Thousands	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- average Remaining Contractual Term, in Years	Aggregate Intrinsic Value, in Thousands
Outstanding, January 1	199,005	$2.78	0.16	$382	-	$-
Granted	1,578,373	1.16			829,269	2.78
Released	(426,141)	1.83			(607,206)	2.78
Forfeited/expired	(37,436)	1.19			(23,058)	2.75
Outstanding, December 31	1,313,801	$1.19	1.85	$2,010	199,005	$2.78	0.16	$382

The majority of the RSUs that vested in the year ended December 31, 2013 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were based on the value of the RSUs on their vesting date as determined by the Company’s closing stock price. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company. For the year ended December 31, 2013, 426,141 shares of RSUs vested with an intrinsic value of approximately $652,000. The Company withheld 150,242 shares to satisfy approximately $194,000 of employees’ minimum tax obligation on the vested RSUs.

NOTE 7—BENEFIT PLANS

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

	Years ended December 31,
	2013	2012
Change in projected benefit obligation:
Beginning benefit obligation	$692	$450
Service cost	35	35
Interest cost	16	10
Plan participants contributions	21	14
Foreign exchange adjustments	16	19
Actuarial loss (gain)	(132)	77
Transfer in	-	87
Ending benefit obligation	$648	$692

Change in plan assets:
Beginning fair value of plan assets	$440	$385
Employer contributions	21	14
Plan participants' contributions	21	14
Foreign exchange adjustments	14	12
Expected return on plan assets	12	(72)
Transfer in	-	87
Ending fair value of plan assets	$508	$440
Benefits paid	$-	$-

The following table summarizes the funding status as of December 31, 2013 and 2012 (in thousands):

	Years ended December 31,
	2013	2012
Projected benefit obligation	$(648)	$(692)
Fair value of plan assets	508	440
Funded status of the plan at the end of the year, recorded as a long-term liability	$(140)	$(252)

The total net periodic benefit cost for the year ending December 31, 2014 is expected to be approximately $23,000.

The amount that will be amortized from accumulated other comprehensive income, net of tax, into net periodic benefit cost in 2014 is $10,000. The following are the components of estimated net periodic benefit cost in 2014 (in thousands):

Year ending December 31, 2014
Service cost (net)	$30
Interest cost	14
Expected return on plan assets	(11)
Amortization:
Actuarial gain	(10)
Net periodic benefit cost	$23

Assumptions

Weighted average assumptions used to determine benefit obligations as of December 31, 2013 for the plan were a discount rate of 2.25%, a rate of compensation increase of 2.00%, and an expected return on assets of 2.25%.  The GigOptix-Helix Plan is reinsured with the Helvetia Swiss Life Insurance Company via the Swisscanto Collective Foundation.  The expected return on assets is derived as follows: Swiss pension law requires that the insurance company pay an interest rate of at least 1.5% per annum on old-age savings accounts.  In addition to the mandatory rate, the Company expects 0.75% of surplus sharing from the insurance company.

Weighted average assumptions used to determine costs for the plan as of December 31, 2012 were a discount rate of 1.90%, rate of compensation increase of 2.00%, and expected return on assets of 1.90%.

Net Periodic Benefit Cost

The net periodic benefit cost for the plan included the following components (in thousands):

	Years ended December 31,
	2013	2012
Service cost (net)	$35	$35
Interest cost	16	10
Net periodic benefit cost	$51	$45

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

Contributions

The Company anticipates contributions to the plan of approximately $22,000 in the year ending December 31, 2014. Actual contributions may differ from expected contributions due to various factors, including performance of plan assets, interest rates and potential legislative changes. The Company is not able to estimate expected contributions beyond fiscal year 2014.

Estimated Future Benefit Payments

The Company does not expect benefit payments through 2024.

Israel Severance Plan liability

Under Israeli law, the Company is required to make severance payments to its retired or dismissed Israeli employees and Israeli employees leaving its employment in certain other circumstances. The Company’s severance pay liability to its Israeli employees is calculated based on the salary of each employee multiplied by the number of years of such employee’s employment and is presented in its balance sheet in long-term liabilities, as if it was payable at each balance sheet date on an undiscounted basis. This liability is partially funded by the purchase of insurance policies in the name of the employees. The surrender value of the insurance policies of $9,000 is presented in long-term assets. Severance pay expense for the year ended December 31, 2013 was $0. As of December 31, 2013, accrued severance liability and severance assets were $15,000 and $9,000, respectively.

GigOptix 401(k) Plan

The Company has a 401(k) retirement plan which was adopted by GigOptix, LLC as of January 4, 2008.  In December 2011, the GigOptix 401k plan merged into the Endwave 401k plan.  This plan is intended to be a qualified retirement plan under the Internal Revenue Code.  It is a defined contribution as opposed to a defined benefit plan.  The Company made $59,000 and $28,000 matching contributions during fiscal 2013 and 2012, respectively.

NOTE 8—RESTRUCTURING

During the first quarter of 2013, the Company undertook restructuring activities to reduce its expenses.  The components of the restructuring charge included $662,000 of non-cash expenses associated with the acceleration of stock options and RSUs, $288,000 of cash expenses for severance, benefits and payroll taxes and other costs associated with employee terminations.  The net charge for these restructuring activities was $950,000.

During the first of quarter of 2012, the Company undertook restructuring activities to reduce its expenses. The components of the restructuring charge included severance, benefits, payroll taxes, expenses associated with the acceleration of stock options, and other costs associated with employee terminations.  The net charge for these restructuring activities was $207,000.

For the year ended December 31, 2012, the Company recorded restructuring expense of $93,000 that was the result of a $207,000 restructuring charge mentioned above which was partially offset by a $74,000 benefit related to the sublet of the Palo Alto facility and a $40,000 benefit due to lower than anticipated restructuring charges related to the Endwave merger.

The following is a summary of the restructuring activity (in thousands):

	Year ending December 31,
	2013	2012
Beginning balance	$168	$696
Charges	950	207
Uses and adjustments	(1,088)	(735)
Ending balance	$30	$168

 As of December 31, 2013, the $30,000, respectively, in accrued restructuring, which is included in other current liabilities, represented the deposit for the Palo Alto facilities restructuring which is expected to be paid out by the first quarter of 2014.

As of December 31, 2012, the Company had $168,000, respectively, in accrued restructuring, which was all included in other current liabilities.

NOTE 9—INCOME TAXES

The components of loss before provision for income taxes are as follows (in thousands):

	Years ended December 31,
	2013	2012
United States	$1,480	$(6,156)
International	(3,376)	(767)
Loss before provision for income taxes	$(1,896)	$(6,923)

Components of provision for income taxes are as follows (in thousands):

	Years ended December 31,
	2013	2012
Current
United States	$37	$115
International	-	-
State	13	2
Total	50	117

Deferred
United States	-	(36)
International	-	-
Total	-	(36)

Provision for income taxes	$50	$81

Provision for income taxes differs from the amount computed by applying the statutory United States federal income tax rate to loss before taxes as follows:

	Years ended December 31,
	2013	2012
Income tax at the federal statutory rate	(34.00)%	(34.00)%
State tax net of federal benefit	0.71%	0.02%
Foreign tax rate differential	60.55%	4.19%
Permanent items and other	1.93%	1.67%
Losses not benefited	(26.55)%	29.29%
Effective tax rate	2.64%	1.17%

The components of the net deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2013	2012
Deferred tax asset (liability), net
Net operating losses	$20,398	$21,530
Tax credits	3,022	3,022
Accrued and reserves	1,872	2,139
Fixed assets	966	847
Other	2,176	1,506
Total deferred tax asset	28,434	29,044
Valuation allowance	(27,587)	(27,898)
Net deferred tax asset	847	1,146

Pension other comprehensive income	(40)	-
Intangible assets	(847)	(1,146)
Deferred tax liability	(887)	(1,146)

Net deferred tax asset (liability)	$(40)	$-

The deferred tax liability is included in other long term liabilities on the consolidated balance sheet.

The Company has a full valuation allowance on deferred tax assets in excess of deferred tax liabilities. Because of its limited operating history and cumulative losses, management believes it is more likely than not that the remaining deferred tax assets will not be realized.

The Company’s valuation allowance decreased by approximately $311,000 during the year ended December 31, 2013 and decreased by approximately $1.4 million during the year ended December 31, 2012.

The Company has approximately $42.9 million of federal net operating losses carryforwards and $27.2 million of state net operating loss carryforwards as of December 31, 2013. The federal and state net operating losses expire starting in 2014 through year 2033. The Company has approximately $3.8 million of federal research and development tax credit (“R&D credit”) carryforwards and $3.4 million of California R&D credit carryforwards as of December 31, 2013. The federal R&D credit carryforwards begin to expire in 2029 while the California R&D credits are not subject to a carryforward limitation.  Utilization of a portion of the net operating losses and credit carryforwards are subject to an annual limitation due to the ownership change provision of the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. The Company also has approximately $13.6 million of net operating loss carryforwards in Israel related to its acquisition of ChipX which can be carried forward indefinitely.

Any interest and penalties incurred on the settlement of outstanding tax positions would be recorded as a component of income tax expense.  The Company recorded $11,000 and $9,000 of interest and penalty expenses as of December 31, 2013 and 2012, respectively.

The Company’s unrecognized tax benefits as of December 31, 2013 relate to various domestic and foreign jurisdictions.  As of December 31, 2013, the Company had total gross unrecognized tax benefits of $2.8 million, which if recognized would affect the effective tax rate.  As of December 31, 2013 and 2012, the amount of long-term income taxes payable for unrecognized tax benefits, including accrued interest, was $368,000 and $331,000, respectively.  The Company does not anticipate any significant changes to its unrecognized tax benefits within the next 12 months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Total
Balance at December 31, 2011	$2,065
Increases related to current year tax positions	364
Increases related to prior year tax positions	99
Decreases related to prior year tax positions	(5)
Balance at December 31, 2012	2,523
Increases related to current year tax positions	205
Increases related to prior year tax positions	37
Decreases related to prior year tax positions	-
Balance at December 31, 2013	$2,765

The Company files tax returns as prescribed by the tax laws of the jurisdictions it operates which include U.S. federal, U.S. state and foreign tax returns.  The Company’s major tax jurisdictions are the U.S., California, Switzerland, Germany and Israel. The Company’s federal and state tax returns for the years 2000 through 2013 remain subject to examination.

NOTE 10—NET LOSS PER SHARE

The following table summarizes total securities outstanding which were not included in the calculation of diluted net loss per share because to do so would have been anti-dilutive:

	December 31,
	2013	2012
Stock options and restricted stock units	11,620,472	10,299,434
Common stock warrants	1,468,239	1,810,595
Total	13,088,711	12,110,029

NOTE 11—SEGMENT AND GEOGRAPHIC INFORMATION

The Company has determined that it operates as a single operating and reportable segment. The following tables reflect the results of the Company’s reportable segment consistent with the management system used by the Company’s Chief Executive Officer, the chief operating decision maker.

The following table summarizes revenue by geographic region (in thousands):

	Years ended December 31,
	2013	2012
North America	$7,943	$11,298
Asia	7,700	9,731
Europe	12,306	15,458
Other	977	247
	$28,926	$36,734

The Company determines geographic location of its revenue based upon the destination of shipments of its products.

During fiscal year 2013, Italy, the United States and Japan accounted for 39%, 24% and 13% of revenue, respectively. During fiscal year 2012, the United States, Italy, Hungary, and Japan accounted for 28%, 21%, 12%, and 11% of revenue, respectively. No other countries accounted for more than 10% of the Company’s consolidated revenue during the periods presented.

The following table summarizes revenue by product line (in thousands):

	Years ended December 31,
	2013	2012
HSC	$19,886	$21,307
Industrial	9,040	14,549
Government	-	878
Total revenue	$28,926	$36,734

The following table summarizes long-lived assets by country (in thousands):

	December 31,
	2013	2012
United States	$2,004	$2,595
Switzerland	995	1,984
	$2,999	$4,579

Long-lived assets, comprising property and equipment, are reported based on the location of the assets.

NOTE 12—COMMITMENTS AND CONTINGENCIES

Commitments

Leases

The Company leases its domestic and foreign sales offices under non-cancelable operating leases. These leases contain various expiration dates and renewal options. The Company also leases certain software licenses under operating leases. Total rental expense for 2013 and 2012 was $560,000 and $575,000, respectively.

Aggregate non-cancelable future minimum lease payments under capital and operating leases are as follows (in thousands):

	Capital Leases	Operating Leases
Years ending December 31,	Minmum lease payments	Minmum lease payments
2014	$310	$643
2015	4	351
2016	3	339
2017 and beyond	3	57
Total minimum lease payments	320	$1,390
Less: Amount representing interest	(26)
Total capital lease obligations	294
Less: current portion	(284)
Long-term portion of capital lease obligations	$10

The gross and net book value of the fixed assets purchased under capital lease was as follows (in thousands):

	As of the years December 31,
	2013	2012
Acquired cost	$1,666	$1,653
Accumulated amortization	(1,378)	(1,047)
Net book value	$288	$606

The amortization of fixed assets acquired under capital lease is included in depreciation expense.

Contingencies

Tax Contingencies

The Company’s income tax calculations are based on application of the respective U.S. Federal, state or foreign tax law. Its tax filings, however, are subject to audit by the respective tax authorities. Accordingly, the Company recognizes tax liabilities based upon its estimate of whether, and the extent to which, additional taxes will be due.

Legal Contingencies

From time to time, the Company may become involved in legal proceedings, claims and litigation arising in the ordinary course of business. When it believes a loss is probable and can be reasonably estimated, it accrues the estimated loss in its consolidated financial statements. Where the outcome of these matters is not determinable, it does not make a provision in its financial statements until the loss, if any, is probable and can be reasonable estimated or the outcome becomes known.

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

The table below summarizes the movement in the warranty accrual, which is included as a component of other current liabilities, for the years ended December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
Balance at January 1	$612	$296
Warranties accrued	510	1,328
Warranties settled or reversed	(792)	(1,012)
Balance at December 31	$330	$612

NOTE 13—LEGAL SETTLEMENT

On September 24, 2013, pursuant to the terms of a settlement agreement with M/A-COM Technology Solutions, Inc. (“MACOM”), Optomai, Inc., and three former employees of GigOptix, the Company received a payment of $7.25 million.  The $7.25 million has been recorded as special litigation-related income, net of related legal fees in the operating section of the consolidated statements of operations.

NOTE 14—RECENT ACCOUNTING PRONOUNCEMENTS

            In February 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update requiring centralized disclosure of amounts reclassified from accumulated other comprehensive income (“AOCI”) to net income. The amounts and the source reclassified out of each component of AOCI and the income statement line item affected by the reclassification should be presented either parenthetically on the face of the financial statements or in the notes. The entity does not need to show the income statement line item affected for certain components that are not required to be reclassified to net income in their entirety to net income, instead they would cross reference to the related footnote. This standard is effective for reporting periods beginning after December 15, 2012 and early adoption is permitted. The Company adopted this standard during 2013 and the adoption did not have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued an accounting standards update requiring disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. The entity has to disclose the following information about each obligation: the nature of the arrangement, the total outstanding amount under the arrangement, the carrying amount of a liability and the carrying amount of a receivable recognized, the nature of any recourse provisions, how liability was measured initially, and where the entry was recorded in the financial statements. This standard is effective for fiscal years beginning after December 15, 2013 and early adoption is permitted.  The Company adopted this standard during 2013 and the adoption did not have a material impact on the Company’s consolidated financial statements.

In March 2013, the FASB issued an accounting standards update requiring derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. For transactions occurring within a foreign entity, cumulative translation adjustment (“CTA”) would be released only upon complete or substantially complete liquidation of the foreign entity. Transactions within a foreign entity involve a component of a foreign entity, such as a subsidiary, a group of assets, or an equity investment. For transactions occurring in a foreign entity, CTA will be released based on the type of transaction. Transactions in a foreign entity involve a direct ownership interest of a foreign entity. This standard is effective for fiscal years beginning after December 15, 2013 and early adoption is permitted.  The Company adopted this standard during 2013 and the adoption did not have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued an accounting standards update requiring disclosure of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The entity has to disclose an unrecognized tax benefit, or a portion of an unrecognized tax benefit that should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The standard is effective for fiscal years beginning after December 15, 2013. The Company adopted this standard during 2013 and the adoption did not have a material impact on the Company’s consolidated financial statements.

NOTE 15—SUBSEQUENT EVENTS

On February 10, 2014, the Company entered into a Joint Venture and Quotaholders Agreement (the “Joint Venture Agreement”) with Fundação CPqD – Centro De Pesquisa e Desenvolvimento em Telecomunicações (“CPqD”), a foundation duly organized and existing under the laws of Brazil and based in Campinas, Brazil, and BrPhotonics Produtos Optoeletrônicos LTDA. (“BrP”), a business limited liability company organized in Brazil, pertaining to the inception of BrP as a newly established joint venture company headquartered in Campinas, Brazil which will be a provider of advanced high-speed devices for optical communications and integrated transceiver components that enable information streaming over communications networks. Under the terms of the Joint Venture Agreement, and pursuant to the terms of the Articles of Association of BrP, which have been simultaneously amended with the entry into the Joint Venture Agreement, the Company owns 49% of the quotas of the capital in BrP. CPqD owns the remaining 51% of the quotas of the capital of BrP. The Joint Venture Agreement will enter into force and take effect as to CPqD only after its terms and conditions are approved by CPqD’s Oversight Board, and the release of proceeds from a loan requested by CPqD before FINEP – Agência Brasileira da Inovação to support the establishment of BrP and the development of its corporate purpose and activities, and shall have a term of thirty years which automatically renews for a period of twenty years unless the Company or CPqD delivers written notice to the other at least fifteen months, and no later than twelve months, prior to the expiration of the thirty year term that it wishes to terminate the Joint Venture Agreement.

The Company and CPqD will transfer into BrP their knowledge-base and intellectual property of current existing technologies, and will jointly work through the partnership to enhance, develop, and commercialize advanced products based on these technologies. GigOptix will transfer to Brazil its Thin Film Polymer on Silicon (“TFPSTM”) technology, inventory related to the TFPSTM platform, as well as the complete production line equipment currently residing at its Bothell, Washington, facility. CPqD will transfer to BrP its Silicon Photonics (“SiPh”) technology, optical packaging expertise and design and testing capabilities. In addition, CPqD will provide space for the BrP corporate headquarters and the funding for the BrP operations.

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures.  Our CEO and CFO have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013 and have concluded that these controls and procedures were effective. We believe that a control system, no matter how well designed and operated, can only provide reasonable assurance and cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Our CEO and CFO have concluded that our consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 and  concluded that our internal control over financial reporting was effective as of that date.

As a smaller reporting company, pursuant to the rules of the SEC, this Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The table below sets forth information regarding the members of our Board of Directors and non-director executive officers as of February 28, 2013. Our certificate of incorporation divides the Board of Directors into three classes with overlapping three-year terms. One class is elected each year at the annual meeting of stockholders, and the classes are to be as nearly equal in number as possible. Each director shall hold office until his or her successor is duly qualified. Our Board of Directors and executive officers are as follows:

Name	Age	Position	Director Since
Dr. Avi Katz	55	Chairman of the Board of Directors, Chief Executive Officer and President	2008
Curt Sacks	43	Senior Vice President and Chief Financial Officer	N/A
Andrea Betti-Berutto	48	Senior Vice President and Chief Technical Officer	N/A
Joseph J. Lazzara	62	Director	2011
John J. Mikulsky	67	Director	2011
Neil J. Miotto	67	Director	2008
Frank Schneider	71	Director	2010
Kimberly D.C. Trapp	55	Director	2008

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

Curt P. Sacks has served as our Senior Vice President and Chief Financial Officer since June 2011. He served as Endwave Corporation’s Chief Financial Officer since June 2009. Prior to that, he served as Vice President of Finance and Corporate Controller of Endwave since February 2006. He joined Endwave in 2004 as Corporate Controller, after serving in this capacity for two successive companies—first, for Com21, Inc., a manufacturer of system solutions for the broadband access market; and next with Finisar, Inc., a manufacturer of high-speed communications equipment for data and storage. Prior to 1998, Mr. Sacks worked in corporate finance at 3Com Corporation and as an auditor for Deloitte & Touche LLP. Mr. Sacks is a C.P.A. (inactive) in California with a B.A. in business-economics from the University of California, Los Angeles.

Andrea Betti-Berutto is our Senior Vice President and Chief Technical Officer and has served as our Chief Technical Officer since the inception of GigOptix LLC in July 2007. Mr. Betti-Berutto was a co-founder of GigOptix LLC’s predecessor company, iTerra Communications, LLC, where he served in a variety of capacities from 2000 until July 2007. He also co-founded GigOptix LLC in July 2008. He has more than 16 years of experience in the design of Integrated Circuits (“IC”) and multichip modules for microwave, millimeter-wave, and RF applications. He is the author of several publications in technical journals in the area of power amplifiers, high-speed ICs, and broadband design for lightwave applications. Mr. Betti-Berutto received his M.S. degree in electrical engineering from the University of Rome “La Sapienza”.

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

Neil J. Miotto has served on our Board of Directors since December 2008. He is a retired assurance partner of KPMG LLP, where he was a partner for twenty-seven years until his retirement in September 2006. While at KPMG, Mr. Miotto also served as an SEC reviewing partner. He is a member of American Institute of Certified Public Accountants. He holds a Bachelor of Business Administration degree from Baruch College, of The City University of New York. Mr. Miotto is a member of the Board of Directors of Micrel Inc.  Mr. Miotto brings extensive financial risk assessment and financial reporting experience to our Board of Directors. We believe that Mr. Miotto’s extensive experience with public companies and financial accounting matters makes him well qualified to be on our Board of Directors.

Frank W. Schneider joined our Board of Directors in June 2010. From October 2003 to January 2006, Mr. Schneider served as President and Chief Executive Officer of ION Systems, Inc., a privately-held manufacturer of electrostatic management systems. In January 2006, ION Systems was acquired by MKS Instruments, Inc., where Mr. Schneider served as Vice President and General Manager until his retirement in 2009. Prior to these roles, Mr. Schneider was the President and Chief Executive Officer of GHz Technology, Inc., until its merger with Advanced Power Technology, Inc. Subsequent to the merger, Mr. Schneider served as the Chief Operating Officer for the Radio Frequency business unit of that company. Mr. Schneider also serves on the Board of Directors of Micrel, Incorporated where he serves as a member of the Audit, Compensation, and Nominating Governance Committees, and has served as a member of the advisory board of Neomagic, Inc. and held various management and executive positions with Sharp Electronics Corporation, Philips Semiconductor and Corning Electronics. Mr. Schneider serves as a member of the Compensation Committee of our Board of Directors. He holds a B.S. in Electrical Engineering from West Virginia University and an M.B.A. from Northwestern University’s Kellogg School of Business. We believe Mr. Schneider is well qualified to serve on our Board of Directors due to his leadership skills and industry experience, which he has demonstrated through more than 40 years of management and experience in the semiconductor, electronic component and systems industries.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 furnished to us and written representations that no other reports were required, we believe that each of our directors, executive officers and beneficial owners of greater than 10% of our common stock complied during fiscal year 2013 with the reporting requirements of Section 16(a) of the Exchange Act.

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

•
Review and approve goals and objectives relevant to CEO and other executive officer compensation, evaluate the CEO’s and other executive officers’ performance in light of these corporate goals and objectives, and set CEO and other executive officer compensation levels consistent with its evaluation and the company philosophy;

•	Approve the salaries, bonus and other compensation for all executive officers;

•
Adopt, administer, amend or terminate compensation plans applicable to the employees of the Company and/or any subsidiary of the Company, and review and make recommendations concerning long-term incentive compensation plans, including the use of stock options and other equity-based plans; and

•	Undertake all further actions and discharge all further responsibilities imposed upon the Committee from time to time by the Board, the federal securities laws or the rules and regulations of the SEC.

Our Compensation Committee plays an integral role in setting the named executive officer compensation each year. Generally, during the fourth quarter of each year and leading up to the adoption by the Board of the annual operating plan for the following year, the Compensation Committee meets to discuss recent data and current trends in equity ownership programs for comparable companies.  During such meeting, an independent compensation consultant engaged by the committee provides a report to the Compensation Committee regarding this information. Generally, in the first quarter or the early part of the following year, our Compensation Committee holds a regular meeting in which our Chief Executive Officer and Chief Financial Officer review with the Compensation Committee GigOptix’ financial and business performance for the prior year and management’s business outlook and operating plan for the current year as adopted by the Board at the end of the prior year. In reviewing the prior year’s performance, the Compensation Committee compares our performance to the financial and operational goals set for such year and any management by objectives targets set for such year. In this meeting, the Chief Executive Officer also reviews with the Compensation Committee his assessment of the individual performance of each named executive officer, including his own performance, according to a variety of qualitative performance criteria and salary and bonus trends. Taking into account the information conveyed and discussed at these meetings and the recommendations of our Chief Executive Officer and the independent compensation consultant engaged by the committee, the Compensation Committee then determines:

•	The amount and type of any bonus compensation to be awarded to each named executive officer in respect of the prior year’s performance;

•	Whether to raise, lower or maintain the named executive officer’s base salary for the current year; and

•	Option grants and restricted stock units, if any, to be awarded to each named executive officer.

Each element of our named executive compensation system is described in more detail below.

Comparable Company Comparisons

Each year, the Compensation Committee reviews the named executive officer compensation programs and amounts at comparable companies. GigOptix’ total cash compensation packages are designed to be in the range between the median up to the 75th percentile of total target cash compensation among comparable companies for performance by comparable executives. Our equity compensation program is designed to provide a percentage ownership of GigOptix that is relatively comparable to the median percentage ownership among these comparable companies. However, the individual elements of our executive program (base salary, annual incentive compensation, equity compensation and benefits) may vary from group medians as the Compensation Committee deems appropriate. In addition, we may reduce cash compensation and award RSUs vesting over the course of the following year to make up for such cash compensation reduction.  On occasion, the Compensation Committee may award special bonuses to the named executive officers.

Each year, we engage an independent outside firm which specializes in executive compensation.  During 2012 and 2013, we engaged Compensia.  For this purpose, for 2013, the Compensation Committee looked at companies with less than $50 million in annual revenues as described by the Proprietary 2013 Executive Compensation Survey published by Compensia as well as peer company proxy filings.  We believe those two data sources are appropriate for benchmarking executive compensation because: the companies surveyed are similar in size, both in terms of revenues and market capitalization, to GigOptix; are primarily located in the same geographic market as GigOptix; GigOptix competes with many of the surveyed companies for executive and technical talent; and companies in the indices are selected independently by Compensia. We do not benchmark our executive compensation solely against companies in our industry because few of our competitors are close to our size. Most of our competitors are very large, diversified companies or very small, privately-held companies. Rather, we focus on the companies with whom we compete most vigorously for executive and technical talent.

Elements of Named Executive Officer Compensation

Our named executive officer compensation consists of base salary, annual cash incentive, equity plan participation and customary broad-based employee benefits. In addition, on occasion, the Compensation Committee may award special bonuses to the named executive officers.  Consistent with our pay for performance philosophy, we believe that we can better motivate the named executive officers to enhance stockholder return if a portion of their compensation is “at risk”— that is, contingent upon the achievement of performance objectives and overall strong company performance. The mix of base salary, annual bonus opportunity based on achievement of objectives and anticipated long-term stock-based compensation incentive (in the form of appreciation in shares underlying stock options and restricted stock units) varies depending on the officer’s position level. Long-term stock-based compensation has always been a significant component of the named executive officer compensation, as we believe that best aligns our named executive officers’ interests with that of our stockholders. An annual bonus opportunity may also form a significant component of the named executive compensation; however, as explained in more detail below, it was not a component of the named executive compensation in 2013.  However, the named executive officers did receive special one-time bonuses as discussed below.

Base Salary:  Base salaries for our named executive officers are established based on the scope of their responsibilities, taking into account market compensation paid by comparable companies for equivalent positions. Base salaries are reviewed on an annual basis and any increases are similar in scope to our overall corporate salary increase, if any. For comparison purposes, we have utilized compensation survey data from Compensia and the peer company proxy filings. Our philosophy is to target the named executive officer base salaries to be in the range between the median up to the 75th percentile of salaries for executives in equivalent positions at comparable companies. We believe targeting the named executive officer salaries to be in the range between the median up to the 75th percentile of salaries relative to comparable companies reflects our best efforts to ensure we are neither overpaying nor underpaying our named executive officers.

Annual Cash Incentive:  Our employment contracts with our named executive officers provide them with an opportunity to receive annual cash incentive compensation consisting of the possibility of receipt of a cash bonus award, payable once per year.  Any such cash bonus would be dependent, in part, upon attaining stated corporate objectives for the prior fiscal year. Our goal with bonuses to our named executive officers is to reward executives in a manner that is commensurate with the level of achievement of certain financial and strategic goals that we believe, if attained, result in greater long-term stockholder value. The Board of Directors approves these financial and strategic goals on an annual basis. These financial and strategic goals typically have a one-year time horizon. For the year 2012, the Board of Directors determined that the objectives necessary to make awards of cash incentive compensation had not been met, due to the difficult economic environment and its impact on GigOptix’s financial performance. Therefore, there were no payments of annual cash bonuses to our Chief Executive Officer or our other named executive officers in 2013 for the year 2012.

Warrants, Stock Options and Restricted Stock Units:  We believe that stock ownership is an important factor in aligning corporate and individual goals. Therefore, we utilize stock options and, beginning in 2012, restricted stock units, to encourage long-term performance, with excellent corporate performance (as manifested in our common stock price) and extended officer tenure producing potentially significant value. Upon joining GigOptix, the named executive officers have received an initial stock option grant. This grant has been based on relevant industry comparisons, including data from Compensia, and was intended to be commensurate with the experience level and scope of responsibilities of the incoming executive officer. In addition, all named executive officers receive annual option grants, and beginning in 2012, restricted stock unit grants (with only restricted stock units being granted beginning in 2013).  On an annual basis, the Compensation Committee, reviews with the Board the percentage ownership of GigOptix held by employees, and compares that to the employee ownership of comparable companies. The Compensation Committee uses this metric because it is easy to measure and compare to comparable companies. Based on its review, the Compensation Committee approves an annual grant.

All restricted stock unit grants for named executive officers are approved by the Compensation Committee.

Special Bonuses:  On occasion, the Compensation Committee may award special bonuses to the named executive officers.  As disclosed our Current Report on Form 8-K filed with the SEC on October 4, 2013, in connection with the settlement of the Optomai litigation, the Compensation Committee on September 30, 2013 approved special one-time cash bonuses for the named executive officers.

Other Benefits:  Named executive officers are eligible to participate in all of our employee benefit plans, such as medical, dental, group life, disability, and accidental death and dismemberment insurance and our 401(k) plan. During 2012 and 2013, we made group life insurance payments as reflected in the Summary Compensation Table below. We do not maintain any pension plan, retirement benefit or deferred compensation arrangements other than our 401(k) plan.

The table below sets forth the compensation earned by our Chief Executive Officer and our two other most highly compensated executive officers for the fiscal years ended December 31, 2013 and 2012 whose compensation exceeded $100,000. These individuals are collectively referred to as our named executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	RSU's(1)	Option	All Other	Total
					Awards(1)	Compensation
					(a)
Dr. Avi Katz	2013	$354,375	$210,000	$643,231	$-	$3,310	$1,210,916
Chairman of the Board of Directors, Chief Executive Officer and President	2012	$404,250	$-	$617,968	$956,481	$1,198	$1,979,897
Andrea Betti-Berutto	2013	$226,735	$70,000	$189,823	$-	$399	$486,957
Senior Vice President and Chief Technology Officer	2012	$250,842	$-	$174,051	$358,681	$343	$783,917
Curt Sacks	2013	$226,735	$70,000	$180,766	$-	$263	$477,764
Senior Vice President and Chief Financial Officer	2012	$250,842	$110,000	$139,940	$358,681	$234	$859,697

(1)	The amounts in column (a) represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 6-Stockholders’ Equity, to our audited financial statements for the fiscal year ended December 31, 2013 and 2012 included in this Form 10-K.

Narrative Disclosure to Summary Compensation Table

The Summary Compensation Table sets forth the aggregate compensation earned by each of our named executive officers in 2013 and 2012.

The components of executive compensation consist of base salary, annual and special bonus incentives, equity plan participation and customary broad-based employee benefits, as set forth in more detail above. Annual cash or stock-based compensation bonuses are awarded in the discretion of the Compensation Committee of the Board of Directors after a review and evaluation of each executive officer’s performance during the year. Beginning in 2013, equity grants generally consist of restricted stock units and are intended to serve respectively as long-term compensation and short-term awards in lieu of higher cash payouts. On occasion, the Compensation Committee may also authorize special compensation awards in the form of cash or equity grants to recognize extraordinary efforts or results.

Equity awards such as options and restricted stock units are generally granted pursuant to the GigOptix, Inc. 2008 Equity Incentive Plan.  Option grants to our executive officers generally vest as to 25% of the underlying award on the one-year anniversary of the grant date and monthly thereafter for a period of three years.  However, certain options grants to our executive officers vest in accordance with certain performance goals being achieved, as discussed in more detail below in the vesting schedules for such option grant.   In the case of stock options, the exercise price is set at 100% of the fair market value of the underlying common stock on the date of grant.  Restricted stock unit grants vest quarterly over the period between one and four years.  Upon vesting, a restricted stock unit is converted to an actual share of stock.

We have entered into an employment agreement with each of our executive officers, which governs the terms of employment as well as provides for certain payments upon termination of employment. The employment agreements for the named executive officers are discussed in more detail below under the caption “Employment Arrangements with Named Executive Officers.”

  Outstanding Equity Awards at December 31, 2013

	Option Awards
Name and Principal Position	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Exercise Price ($)	Option Expiration Date		Number of Securities Underlying Unvested Restricted Stock Units (#) Unvested
Dr. Avi Katz	8/1/07	166,606	-	$0.73	8/1/17
Chief Executive Officer and President	12/17/08	581,338	-	$1.10	12/17/18
3/19/09		77,764	-	$0.95	3/19/19
11/9/09		130,000	-	$3.50	11/9/19
3/17/10		311,407	12,693	$1.95	3/17/20
10/27/10		277,630	70,715	$2.40	10/27/20
2/3/11		287,132	118,232	$2.50	2/3/21
6/17/11		340,132	84,080	$2.65	6/17/21
3/27/12		235,156	302,344	$2.70	3/27/22
8/1/13		-	-	$-	N/	A	128,800
8/1/13		-	-	$-	N/	A	304,141
Andrea Betti-Berutto	8/1/07	112,612	-	$0.73	8/1/17
Senior Vice President and Chief Technology Officer	12/17/08	238,913	-	$1.10	12/17/18
3/19/09		36,025	-	$0.95	3/19/19
11/9/09		38,011	-	$3.50	11/9/19
3/17/10		97,648	3,852	$1.95	3/17/20
10/27/10		111,202	28,352	$2.40	10/27/20
2/3/11		100,078	41,209	$2.50	2/3/21
6/17/11		54,820	32,893	$2.65	6/17/21
3/27/12		88,183	113,380	$2.70	3/27/22
8/1/13		-	-	$-	N/	A	48,300
8/1/13		-	-	$-	N/	A	80,934
Curt Sacks	6/17/11	206,250	123,750	$2.65	6/17/21
Senior Vice President and Chief Financial Officer	3/27/12	88,183	113,380	$2.70	3/27/22
8/1/13		-	-	$-	N/	A	48,300
8/1/13		-	-	$-	N/	A	75,097

Grant Date	Vesting Schedule for Dr. Katz

8/1/13
The grant of 354,832 restricted stock units vested with one seventh of the total award on 11/1/2013, and the remaining restricted stock units will vest on the following dates 2/1/2014, 5/1/2014, 8/1/2014, 11/1/2014, 2/1/2015, and 5/1/2015.

8/1/13
The grant of 128,800 restricted stock units will vest as to 25% of the underlying award on 5/1/2014, and one twelth of the remaining award vesting on August 1, November 1, February 1 and May 1 over the next twelve quarters thereafter, with the last vesting date occuring on May 1, 2017.

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

8/1/13
The grant of 94,424 restricted stock units vested with one seventh of the total award on 11/1/2013, and the remaining restricted stock units will vest on the following dates 2/1/2014, 5/1/2014, 8/1/2014, 11/1/2014, 2/1/2015, and 5/1/2015.

8/1/13
The grant of 48,300 restricted stock units will vest as to 25% of the underlying award on 5/1/2014, and one twelth of the remaining award vesting on August 1, November 1, February 1 and May 1 over the next twelve quarters thereafter, with the last vesting date occuring on May 1, 2017.

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

8/1/13
The grant of 87,614 restricted stock units vested with one seventh of the total award on 11/1/2013, and the remaining restricted stock units will vest on the following dates 2/1/2014, 5/1/2014, 8/1/2014, 11/1/2014, 2/1/2015, and 5/1/2015.

8/1/13
The grant of 48,300 restricted stock units will vest as to 25% of the underlying award on 5/1/2014, and one twelth of the remaining award vesting on August 1, November 1, February 1 and May 1 over the next twelve quarters thereafter, with the last vesting date occuring on May 1, 2017.

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

Director Compensation

The following table sets forth the compensation earned for services performed for us as a director by each member of our Board of Directors, other than any directors who are also our named executive officers, during the fiscal year ended December 31, 2013.

	2013 Director Compensation Table

	Fees Earned or Paid in Cash	Restricted Stock Units	Total
Name
Frank Schneider	$10,200	$13,536	$23,736
John J. Mikulsky	$10,200	$10,879	$21,079
Joseph J. Lazzara	$10,200	$10,879	$21,079
Kimberly D.C. Trapp	$10,200	$11,572	$21,772
Neil J. Miotto	$16,200	$13,805	$30,005

As of December 31, 2013, each current director, other than directors who are also our named executive officers, held the following outstanding options and restricted stock unit awards:

Name	Aggregate Number of Shares Underlying Stock Options (#)	Aggregate Number of Shares Underlying Restricted Stock Units (#)
Frank Schneider	167,500	50,636
John J. Mikulsky	65,000	41,994
Joseph J. Lazzara	65,000	41,994
Kimberly D.C. Trapp	188,776	41,994
Neil J. Miotto	216,100	50,636

Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our common stock as of February 21, 2014 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our named executive officers and directors; and

•	all of our current executive officers and current directors, as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.   Applicable percentages are based on 32,169,720 shares of our common stock outstanding as of February 21, 2014, adjusted as required by such rules.  As provided by such rules, shares of our common stock issuable pursuant to options to purchase or other rights to acquire shares of common stock that are exercisable within 60 days of February 21, 2014 are deemed to be both beneficially owned by the person holding such options and outstanding for the purpose of computing ownership of such person, but are not treated as outstanding for the purpose of computing the ownership of any other person.  Except as indicated by footnote, to our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.  The information contained in the following table is not necessarily indicative of beneficial ownership for any other purpose and the inclusion of any shares in the table does not constitute an admission of beneficial ownership of those shares.

	Beneficial Ownership of Our Common Stock as of February 21, 2014 Common Stock (1)
5% Stockholders	Shares	Percent of Class
ACT Capital Management LLLP (2)	1,598,500	5.0%
Named Executive Officers and Directors
Dr. Avi Katz (3) (4)	2,678,970	7.7%
Andrea Betti-Berutto (3)	937,377	2.8%
Curt Sacks (3)	403,582	1.2%
Frank Schneider (3) (5)	207,412	*
John J. Mikulsky (3)	168,935	*
Joseph J. Lazzara (3)	83,973	*
Kimberly D.C. Trapp (3)	173,885	*
Neil J. Miotto (3)	241,160	*
All current directors and executive officers; 8 persons	4,895,294	13.4%

*	Represents less than 1% of our outstanding common stock.
(1)	Unless otherwise indicated, each person’s address is c/o GigOptix, Inc., 130 Baytech Drive, San Jose, California 95134.
(2)	The information as to ACT Capital Management LLLP is derived from a Schedule 13G/A Amendment No. 3 filed with the SEC on February 12, 2014. Amir L. Ecker and Carol G. Frankenfield are the General Partners of ACT Capital Management, LLLP. Investment decisions made on behalf of ACT Capital Management, LLLP are made primarily by its General Partners. The principal business address is 2 Radnor Corporate Center, Suite 111, Radnor, PA 19087.
(3)	Includes options to purchase shares of common stock exercisable within 60 days of February 21, 2014 as follows: 2,527,130 for Dr. Katz; 921,522 for Mr. Betti-Berutto; 334,531 for Mr. Sacks; 155,388 for Ms. Trapp; 177,814 for Mr. Miotto, 40,833 for Mr. Mikulsky, 132,786 for Mr. Schneider; and 40,833 for Mr. Lazzara.
(4)	Dr. Katz exceeded 5% beneficial ownership of our common stock on August 18, 2011, as initially reported in his Schedule 13D filed on August 19, 2011, as most recently amended in his Schedule 13D/A Amendment No. 6 filed on January 7, 2014.
(5)	Includes 46,542 shares held in the Schneider Family Trust.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Director Independence

The Board of Directors has determined that Mr. Lazzara, Mr. Miotto, Mr. Schneider, and Ms. Trapp are “independent” directors.

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

The following table sets forth the aggregate fees billed or to be billed by Burr Pilger Mayer, Inc. for auditing and other services provided to GigOptix for the fiscal year 2013  and 2012 and by Grant Thornton, LLP for auditing and other services provided to GigOptix for the fiscal year 2013 and 2012.

	Burr Pilger Mayer, Inc.		Grant Thornton, LLP
	2013	2012	2013	2012
Audit Fees (1)	$239,880	$202,668	$-	$61,629
Audit-Related Fees (2)	$14,428	$14,190	$-	$-
Tax Fees (3)	$-	$-	$-	$-
All Other Fees (4)	$-	$-	$40,000	$-

(1)	Audit fees include fees for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in our Forms 10-Q and other services normally provided by accountants in connection with statutory and regulatory filings or engagements for those fiscal years.
(2)	Audit-related fees include fees for professional services rendered by Burr Pilger Mayer, Inc. related to the audit of the GigOptix 401(k) Plan.
(3)	Fees for tax services relate to tax return preparation and other compliance services.
(4)	Other fees include fees for professional services rendered by Grant Thornton, LLP related to consent on prior year numbers in our 2012 Form 10-K.

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

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee pre-approves all audit services and all permitted non-audit services by the independent registered public accounting firm. The Audit Committee evaluates whether our use of the independent registered public accounting firm for permitted non-audit services is compatible with maintaining the independence of the independent registered public accounting firm. The Audit Committee’s policies prohibit us from engaging the independent registered public accounting firm to provide any services relating to bookkeeping or other services related to accounting records or financial statements, financial information systems design and implementation, appraisal or valuation services, fairness opinions or contribution-in-kind reports, actuarial services, or internal audit outsourcing services unless it is reasonable to conclude that the results of these services will not be subject to audit procedures. The Audit Committee’s policies prohibit us from engaging the independent registered public accounting firm to provide any services relating to any management function, expert services not related to the audit, legal services, broker-dealer, investment adviser, or investment banking services or human resource consulting. The Audit Committee approved in advance all fees for services provided by our independent registered public accounting firm, Burr Pilger Mayer, Inc., for the year ended December 31, 2013 and 2012 and has concluded that the provision of these services is compatible with the accountants’ independence.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a) Documents filed as part of the report

(1) Financial Statements

Consolidated Balance Sheets – December 31, 2013 and 2012

Consolidated Statement of Operations – Years Ended December 31, 2013 and 2012

Consolidated Statements of Stockholders’ Equity– Years Ended December 31, 2013 and 2012

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012

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
Dr. Avi S. Katz, Chief Executive Officer and Chairman of the Board

Date: March 18, 2014

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Dr. Avishay S. Katz, as his true and lawful attorney-in-fact and agent, with power to act with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorney and agent may deem necessary or desirable to enable the registrant to comply with the U.S. Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission thereunder in connection with the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Annual Report”), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his capacity as a director or officer of the registrant, to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorney and agent shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/S/ DR. AVI S. KATZ	Chief Executive Officer and Chairman of the Board	March 18, 2014
Dr. Avi S. Katz	(Principal Executive Officer)

/S/ CURT SACKS	Chief Financial Officer	March 18, 2014
Curt Sacks	(Principal Financial and Principal Accounting Officer)

/S/ JOSEPH J. LAZZARA	Director	March 18, 2014
Joseph J. Lazzara

/S/ JOHN J. MIKULSKY	Director	March 18, 2014
John J. Mikulsky

/S/ NEIL J. MIOTTO	Director	March 18, 2014
Neil J. Miotto

/S/ FRANK W. SCHNEIDER	Director	March 18, 2014
Frank Schneider

/S/ KIMBERLY D.C. TRAPP	Director	March 18, 2014
Kimberly D.C. Trapp

EXHIBIT INDEX

Exhibit Number	Description

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

3.2	Amended and Restated Bylaws of the Registrant. Filed previously with the Registrant’s Current Report on Form 8-K filed on August 5, 2013.

3.3	Certificate of Designation of Series A Junior Preferred Stock. Filed previously with the Registrant’s Registration Statement on Form 8-A filed on December 2011, SEC File No. 000-54572.

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

4.3
Warrant for 500,000 shares of GigOptix common stock at $2.60 per share, dated April 8, 2011 between GigOptix, Inc. and the DBSI Liquidating Trust. Filed previously with the Registrant’s Current Report on Form 8-K filed on April 8, 2011.

4.4
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

10.18
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

10.20
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

10.21
Settlement Agreement and Release, dated April 8, 2011 between Conrad Myers as Liquidating Trustee of the DBSI Liquidating Trust, James R. Zazzali as Trustee of the DBSI Estate Litigation Trust, GigOptix, Inc., GigOptix LLC and Joerg Wieland.  Filed previously with the Registrant’s Current Report on Form 8-K filed on April 8, 2011.

10.22
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

10.23	Form of Indemnification Agreement. Filed previously with the Registrant’s Current Report on Form 8-K filed on June 21, 2011.

10.24	Agreement between Mr. Judson and GigOptix, Inc., dated as of November 21, 2011. Filed previously with the Registrant’s Current Report on Form 8-K filed on November 28, 2011.

10.25
Comprehensive Settlement Agreement and Mutual Release of Claims between GigOptix, Inc., ChipX, Incorporated and National Instruments Corporation, dated December 21, 2011.  Filed previously with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on March 27, 2012.†

10.26
Amendment No. 1 to Comprehensive Settlement Agreement and Mutual Release of Claims between GigOptix, Inc., ChipX, Incorporated and National Instruments Corporation, dated February 14, 2012.    Filed previously with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on March 27, 2012.††

10.27	Form of Amendment of Award for Directors, dated as of March 27, 2012. Filed previously with the Registrant’s Current Report on Form 8-K filed March 28, 2012.

10.28	Amendment of Awards by and between GigOptix, Inc. and David T. (Tom) Mitchell, dated as of June 25, 2012. Filed previously with the Registrant’s Current Report on Form 8-K filed June 26, 2012.

10.29	Form of Restricted Stock Unite Notice of Grant and Agreement. Filed previously with the Registrant’s Current Report on Form 8-K filed March 28, 2012.

10.30
Amended and Restated Employment Agreement by and between GigOptix, Inc. and Dr. Avi S. Katz, dated as of August 10, 2012.  Filed previously with the Registrant’s Current Report on Form 8-K filed August 15, 2012.

10.31
Amended and Restated Employment Agreement by and between GigOptix, Inc. and Curt P. Sacks, dated as of August 10, 2012.  Filed previously with the Registrant’s Current Report on Form 8-K filed August 15, 2012.

10.32
Amended and Restated Employment Agreement by and between GigOptix, Inc. and Andrea Betti-Berutto, dated as of August 10, 2012.  Filed previously with the Registrant’s Current Report on Form 8-K filed August 15, 2012.

10.33
Second Amended and Restated Loan and Security Agreement dated March 25, 2013, between GigOptix, Inc., ChipX, Incorporated, Endwave Corporation and Silicon Valley Bank.  Filed previously with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013, filed May 14, 2013.

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