Form 10-Q
period 2014-03-31
GigOptix, Inc.
filed 2014-05-09
CIK 1432150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2014

or

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

The number of shares of Common Stock outstanding as of May 2, 2014, the most recent practicable date prior to the filing of this Quarterly Report on Form 10-Q, was 32,178,899 shares.

PART I
FINANCIAL INFORMATION
GIGOPTIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 30,	December 31,
	2014	2013
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$19,865	$20,377
Accounts receivable, net	6,065	5,021
Inventories	4,753	4,617
Prepaid and other current assets	308	434
Total current assets	30,991	30,449
Property and equipment, net	2,958	2,999
Intangible assets, net	3,064	3,287
Goodwill	9,860	9,860
Restricted cash	284	284
Other assets	159	183
Total assets	$47,316	$47,062

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,527	$831
Accrued compensation	1,046	1,170
Other current liabilities	2,420	2,746
Total current liabilities	5,993	4,747
Pension liabilities	141	140
Deferred rent, noncurrent	162	177
Other long term liabilities	422	418
Total liabilities	6,718	5,482
Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of March 30, 2014 and December 31, 2013	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized as of March 30, 2014 and December 31, 2013; 32,178,795 and 32,067,616 shares issued and outstanding as of March 30, 2014 and December 31, 2013, respectively	32	32
Additional paid-in capital	140,627	139,710
Treasury stock, at cost; 701,754 shares as of March 30, 2014 and December 31, 2013, respectively	(2,209)	(2,209)
Accumulated other comprehensive income	488	490
Accumulated deficit	(98,340)	(96,443)
Total stockholders’ equity	40,598	41,580
Total liabilities and stockholders’ equity	$47,316	$47,062

See accompanying Notes to Condensed Consolidated Financial Statements

(1)	The condensed consolidated balance sheet as of December 31, 2013 has been derived from the audited consolidated financial statements as of that date.

GIGOPTIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 30, 2014	March 31, 2013
Total revenue	$7,386	$6,921
Total cost of revenue	3,126	2,636
Gross profit	4,260	4,285

Research and development expense	3,742	3,236
Selling, general and administrative expense	2,398	2,353
Restructuring expense	-	950
Special litigation-related expense	-	415
Total operating expenses	6,140	6,954
Loss from operations	(1,880)	(2,669)
Interest expense, net	(17)	(54)
Other income, net	10	168
Loss before provision for income taxes	(1,887)	(2,555)
Provision for income taxes	10	13
Net loss	$(1,897)	$(2,568)

Net loss per share—basic and diluted	$(0.06)	$(0.12)
Weighted average number of shares used in per share calculations - basic and diluted	31,435	21,547

See accompanying Notes to Condensed Consolidated Financial Statements

GIGOPTIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended
	March 30, 2014	March 31, 2013
Net loss	$(1,897)	$(2,568)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(2)	8
Other comprehensive income (loss), net of tax	(2)	8
Comprehensive loss	$(1,899)	$(2,560)

See accompanying Notes to Condensed Consolidated Financial Statements

GIGOPTIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 30,	March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,897)	$(2,568)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	917	914
Stock-based compensation	1,010	1,770
Change in fair value of warrants	2	(15)
Gain on sale of property and equipment	-	(131)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,044)	(1,574)
Inventories	(136)	(226)
Prepaid and other current assets	(25)	(280)
Other assets	25	12
Accounts payable	1,595	(12)
Accrued restructuring	(29)	13
Accrued compensation	(125)	129
Other current liabilities	(487)	(101)
Other long-term liabilities	(13)	(39)
Net cash used in operating activities	(207)	(2,108)
Cash flows from investing activities:
Purchases of property and equipment	(123)	(883)
Proceeds from sale of property and equipment	-	131
Net cash used in investing activities	(123)	(752)
Cash flows from financing activities:
Proceeds from issuance of stock	10	-
Taxes paid related to net share settlement of equity awards	(103)	(75)
Net borrowings on line of credit	-	2,300
Repayment of capital lease	(89)	(117)
Net cash provided by (used in) financing activities	(182)	2,108
Effect of exchange rates on cash and cash equivalents	-	58
Net decrease in cash and cash equivalents	(512)	(694)
Cash and cash equivalents at beginning of period	20,377	10,147
Cash and cash equivalents at end of period	$19,865	$9,453
Supplemental disclosure of cash flow information
Interest paid	$17	$54
Property, plant and equipment acquired with accounts payable	$406	$25

See accompanying Notes to Condensed Consolidated Financial Statements

GIGOPTIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

Organization

GigOptix Inc. (“GigOptix” or the “Company”) is a leading fabless supplier of high speed semiconductor components that enable end-to-end information streaming over optical and wireless networks and address long haul and metro telecommunications applications as well as emerging high-growth opportunities for Cloud and datacenter connectivity, interactive applications for consumer electronics and the industrial, defense and avionics industries.  The business is made up of two product lines: the High-Speed Communications (“HSC”) product line and the Industrial product line.

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

In February 2014, together with Fundação CPqD – Centro De Pesquisa e Desenvolvimento em Telecomunicações (“CPqD”), the Company incepted a new joint venture of which the Company owns 49% and CPqD owns 51%, BrPhotonics Produtos Optoeletrônicos LTDA. (“BrP”), based in Campinas, Brazil, which will be a provider of advanced high-speed devices for optical communications and integrated transceiver components that enable information streaming over communications networks. This joint venture is engaged in research and development of Silicon-Photonics (“SiPh”) advanced electro-optical products.  As noted in the Company’s Annual Report for the year ended December 31, 2013 on Form 10-K (the “2013 Form 10-K”), the Company is transferring into BrP its knowledge-base and intellectual property of Thin Film Polymer on Silicon (“TFPSTM”) technology, inventory related to the TFPSTM platform, as well as the complete production line equipment that previously resided at its Bothell, Washington, facility.  Currently, BrP holds the rights to the Company’s TFPSTM technology.   As of March 30, 2014, the Company had not transferred its inventory related to the TFPSTM platform, or the production line equipment into BrP.

 Basis of Presentation

The Company’s fiscal year ends on December 31. For quarterly reporting, the Company employs a five-week, four-week, four-week, reporting period. The first quarter of 2014 ended on Sunday, March 30, 2014. The first quarter of 2013 ended on Sunday, March 31, 2013. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements as of March 30, 2014 and for the three months ended March 30, 2014 and March 31, 2013, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X, and include the accounts of the Company and all of its subsidiaries. Accordingly, they do not include all of the information and footnotes required by such accounting principles for annual financial statements. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of March 30, 2014 and the results of operations and cash flows for the three months ended March 30, 2014 and March 31, 2013. The condensed consolidated results of operations for the three months ended March 30, 2014 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2014. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s 2013 Form 10-K.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported periods. These judgments can be subjective and complex, and consequently, actual results could differ materially from those estimates and assumptions. Descriptions of these estimates and assumptions are included in the 2013 Form 10-K and the Company encourages you to read its 2013 Form 10-K for more information about such estimates and assumptions.

NOTE 2—BALANCE SHEET COMPONENTS

Accounts receivable, net consisted of the following (in thousands):

	March 30,	December 31,
	2014	2013
Accounts receivable	$6,130	$5,241
Allowance for doubtful accounts	(65)	(220)
	$6,065	$5,021

Property and equipment, net consisted of the following (in thousands, except depreciable life):

	Life	March 30,	December 31,
	(In years)	2014	2013
Network and laboratory equipment	3 – 5	$11,676	$11,250
Computer software and equipment	2 – 3	4,018	3,928
Furniture and fixtures	3 – 7	176	176
Office equipment	3 – 5	137	137
Leasehold improvements	1 – 5	378	378
		16,385	15,869
Accumulated depreciation and amortization		(13,427)	(12,870)
Property and equipment, net		$2,958	$2,999

For the three months ended March 30, 2014 and March 31, 2013, depreciation expense related to property and equipment was $543,000 and $572,000, respectively.

In addition to the property and equipment above, the Company has prepaid licenses. For the three months ended March 30, 2014 and March 31, 2013, amortization related to these prepaid licenses was $151,000 and $89,000, respectively.

Inventories consisted of the following (in thousands):

	March 30,	December 31,
	2014	2013
Raw materials	$2,278	$2,103
Work in process	734	780
Finished goods	1,741	1,734
	$4,753	$4,617

Accrued and other current liabilities consisted of the following (in thousands):

	March 30,	December 31,
	2014	2013

Amounts billed to the U.S. government in excess of approved rates	$191	$191
Warranty liability	315	330
Customer deposits	355	313
Capital lease obligations, current portion	196	284
Restructuring liabilities, current portion	-	30
Sales return reserve	196	151
Other	1,167	1,447
	$2,420	$2,746

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

Changes in the Company’s product warranty liability during the three months ended March 30, 2014 and March 31, 2013 are as follows (in thousands):

	Three months ended
	March 30, 2014	March 31, 2013
Beginning balance	$330	$612
Warranties accrued	112	127
Warranties settled or reversed	(127)	(253)
Ending balance	$315	$486

NOTE 3—FAIR VALUE

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 30, 2014 and December 31, 2013 (in thousands):

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 30, 2014:
Assets:
Cash equivalents:
Money market funds	$16,357	$16,357	$-	$-
	$16,357	$16,357	$-	$-
Current liabilities:
Liability warrants	$17	$-	$-	$17

December 31, 2013:
Assets:
Cash equivalents:
Money market funds	$1,356	$1,356	$-	$-
	$1,356	$1,356	$-	$-
Current liabilities:
Liability warrants	$15	$-	$-	$15

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

For the period ended March 30, 2014, the Company did not have any significant transfers between Level 1, Level 2 and Level 3.

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

The fair value of the warrants was estimated using the following assumptions:

	As of March 30, 2014	As of December 31, 2013

Stock price	$1.67	$1.53
Strike price	$2.51	$2.51
Expected life	3.30 years	3.55 years
Risk-free interest rate	0.90%	1.30%
Volatility	65%	65%
Fair value per share	$0.57	$0.52

The following table summarizes the warrants subject to liability accounting as of March 30, 2014 and December 31, 2013 (in thousands, except share and per share amounts) (see also Note 6):

								Three Months Ended March 30, 2014		Three Months Ended March 31, 2013
Holder	Original Warrants	Adjusted Warrants	Grant Date	Expiration Date	Price per Share	Fair Value March 30, 2014	Fair Value December 31, 2013	Exercise of Warrants	Change in Fair Value	Exercise of Warrants	Change in Fair Value	Related Agreement
Bridge Bank	20,000	29,115	4/7/2010	7/7/2017	$2.51	$17	$15	-	$2	-	$(15)	Credit Agreement

The change in the fair value of the Level 3 liability warrants during the three months ended March 30, 2014 is as follows (in thousands):

Fair value at December 31, 2013	$15
Exercise of warrants	-
Change in fair value	2
Fair value at March 30, 2014	$17

The warrant liability is included in other current liabilities on the condensed consolidated balance sheets.

 NOTE 4—INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of the following (in thousands):

	March 30, 2014			December 31, 2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$3,277	$(1,803)	$1,474	$3,277	$(1,697)	$1,580
Existing technology	3,783	(2,575)	1,208	3,783	(2,473)	1,310
Order backlog	732	(732)	-	732	(732)	-
Patents	457	(398)	59	457	(397)	60
Trade name	659	(336)	323	659	(322)	337
Total	$8,908	$(5,844)	$3,064	$8,908	$(5,621)	$3,287

For the three months ended March 30, 2014 and March 31, 2013, amortization of intangible assets was as follows (in thousands):

	Three Months Ended
	March 30, 2014	March 31, 2013
Cost of revenue	$103	$122
Selling, general and administrative expense	120	131
	$223	$253

Estimated future amortization expense related to intangible assets as of March 30, 2014 is as follows (in thousands):

Years ending December 31,
2014	$670
2015	893
2016	869
2017	487
2018	145
Total	$3,064

As of March 30, 2014, the Company had $9.9 million of goodwill in connection with the acquisitions of ChipX and Endwave. In addition to its annual review, the Company also performs a review of the carrying value of its intangible assets if the Company believes that indicators of impairment exist. During the first quarter of 2014, there were no factors which indicated impairment. The Company did not record impairment on any intangibles, including goodwill, for the three months ended March 30, 2014.  In addition, the Company did not record an impairment of goodwill for the year ended December 31, 2013.

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

The Company had no outstanding balance on its line of credit as of March 30, 2014.

NOTE 6—STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

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

Common and Preferred Stock

In December 2008, the Company’s stockholders approved an amendment to the Certificate of Incorporation to authorize 50,000,000 shares of common stock of par value $0.001. In addition, the Company is authorized to issue 1,000,000 shares of preferred stock of $0.001 par value of which 300,000 shares have been designated Series A Junior Preferred Stock with powers, preferences and rights as set forth in the certificate of designation dated December 16, 2011; the remainder of the shares of preferred stock are undesignated, for which the Board of Directors is authorized to fix the designation, powers, preferences and rights. As of March 30, 2014 and December 31, 2013, there were no shares of preferred stock issued or outstanding.

 2008 Equity Incentive Plan

In December 2008, the Company adopted the 2008 Equity Incentive Plan (the “2008 Plan”) for directors, employees, consultants and advisors to the Company or its affiliates. Under the 2008 Plan, 2,500,000 shares of common stock were reserved for issuance upon the completion of a merger with Lumera Corporation (“Lumera”) on December 9, 2008. On January 1 of each year, starting in 2009, the aggregate number of shares reserved for issuance under the 2008 Plan increase automatically by the lesser of (i) 5% of the number of shares of common stock outstanding as of the Company’s immediately preceding fiscal year, or (ii) a number of shares determined by the Board of Directors. The maximum number of shares of common stock to be granted is up to 21,000,000 shares. Forfeited options or awards generally become available for future awards.  As of December 31, 2013, the stockholders had approved 15,021,253 shares for future issuance. On January 1, 2014, there was an automatic increase of 1,603,381 shares. As of March 30, 2014, 12,255,761 options to purchase common stock and restricted stock were outstanding and 3,379,835 shares are authorized for future issuance under the 2008 equity incentive plan.

Under the 2008 Plan, the exercise price of a stock option is at least 100% of the stock’s fair market value on the date of grant, and if an ISO is granted to a 10% stockholder at least 110% of the stock’s fair market value on the date of grant. Vesting periods for awards are recommended by the chief executive officer and generally provide for stock options to vest over a four-year period, with a one year vesting cliff of 25%, and have a maximum life of ten years from the date of grant. The Company has also issued restricted stock units (“RSUs”) which generally vest over a one to four-year period.

2007 Equity Incentive Plan

In August 2007, GigOptix LLC adopted the GigOptix LLC Equity Incentive Plan (the "2007 Plan"). The 2007 Plan provided for grants of options to purchase membership units, membership awards and restricted membership units to employees, officers and non-employee directors, and upon the completion of the merger with Lumera were converted into grants of up to 632,500 shares of stock. Vesting periods are determined by the Board of Directors and generally provide for stock options to vest over a four-year period and expire ten years from date of grant. Vesting for certain shares of restricted stock is contingent upon both service and performance criteria. The 2007 Plan was terminated upon the completion of merger with Lumera on December 9, 2008 and the remaining 864 stock options not granted under the 2007 Plan were cancelled. No shares of the Company’s common stock remain available for issuance of new grants under the 2007 Plan other than for satisfying exercises of stock options granted under this plan prior to its termination. As of March 30, 2014, options to purchase a total of 414,936 shares of common stock and 4,125 warrants to purchase common stock were outstanding.

Lumera 2000 and 2004 Stock Option Plan

In December 2008, in connection with the merger with Lumera, the Company assumed the existing Lumera 2000 Equity Incentive Plan and the Lumera 2004 Stock Option Plan (the “Lumera Plan”). All unvested options granted under the Lumera Plan were assumed by the Company as part of the merger. All contractual terms of the assumed options remain the same, except for the converted number of shares and exercise price based on merger conversion ratio of 0.125. As of March 30, 2014, no additional options can be granted under the Lumera Plan, and options to purchase a total of 72,428 shares of common stock were outstanding.

Warrants

As of December 31, 2013, the Company had a total of 1,468,239 warrants to purchase common stock outstanding under all warrant arrangements. During the three months ended March 30, 2014, no warrants were exercised and 284,999 warrants expired. As a result, as of March 30, 2014, the Company had 1,183,240 warrants to purchase common stock outstanding under all warrant arrangements. Some of the warrants have anti-dilution provisions which adjust the number of warrants available to the holder such as, but not limited to, stock dividends, stock splits and certain reclassifications, exchanges, combinations or substitutions. These provisions are specific to each warrant agreement.

Stock-based Compensation Expense

The following table summarizes the Company’s stock-based compensation expense for the three months ended March 30, 2014 and March 31, 2013 (in thousands):

	Three Months Ended
	March 30, 2014	March 31, 2013
Cost of revenue	$76	$80
Research and development expense	275	323
Selling, general and administrative expense	659	705
Restructuring expense	-	662
	$1,010	$1,770

 For the three months ended March 31, 2013, included in the $1.8 million of stock-based compensation expense was $662,000 in restructuring expense to modify the exercise period and accelerate the vesting of stock options and RSUs (see Note 7).

The Company did not grant any options during the three months ended March 30, 2014 and March 31, 2013.

During the three months ended March 30, 2014, the Company granted 1,405,085 RSUs with a grant-date fair value of $2.4 million or $1.70 per share. The Company did not grant any RSUs during the three months ended March 31, 2013.

As of March 30, 2014, the total compensation cost not yet recognized in connection with unvested stock options and RSUs under the Company’s equity compensation plans was approximately $3.3 million and $3.3 million, respectively. Unrecognized compensation will be amortized on a straight-line basis over a weighted-average period of approximately 1.9 years for stock options and approximately 2.33 years for RSUs.

Stock Option and RSU Activity

The following is a summary of option activity for the Company’s equity incentive plans, including both the 2008 Plan and other prior plans for which there are outstanding options but no new grants since the 2008 Plan was adopted:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term, in Years
Outstanding, December 31, 2013	10,306,671	$2.34	6.96
Granted	-
Exercised	(9,075)	$1.08
Forfeited/Expired	(98,309)	$2.71
Ending balance, March 30, 2014	10,199,287		6.71

Vested and exercisable and expected to vest, March 30, 2014	10,024,189	$2.34	6.68

Vested and exercisable, March 30, 2014	7,629,091	$2.39	6.27

The aggregate intrinsic value of options vested, exercisable and expected to vest, based on the fair value of the underlying stock options as of March 30, 2014 was approximately $1.7 million. The aggregate intrinsic value reflects the difference between the exercise price of the underlying stock options and the Company’s closing share price of $1.67 as of March 28, 2014.

The total intrinsic value of options exercised during the three months ended March 30, 2014 was $5,000. During the three months ended March 31, 2013, the Company did not have any options exercised.

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

The following is a summary of RSU activity for the indicated periods:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Vesting Term, Years	Aggregate Intrinsic Value
				(In thousands)
Outstanding, December 31, 2013	1,313,801	$1.19	1.85	$2,010
Granted	1,405,085	1.70
Released	(161,700)	1.14
Forfeited/expired	(13,348)	0.86
Outstanding, March 30, 2014	2,543,838	$1.48	2.33	$4,248

The majority of the RSUs that vested in the three months ended March 30, 2014 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were based on the value of the RSUs on their vesting date as determined by the Company’s closing stock price. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company. For the three months ended March 30, 2014, 161,700 shares of RSUs vested with an intrinsic value of approximately $270,000. The Company withheld 60,000 shares to satisfy approximately $103,000 of employees’ minimum tax obligation on the vested RSUs.

NOTE 7—RESTRUCTURING

During the first of quarter of 2013, the Company undertook restructuring activities to reduce its expenses.  The components of the restructuring charge included $662,000 of non-cash expenses associated with the acceleration of stock options and RSUs, $288,000 of cash expenses for severance, benefits and payroll taxes and other costs associated with employee terminations.  The net charge for these restructuring activities was $950,000. The Company had no restructuring activities during the three months ended March 30, 2014.

The following is a summary of the restructuring activity (in thousands):

	Three Months Ended
	March 30, 2014	March 31, 2013
Beginning balance	$30	$168
Charges	-	950
Uses and adjustments	(30)	(936)
Ending balance	$-	$182

During the three months ended March 30, 2014, the Company paid out its remaining balance in accrued restructuring, which was the deposit for the Palo Alto facilities. As of March 30, 2014, the Company had no balance in accrued restructuring.

As of March 31, 2013, the Company had $182,000 in accrued restructuring, which was included in other current liabilities.

NOTE 8—INCOME TAXES

The Company recorded a provision for income taxes of $10,000 for the three months ended March 30, 2014, and $13,000 for the three months ended March 31, 2013. The Company's effective tax rate was less than 1% for the three months ended March 30, 2014 and March 31, 2013.

The income tax provision for the three months ended March 30, 2014 and March 31, 2013 was due primarily to state taxes and foreign taxes due. The Company has incurred book losses in all tax jurisdictions and has a full valuation allowance against such losses.

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such a determination, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. In order to support a conclusion that a valuation allowance is not needed, positive evidence of sufficient quantity and quality is necessary to overcome negative evidence. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding realization of the asset including lack of profitability through March 30, 2014 and the uncertainty over future operating profitability and taxable income. The Company will continue to evaluate the potential realization of the deferred tax assets on a quarterly basis.

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

NOTE 9—NET LOSS PER SHARE

The following table summarizes total securities outstanding which were not included in the calculation of diluted net loss per share because to do so would have been anti-dilutive:

	March 30,	December 31,
	2014	2013
Stock options and RSUs	12,743,125	11,620,472
Common stock warrants	1,183,240	1,468,239
Total	13,926,365	13,088,711

NOTE 10—SEGMENT AND GEOGRAPHIC INFORMATION

The Company has determined that it operates as a single operating and reportable segment. The following tables reflect the results of the Company’s reportable segment consistent with the management system used by the Company’s Chief Executive Officer, the chief operating decision maker.

The following table summarizes revenue by geographic region (in thousands):

	Three Months Ended
	March 30, 2014		March 31, 2013
North America	$2,227	30%	$1,979	29%
Asia	2,158	29%	2,280	33%
Europe	2,909	40%	2,163	31%
Other	92	1%	499	7%
	$7,386	100%	$6,921	100%

The Company determines geographic location of its revenue based upon the destination of shipments of its products.

For the three months ended March 30, 2014, one customer accounted for 28% of total revenue. For the three months ended March 31, 2013, one customer accounted for 26% of our total revenue. No other customers accounted for more than 10% of total revenue during the periods presented.

During three months ended March 30, 2014, Italy, the United States, and Japan accounted for 36%, 28%, and 15% of revenue, respectively. During three months ended March 31, 2013 the United States, Italy, and Japan accounted for 29%, 26%, and 13% of revenue, respectively. No other countries accounted for more than 10% of the Company’s consolidated revenue during the periods presented.

The following table summarizes revenue by product line (in thousands):

	Three Months Ended
	March 30, 2014	March 31, 2013
HSC	$5,282	$4,565
Industrial	2,104	2,356
Total revenue	$7,386	$6,921

The following table summarizes long-lived assets by country (in thousands):

	March 30, 2014	December 31, 2013
United States	$2,181	$2,004
Switzerland	777	995
	$2,958	$2,999

Long-lived assets, comprised of property and equipment, are reported based on the location of the assets at each balance sheet date.

NOTE 11—COMMITMENTS AND CONTINGENCIES

Commitments

Leases

The Company leases its domestic and foreign sales offices under non-cancelable operating leases. These leases contain various expiration dates and renewal options.  The Company also leases certain software licenses under operating leases. Total facilities rent expense for the three months ended March 30, 2014 was $141,000, and for the three months ended March 31, 2013 was $140,000.

As of April 2014, the Company moved out of its Bothell, Washington facility which comprised 11,666 square feet and entered into a new one-year lease located in Bellevue, Washington which comprises approximately 2,100 square feet.

Aggregate non-cancelable future minimum rental payments under capital and operating leases are as follows (in thousands):

	Capital Leases	Operating Leases
Years ending December 31,	Minimum lease payments	Minimum lease payments
2014	$209	$358
2015	4	432
2016	3	339
2017	3	57
Total minimum lease payments	219	$1,186
Less: Amount representing interest	(14)
Total capital lease obligations	205
Less: current portion	(196)
Long-term portion of capital lease obligations	$9

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

NOTE 12—RECENT ACCOUNTING PRONOUNCEMENTS

In April 2014, the Financial Accounting Standards Board issued an accounting standards update improving the definition of discontinued operation and expanding the related disclosure. The discontinued operations reporting is limited to the disposals of components of an entity, which can be a business, a nonprofit activity, or an equity method investment, that represent strategic shifts that have (or will have) a major effect on an entity's operations and financial results. The additional disclosures include major classes of line items constituting the pretax profit and loss, cash flows, and assets and liabilities. An entity also needs to disclose the pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. This standard is effective for beginning after December 15, 2014 and early adoption is permitted if disposals or classifications as held for sale have not been reported previously. The Company does not expect the adoption will have a material impact on the Company’s condensed consolidated financial statements.

NOTE 13—SUBSEQUENT EVENTS

During the second quarter of 2014, the Company undertook restructuring activities to reduce its expenses.  In conjunction with the creation of the BrP joint venture and the subsequent relocation of the related manufacturing activities to BrP, the Company ended its lease in the Bothell, Washington location and reduced its headcount.  The Company estimates that its restructuring charges will be approximately $300,000 which will include expenses to move out of the facility and expenses for severance, benefits and payroll taxes and other costs associated with employee terminations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes included elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2013. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2013 and this Quarterly Report on Form 10-Q. We assume no obligation to update the forward-looking statements or such risk factors.

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

Overview

We are a leading fabless supplier of high speed semiconductor components that enable end-to-end information streaming over optical and wireless networks.  Our products address long haul and metro telecommunications applications as well as emerging high-growth opportunities for Cloud and datacenter connectivity, interactive applications for consumer electronics and the industrial, defense and avionics industries. The business is made up of two product lines: High-Speed Communications (HSC) product line and Industrial product line.

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

Historically, we have incurred net losses. For the three months ended March 30, 2014 and the year ended December 31, 2013, we incurred net losses of $1.9 million and $1.9 million, respectively. For the three months ended March 30, 2014, we had cash outflows from operations of $207,000. For the year ended December 31, 2013, we had cash inflows from operations of $3.3 million. As of March 30, 2014 and December 31, 2013, we had an accumulated deficit of $98.3 million and $96.4 million, respectively.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board issued an accounting standards update improving the definition of discontinued operation and expanding the related disclosure. The discontinued operations reporting is limited to the disposals of components of an entity, which can be a business, a nonprofit activity, or an equity method investment, that represent strategic shifts that have (or will have) a major effect on an entity's operations and financial results. The additional disclosures include major classes of line items constituting the pretax profit and loss, cash flows, and assets and liabilities. An entity also needs to disclose the pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. This standard is effective for beginning after December 15, 2014 and early adoption is permitted if disposals or classifications as held for sale have not been reported previously. We do not expect the adoption will have a material impact on our condensed consolidated financial statements.

Results of Operations

Revenue

Revenue for the periods reported was as follows (in thousands, except percentages):

	Three Months Ended
	March 30, 2014	March 31, 2013
Product	$6,679	$5,684
Development fees and other	707	1,237
Total revenue	$7,386	$6,921
Increase period over period	$465
Percentage increase, period over period	7%

Total revenue for the three months ended March 30, 2014 was $7.4 million, an increase of $0.5 million or 7%, compared with $6.9 million for the three months ended March 31, 2013. For the three months ended March 30, 2014, 90% of our revenue was contributed by product revenue and 10% of our revenue was contributed by development fees and other revenue. For the three months ended March 31, 2013, 82% of our revenue was contributed by product revenue and 18% of our revenue was contributed by development fees and other revenue.

Product revenue for the three months ended March 30, 2014 was $6.7 million, an increase of $1.0 million or 18%, compared with $5.7 million for the three months ended March 31, 2013. The increase in product revenue during the three months ended March 30, 2014 was primarily due to the increased demand for our HSC product line, including both our Optics and RF E-band products, which was partially offset by a decrease in revenue from our Industrial ASIC product line

Development fees and other revenue for the three months ended March 30, 2014 was $0.7 million, a decrease of $0.5 million or 43%, compared with $1.2 million for the three months ended March 31, 2013. We experienced a decrease in development fees and other revenue due to a decrease in the number and size of development projects in our HSC and Industrial product lines.

Cost of Revenue and Gross Profit

 Cost of revenue and gross profit for the periods presented was as follows (in thousands, except percentages):

	Three Months Ended
	March 30, 2014	March 31, 2013
Total cost of revenue	$3,126	$2,636
Gross profit	$4,260	$4,285
Gross margin	58%	62%
Decrease, period over period	(25)
Percentage decrease, period over period	-1%

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

Gross profit for the three months ended March 30, 2014 was $4.3 million, or a gross margin of 58%, compared to a gross profit of $4.3 million, or a gross margin of 62%, for the three months ended March 31, 2013. The decrease in gross margin is primarily due to a change in product mix and lower revenue from development projects.

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

Development project revenue and other non-product revenue for the three months ended March 30, 2014 was $0.7 million compared with $1.2 million for the three months ended March 31, 2013. Excluding the revenue and gross profit associated with development programs and other non-product revenue, gross margin was 53% and 54% for the three months ended March 30, 2014 and March 31, 2013, respectively.

 Research and Development Expense

Research and development expense for the periods presented was as follows (in thousands, except percentages):

	Three Months Ended
	March 30, 2014	March 31, 2013
Research and development expense	$3,742	$3,236
Percentage of revenue	51%	47%
Increase, period over period	$506
Percentage increase, period over period	16%

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

Research and development expense for the three months ended March 30, 2014 was $3.7 million compared to $3.2 million for the three months ended March 31, 2013, an increase of $506,000 or 16%. Research and development costs increased as compared to the first quarter of 2013 primarily due to a $526,000 increase in expenses for materials and project-related services for developing new products.

We expect research and development expense to moderately decrease from the first quarter of 2014 to the second quarter of 2014.

Selling, General and Administrative Expense

Selling, general and administrative expense for the periods presented was as follows (in thousands, except percentages):

	Three Months Ended
	March 30, 2014	March 31, 2013
Selling, general and administrative expense	$2,398	$2,353
Percentage of revenue	32%	34%
Increase, period over period	$45
Percentage increase, period over period	2%

Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, accounting, finance, sales, marketing and administration personnel, professional fees, allocated facilities costs, promotional activities and expenses related to stock-based compensation.

Selling, general and administrative expense for the three months ended March 30, 2014 and March 31, 2013 was flat at $2.4 million. During the three months ended March 30, 2014 compared to March 31, 2013, a $76,000 increase in professional services relating to our newly established joint venture, BrPhotonics Produtos Optoeletrônicos LTDA in Campinas, Sao Paolo, Brazil, was partially offset by a $46,000 decrease in stock based compensation.

We expect selling, general and administrative expense to moderately decrease from the first quarter of 2014 to the second quarter of 2014.

Restructuring Expense, Net

During the three months ended March 30, 2014, we did not incur any restructuring expense.

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

Special Litigation-Related Expense

During the three months ended March 30, 2014, we did not incur any special litigation-related expense.

During the three months ended March 31, 2013, we incurred special litigation-related expenses of $415,000, which was primarily due to $298,000 of legal fees associated with the misappropriation of trade secrets and breach of contract case against M/A-COM Technology Solutions, Inc. (“MACOM”), MACOM’s wholly-owned subsidiary Optomai, Inc., and three former employees of GigOptix who founded Optomai, and $108,000 of legal fees associated with the case against Advantech, the parent company of Allgon Microwave Corporation AB, or Allgon, for breach of contract.

Interest Expense, Net and Other Income, Net

	Three Months Ended
	March 30, 2014	March 31, 2013
Interest expense, net	$(17)	$(54)
Other income (expense), net	10	168
Total	$(7)	$114

Interest expense, net and other income, net consist primarily of gains and losses related to foreign currency transactions, gains and losses related to property and equipment disposals, interest on line of credit, interest on capital leases and amortization of loan fees in connection with our Silicon Valley Bank line of credit and loan.

Interest expense, net for the three months ended March 30, 2014 was $17,000 compared to $54,000 for the three months ended March 31, 2013. Interest expense, net decreased as compared to the first quarter of 2013 primarily due to a $19,000 decrease in loan fees and an $11,000 decrease in interest on capital leases.

Other income, net for the three months ended March 30, 2014 was income of $10,000. Other income, net for the three months ended March 31, 2013 was income of $168,000, which primarily consisted of $131,000 gain on the sale of property and equipment.

Provision for Income Taxes

	Three Months Ended
	March 30, 2014	March 31, 2013
Provision for income taxes	$10	$13
Percentage of revenue	0%	0%
Decrease, period over period	$(3)
Percentage decrease, period over period	-23%

Income tax expense was $10,000 and $13,000 for three months ended March 30, 2014 and March 31, 2013, respectively, and our effective tax rate was less than 1% for those periods. The income tax provision for the three months ended March 30, 2014 and March 31, 2013 were due primarily to state taxes and foreign taxes due. We have incurred book losses in all tax jurisdictions and have a full valuation allowance against such losses.

Liquidity and Capital Resources

 Cash and cash equivalents and cash flow data for the periods presented were as follows (in thousands):

	March 30, 2014	December 31, 2013
Cash and cash equivalents	$19,865	$20,377

	Three Months Ended
	March 30, 2014	March 31, 2013
Net cash used in operating activities	$(207)	$(2,108)
Net cash used in investing activities	$(123)	$(752)
Net cash provided by (used in) financing activities	$(182)	$2,108

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

Operating Activities

Operating activities used cash of $207,000 in the three months ended March 30, 2014. Our net loss from continuing operations, adjusted for depreciation, stock-based compensation and other non-cash items, was an income of $32,000. The remaining use of $239,000 of cash was primarily due to an increase in accounts receivable, net of $1.0 million, a decrease in other current liabilities of $487,000, an increase in inventories of $136,000, and a decrease in accrued compensation of $125,000 which were partially offset by an increase in accounts payable of $1.6 million.

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

 Investing Activities

Net cash used in investing activities for the three months ended March 30, 2014 was $123,000 from purchases of property and equipment.

Net cash used in investing activities for the three months ended March 31, 2013 was $752,000 and consisted of $883,000 of purchases of fixed assets partially offset by $131,000 proceeds from sale of property and equipment.

Financing Activities

Net cash used in financing activities for the three months ended March 30, 2014 was $182,000 and consisted primarily of $103,000 taxes paid related to net share settlement of equity awards and $89,000 for capital lease payments.

Net cash provided by financing activities for the three months ended March 31, 2013 was $2.1 million and consisted primarily of $2.3 million of net borrowings on our line of credit facilities with Silicon Valley Bank partially offset by $117,000 for capital lease payments.

Material Commitments

The following table summarizes our future net cash obligations for current debt, operating leases, and capital leases, in thousands of dollars, as of March 30, 2014:

Contractual Obligations at March 30, 2014:	Total	Less than One Year	One to Three Years	More than Three Years
Operating lease obligations	1,186	358	771	57
Capital lease obligations (including interest)	219	209	7	3
Total	$1,405	$567	$778	$60

GigOptix did not have any material commitments for capital expenditures as of March 30, 2014.

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have evaluated the effectiveness of our disclosure controls and procedures as of March 30, 2014. Our CEO and CFO have concluded that our disclosure controls and procedures were effective as of that date and have also concluded that our consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States.

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

We have revised the risk factors that relate to our business, as set forth below. These risks include any material changes to and supersede any similar the risks previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2013 and otherwise supplement those risks. We encourage investors to review the risk factors and uncertainties relating to our business disclosed in that Form 10-K, as well as those contained in Part 1, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, above.

We have incurred substantial operating losses in the past and we may not be able to achieve profitability in the future.

Historically, we have incurred net losses. For the three months ended March 30, 2014 and the years ended December 31, 2013 and 2012, we incurred net losses of $1.9 million, $1.9 million and $7.0 million, respectively. For the three months ended March 30, 2014, we had cash outflows from operations of $207,000. For the year ended December 31, 2013, we had cash inflows from operations of $3.3 million. For the year ended December 31, 2012, we had cash outflows from operations of $2.0 million. As of March 30, 2014, we had an accumulated deficit of $98.3 million. We expect development, sales and other operating expenses to increase in the future as we expand our business. If our revenue does not grow to offset these current expenses, we may not be profitable. In fact, in future quarters we may not have any revenue growth and our revenues could decline. Furthermore, if our operating expenses exceed expectations, financial performance will be adversely affected and we may continue to incur significant losses in the future.

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

For the three months ended March 30, 2014, one customer accounted for 28% of total revenue. For the three months ended March 31, 2013, one customer accounted for 26% of our total revenue. No other customers accounted for more than 10% of total revenue during the periods presented.

We could suffer unrecoverable losses on our customers’ accounts receivable, which would adversely affect our financial results.

Our operating cash flows are dependent on the continued collection of receivables. Although our accounts receivable as of March 30, 2014 increased by $1.0 million or 21% compared to the balance as of December 31, 2013, we have not had significant uncollectable accounts. However, if a customer is unable or refuses to pay we could suffer additional accounting losses as well as a reduction in liquidity. A significant increase in uncollectible accounts would have an adverse impact on our business, liquidity and financial results.

Our business is subject to foreign currency risk.

Sales to customers located outside the United States comprised 72% and 71% of our revenue for the three months ended March 30, 2014 and March 31, 2013, respectively. In addition, we have two subsidiaries overseas (Switzerland and Germany) that record their operating expenses in a foreign currency.  Since sales of our products have been denominated to date primarily in U.S. dollars, increases in the value of the U.S. dollar could increase the price of our products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales. Future international activity may result in increased foreign currency denominated sales. Gains and losses on the conversion to U.S. dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in GigOptix’ results of operations. We currently do not have hedging or other programs in place to protect against adverse changes in the value of the U.S. dollar as compared to other currencies to minimize potential adverse effects.

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit Number	Description

10.1*	First Amendment to the Articles of Association of BrPhotonics Produtos Optoeletrônicos LTDA.

10.2*	Joint Venture and Quotaholders Agreement by and between GigOptix, Inc., Fundação CPqD – Centro De Pesquisa e Desenvolvimento em Telecomunicações (CPqD), and BrPhotonics Produtos Optoeletrônicos LTDA.

31.1*	Chief Executive Officer certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

GIGOPTIX, INC.

Date: May 9, 2014	/S/ AVI S. KATZ
Dr. Avi S. Katz
Chief Executive Officer and Chairman of the Board

Date: May 9, 2014	/S/ CURT P. SACKS
Curt P. Sacks
Chief Financial Officer