Form 10-Q
period 2014-06-29
GigOptix, Inc.
filed 2014-08-12
CIK 1432150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2014

or

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

The number of shares of Common Stock outstanding as of August 1, 2014, the most recent practicable date prior to the filing of this Quarterly Report on Form 10-Q, was 31,885,772 shares.

PART I
FINANCIAL INFORMATION
GIGOPTIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 29,	December 31,
	2014	2013
ASSETS	(Unaudited)	(1)
Current assets:
Cash and cash equivalents	$18,541	$20,377
Accounts receivable, net	7,029	5,021
Inventories	4,287	4,617
Prepaid and other current assets	739	434
Total current assets	30,596	30,449
Property and equipment, net	2,417	2,999
Intangible assets, net	2,840	3,287
Goodwill	9,860	9,860
Investment in unconsolidated affiliate	125	-
Restricted cash	133	284
Other assets	117	183
Total assets	$46,088	$47,062

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,652	$831
Accrued compensation	903	1,170
Other current liabilities	2,281	2,746
Total current liabilities	5,836	4,747
Pension liabilities	140	140
Deferred rent, noncurrent	143	177
Other long term liabilities	441	418
Total liabilities	6,560	5,482
Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized as of June 29, 2014 and December 31, 2013; 32,467,019 and 32,067,616 shares issued and outstanding as of June 29, 2014 and December 31, 2013, respectively	32	32
Additional paid-in capital	141,611	139,710
Treasury stock, at cost; 701,754 shares as of June 29, 2014 and December 31, 2013, respectively	(2,209)	(2,209)
Accumulated other comprehensive income	478	490
Accumulated deficit	(100,384)	(96,443)
Total stockholders’ equity	39,528	41,580
Total liabilities and stockholders’ equity	$46,088	$47,062

See accompanying Notes to Condensed Consolidated Financial Statements

(1)	The condensed consolidated balance sheet as of December 31, 2013 has been derived from the audited consolidated financial statements as of that date.

GIGOPTIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Total revenue	$8,037	$6,831	$15,423	$13,752
Total cost of revenue	3,487	2,578	6,613	5,214
Gross profit	4,550	4,253	8,810	8,538

Research and development expense	3,358	3,177	7,100	6,413
Selling, general and administrative expense	2,567	2,041	4,965	4,394
Restructuring expense, net	307	-	307	950
Special litigation-related expense	-	472	-	887
Total operating expenses	6,232	5,690	12,372	12,644
Loss from operations	(1,682)	(1,437)	(3,562)	(4,106)
Interest expense, net	(10)	(25)	(27)	(79)
Other income, net	-	88	10	256
Loss before provision for income taxes	(1,692)	(1,374)	(3,579)	(3,929)
Provision for income taxes	21	14	31	27
Loss from consolidated companies	(1,713)	(1,388)	(3,610)	(3,956)
Equity in earnings of unconsolidated affiliate	331	-	331	-
Net loss	$(2,044)	$(1,388)	$(3,941)	$(3,956)

Net loss per share—basic and diluted	$(0.06)	$(0.06)	$(0.13)	$(0.18)
Weighted average number of shares used in per share calculations - basic and diluted	31,607	21,628	31,521	21,588

See accompanying Notes to Condensed Consolidated Financial Statements

GIGOPTIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Net loss	$(2,044)	$(1,388)	$(3,941)	$(3,956)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(10)	17	(12)	25
Other comprehensive income (loss), net of tax	(10)	17	(12)	25
Comprehensive loss	$(2,054)	$(1,371)	$(3,953)	$(3,931)

See accompanying Notes to Condensed Consolidated Financial Statements

GIGOPTIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 29,	June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(3,941)	$(3,956)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,813	1,881
Stock-based compensation	2,127	2,508
Change in fair value of warrants	(3)	(12)
Loss (gain) on property and equipment	8	(160)
Non-cash restructuring expense	210	-
Equity in earnings of unconsolidated affiliate	331	-
Changes in operating assets and liabilities:
Accounts receivable, net	(2,008)	(1,352)
Inventories	85	158
Prepaid and other current assets	(582)	(387)
Other assets	23	18
Accounts payable	1,754	(409)
Accrued restructuring	(29)	13
Accrued compensation	(268)	28
Other current liabilities	(248)	(145)
Other long-term liabilities	(10)	(41)
Net cash used in operating activities	(738)	(1,856)
Cash flows from investing activities:
Purchases of property and equipment	(682)	(1,099)
Proceeds from sale of property and equipment	-	160
Net cash used in investing activities	(682)	(939)
Cash flows from financing activities:
Proceeds from issuance of stock	40	-
Taxes paid related to net share settlement of equity awards	(266)	(75)
Net borrowings on line of credit	-	2,400
Repayment of capital lease	(181)	(237)
Net cash provided by (used in) financing activities	(407)	2,088
Effect of exchange rates on cash and cash equivalents	(9)	66
Net decrease in cash and cash equivalents	(1,836)	(641)
Cash and cash equivalents as of beginning of period	20,377	10,147
Cash and cash equivalents as of end of period	$18,541	$9,506
Supplemental disclosure of cash flow information
Interest paid	$29	$79
Property and equipment acquired with accounts payable	$90	$46
Investment in unconsolidated affiliate acquired with property and equipment and inventories	$456	$-

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

The HSC product line offers a broad portfolio of high performance optical and wireless components to telecommunications (“telecom”) and data communications (“datacom”) customers, i) mixed signal radio frequency integrated circuits (“RFIC”), including 10 to 400 gigabit per second (“Gbps”) laser and optical drivers and trans-impedance amplifiers (“TIA”) for telecom, datacom, and consumer electronic fiber-optic applications; ii) power amplifiers and transceivers for microwave and millimeter monolithic microwave integrated circuit (“MMIC”) wireless applications including power amplifiers and transceiver chips at frequencies higher than 50 GHz; iii) integrated systems in a package (“SIP”) solutions for both fiber-optic and wireless applications; and iv) radio frequency (“RF’) chips for various consumer applications such as global navigation satellite systems (“GNSS”). The HSC product line also partners with key customers on development projects that generate engineering project revenue for the Company while helping to position the Company for future product revenues with these key customers.

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

GigOptix, Inc., the successor to GigOptix LLC, was formed as a Delaware corporation in March 2008 in order to facilitate a combination between GigOptix LLC and Lumera Corporation (“Lumera”). Before the combination, GigOptix LLC acquired the assets of iTerra Communications LLC in July 2007 (“iTerra”) and Helix Semiconductors AG (“Helix”) in January 2008. On November 9, 2009, GigOptix acquired ChipX, Incorporated (“ChipX”). On June 17, 2011, GigOptix acquired Endwave Corporation (“Endwave”). As a result of the acquisitions, Helix, Lumera, ChipX and Endwave all became wholly owned subsidiaries of GigOptix.  In March 2013, the Company established a German subsidiary, GigOptix GmbH; however it is in the process of being dissolved.

In February 2014, together with Fundação CPqD – Centro De Pesquisa e Desenvolvimento em Telecomunicações (“CPqD”), the Company incepted a new joint venture of which the Company owns 49% and CPqD owns 51%, BrPhotonics Produtos Optoeletrônicos LTDA. (“BrP”), based in Campinas, Brazil, which will be a provider of advanced high-speed devices for optical communications and integrated transceiver components that enable information streaming over communications networks. This joint venture is engaged in research and development of Silicon-Photonics (“SiPh”) advanced electro-optical products.  As of June 29, 2014, the Company had transferred its inventory related to the Thin Film Polymer on Silicon (“TFPSTM”) platform and the production line equipment for use by BrP (see also Note 8).

In June 2014, the Company signed a definitive agreement to acquire, for cash only by way of assuming specified liabilities, substantially all of the assets of Tahoe RF Semiconductor, Inc. (“Tahoe RF”), a provider of RF/analog RFICs, intellectual property, and fully integrated systems and subsystems on a chip. This acquisition closed on June 30, 2014, which is the first day of the Company’s third quarter of fiscal 2014 (see also Note 14.)

 Basis of Presentation

The Company’s fiscal year ends on December 31. For quarterly reporting, the Company employs a five-week, four-week, four-week, reporting period. The second quarter of 2014 ended on Sunday, June 29, 2014. The second quarter of 2013 ended on Sunday, June 30, 2013. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements as of June 29, 2014 and for the three and six months ended June 29, 2014 and June 30, 2013, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X, and include the accounts of the Company and all of its subsidiaries. Accordingly, they do not include all of the information and footnotes required by such accounting principles for annual financial statements. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of June 29, 2014, the results of operations for the three and six months ended June 29, 2014 and June 30, 2013, and cash flows for the six months ended June 29, 2014 and June 30, 2013. The condensed consolidated results of operations for the three and six months ended June 29, 2014 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2014. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s 2013 Form 10-K.

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

NOTE 2—BALANCE SHEET COMPONENTS

Accounts receivable, net consisted of the following (in thousands):

	June 29,	December 31,
	2014	2013
Accounts receivable	$7,093	$5,241
Allowance for doubtful accounts	(64)	(220)
	$7,029	$5,021

Property and equipment, net consisted of the following (in thousands, except depreciable life):

	Life	June 29,	December 31,
	(In years)	2014	2013
Network and laboratory equipment	3 – 5	$11,242	$11,250
Computer software and equipment	2 – 3	3,985	3,928
Furniture and fixtures	3 – 7	172	176
Office equipment	3 – 5	137	137
Leasehold improvements	1 – 5	276	378
		15,812	15,869
Accumulated depreciation and amortization		(13,395)	(12,870)
Property and equipment, net		$2,417	$2,999

For the three and six months ended June 29, 2014, depreciation expense related to property and equipment was $548,000 and $1.1 million, respectively. For the three and six months ended June 30, 2013, depreciation expense related to property and equipment was $584,000 and $1.2 million, respectively.

In addition to the property and equipment above, the Company has prepaid licenses. For the three and six months ended June 29, 2014, amortization related to these prepaid licenses was $125,000 and $276,000, respectively. For the three and six months ended June 30, 2013, amortization related to these prepaid licenses was $132,000 and $221,000, respectively.

Inventories consisted of the following (in thousands):

	June 29,	December 31,
	2014	2013
Raw materials	$2,184	$2,103
Work in process	333	780
Finished goods	1,770	1,734
	$4,287	$4,617

Accrued and other current liabilities consisted of the following (in thousands):

	June 29,	December 31,
	2014	2013

Amounts billed to the U.S. government in excess of approved rates	$191	$191
Warranty liability	345	330
Customer deposits	264	313
Capital lease obligations, current portion	104	284
Restructuring liabilities, current portion	-	30
Sales return reserve	248	151
Other	1,129	1,447
	$2,281	$2,746

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

Changes in the Company’s product warranty liability during the six months ended June 29, 2014 and June 30, 2013 are as follows (in thousands):

	Six months ended
	June 29, 2014	June 30, 2013
Beginning balance	$330	$612
Warranties accrued	226	256
Warranties settled or reversed	(211)	(477)
Ending balance	$345	$391

NOTE 3—FAIR VALUE

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 29, 2014 and December 31, 2013 (in thousands):

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 29, 2014:
Assets:
Cash equivalents:
Money market funds	$12,358	$12,358	$-	$-
	$12,358	$12,358	$-	$-
Current liabilities:
Liability warrants	$12	$-	$-	$12

December 31, 2013:
Assets:
Cash equivalents:
Money market funds	$1,356	$1,356	$-	$-
	$1,356	$1,356	$-	$-
Current liabilities:
Liability warrants	$15	$-	$-	$15

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

For the period ended June 29, 2014, the Company did not have any significant transfers between Level 1, Level 2 and Level 3.

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

The fair value of the warrants was estimated using the following assumptions:

	As of June 29, 2014	As of December 31, 2013

Stock price	$1.45	$1.53
Strike price	$2.51	$2.51
Expected life	3.05 years	3.55 years
Risk-free interest rate	0.90%	1.30%
Volatility	65%	65%
Fair value per share	$0.42	$0.52

The following table summarizes the warrants subject to liability accounting as of June 29, 2014 and December 31, 2013 (in thousands, except share and per share amounts) (see also Note 6):

								Three Months Ended June 29, 2014		Six Months Ended June 29, 2014
Holder	Original Warrants	Adjusted Warrants	Grant Date	Expiration Date	Price per Share	Fair Value June 29, 2014	Fair Value December 31, 2013	Exercise of Warrants	Change in Fair Value	Exercise of Warrants	Change in Fair Value	Related Agreement
Bridge Bank	20,000	29,115	4/7/2010	7/7/2017	$2.51	$12	$15	-	$(5)	-	$(3)	Credit Agreement

The change in the fair value of the Level 3 liability warrants during the three and six months ended June 29, 2014 is as follows (in thousands):

Fair value as of December 31, 2013	$15
Exercise of warrants	-
Change in fair value	2
Fair value as of March 30, 2014	17
Exercise of warrants	-
Change in fair value	(5)
Fair value as of June 29, 2014	$12

The warrant liability is included in other current liabilities on the condensed consolidated balance sheets.

 NOTE 4—INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of the following (in thousands):

	June 29, 2014			December 31, 2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$3,277	$(1,908)	$1,369	$3,277	$(1,697)	$1,580
Existing technology	3,783	(2,677)	1,106	3,783	(2,473)	1,310
Order backlog	732	(732)	-	732	(732)	-
Patents	457	(400)	57	457	(397)	60
Trade name	659	(351)	308	659	(322)	337
Total	$8,908	$(6,068)	$2,840	$8,908	$(5,621)	$3,287

For the three and six months ended June 29, 2014 and June 30, 2013, amortization of intangible assets was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Cost of revenue	$103	$122	$206	$244
Selling, general and administrative expense	121	129	241	260
	$224	$251	$447	$504

  Estimated future amortization expense related to intangible assets as of June 29, 2014 is as follows (in thousands):

Years ending December 31,
2014	$446
2015	893
2016	869
2017	487
2018	145
Total	$2,840

As of June 29, 2014, the Company had $9.9 million of goodwill in connection with the acquisitions of ChipX and Endwave. In addition to its annual review, the Company also performs a review of the carrying value of its intangible assets if the Company believes that indicators of impairment exist. During the second quarter of 2014, there were no factors which indicated impairment. The Company did not record impairment on any intangibles, including goodwill, for the three and six months ended June 29, 2014.  In addition, the Company did not record an impairment of goodwill for the year ended December 31, 2013.

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

The Company had no outstanding balance on its line of credit as of June 29, 2014.

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

Common and Preferred Stock

In December 2008, the Company’s stockholders approved an amendment to the Certificate of Incorporation to authorize 50,000,000 shares of common stock of par value $0.001. In addition, the Company is authorized to issue 1,000,000 shares of preferred stock of $0.001 par value of which 300,000 shares have been designated Series A Junior Preferred Stock with powers, preferences and rights as set forth in the certificate of designation dated December 16, 2011; the remainder of the shares of preferred stock are undesignated, for which the Board of Directors is authorized to fix the designation, powers, preferences and rights. As of June 29, 2014 and December 31, 2013, there were no shares of preferred stock issued or outstanding.

 2008 Equity Incentive Plan

In December 2008, the Company adopted the 2008 Equity Incentive Plan (the “2008 Plan”) for directors, employees, consultants and advisors to the Company or its affiliates. Under the 2008 Plan, 2,500,000 shares of common stock were reserved for issuance upon the completion of a merger with Lumera Corporation (“Lumera”) on December 9, 2008. On January 1 of each year, starting in 2009, the aggregate number of shares reserved for issuance under the 2008 Plan increase automatically by the lesser of (i) 5% of the number of shares of common stock outstanding as of the Company’s immediately preceding fiscal year, or (ii) a number of shares determined by the Board of Directors. The maximum number of shares of common stock to be granted is up to 21,000,000 shares. Forfeited options or awards generally become available for future awards.  As of December 31, 2013, the stockholders had approved 15,021,253 shares for future issuance. On January 1, 2014, there was an automatic increase of 1,603,381 shares. As of June 29, 2014, 11,790,457 options to purchase common stock and restricted stock were outstanding and 3,953,715 shares are authorized for future issuance under the 2008 equity incentive plan.

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

2007 Equity Incentive Plan

In August 2007, GigOptix LLC adopted the GigOptix LLC Equity Incentive Plan (the "2007 Plan"). The 2007 Plan provided for grants of options to purchase membership units, membership awards and restricted membership units to employees, officers and non-employee directors, and upon the completion of the merger with Lumera were converted into grants of up to 632,500 shares of stock. Vesting periods are determined by the Board of Directors and generally provide for stock options to vest over a four-year period and expire ten years from date of grant. Vesting for certain shares of restricted stock is contingent upon both service and performance criteria. The 2007 Plan was terminated upon the completion of merger with Lumera on December 9, 2008 and the remaining 864 stock options not granted under the 2007 Plan were cancelled. No shares of the Company’s common stock remain available for issuance of new grants under the 2007 Plan other than for satisfying exercises of stock options granted under this plan prior to its termination. As of June 29, 2014, options to purchase a total of 413,497 shares of common stock and 4,125 warrants to purchase common stock were outstanding.

Lumera 2000 and 2004 Stock Option Plan

In December 2008, in connection with the merger with Lumera, the Company assumed the existing Lumera 2000 Equity Incentive Plan and the Lumera 2004 Stock Option Plan (the “Lumera Plan”). All unvested options granted under the Lumera Plan were assumed by the Company as part of the merger. All contractual terms of the assumed options remain the same, except for the converted number of shares and exercise price based on merger conversion ratio of 0.125. As of June 29, 2014, no additional options can be granted under the Lumera Plan, and options to purchase a total of 72,428 shares of common stock were outstanding.

Warrants

As of December 31, 2013, the Company had a total of 1,468,239 warrants to purchase common stock outstanding under all warrant arrangements. During the six months ended June 29, 2014, no warrants were exercised and 784,999 warrants expired. As a result, as of June 29, 2014, the Company had 683,240 warrants to purchase common stock outstanding under all warrant arrangements. Some of the warrants have anti-dilution provisions which adjust the number of warrants available to the holder such as, but not limited to, stock dividends, stock splits and certain reclassifications, exchanges, combinations or substitutions. These provisions are specific to each warrant agreement.

Stock-based Compensation Expense

The following table summarizes the Company’s stock-based compensation expense for the three and six months ended June 29, 2014 and June 30, 2013 (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Cost of revenue	$88	$59	$164	$139
Research and development expense	292	231	567	554
Selling, general and administrative expense	728	448	1,387	1,153
Restructuring expense	9	-	9	662
	$1,117	$738	$2,127	$2,508

For the six months ended June 29, 2014, included in the $2.1 million of stock-based compensation expense was $9,000 in restructuring expense to modify the exercise period and accelerate the vesting of RSUs (see Note 7).

For the six months ended June 30, 2013, included in the $2.5 million of stock-based compensation expense is $662,000 in restructuring expense to modify the exercise period and accelerate the vesting of stock options and RSUs (see Note 7).

During the three months ended June 29, 2014 and June 30, 2013, the Company granted options to purchase 25,000 and 610,010 of common stock, respectively, with an estimated total grant-date fair value of $28,000 and $359,000, respectively.

During the three months ended June 29, 2014 and June 30, 2013, the Company granted 70,000 and 569,846 RSUs, respectively, with a grant-date fair value of $113,000 and $490,000 or $1.62 and $0.86 per share, respectively.

During the six months ended June 29, 2014 and June 30, 2013, the Company granted options to purchase 25,000 and 610,010 of common stock, respectively, with an estimated total grant-date fair value of $28,000 and $359,000, respectively.

During the six months ended June 29, 2014 and June 30, 2013, the Company granted 1,475,085 and 569,846 RSUs, respectively, with a grant-date fair value of $2.5 million and $490,000 or $1.70 and $0.86 per share, respectively.

 As of June 29, 2014, the total compensation cost not yet recognized in connection with unvested stock options and RSUs under the Company’s equity compensation plans was approximately $2.6 million and $2.8 million, respectively. Unrecognized compensation will be amortized on a straight-line basis over a weighted-average period of approximately 1.67 years for stock options and approximately 2.6 years for RSUs.

Stock Option and RSU Activity

The following is a summary of option activity for the Company’s equity incentive plans, including both the 2008 Plan and other prior plans for which there are outstanding options but no new grants since the 2008 Plan was adopted:

	Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term, in Years
Outstanding, December 31, 2013	10,306,671	$2.34	6.96
Granted	25,000	1.59
Exercised	(38,305)	1.05
Forfeited/Expired	(237,754)	2.06
Ending balance, June 29, 2014	10,055,612	2.35	6.44

Vested and exercisable and expected to vest, June 29, 2014	9,918,037	$2.35	6.43

Vested and exercisable, June 29, 2014	8,036,039	$2.38	6.12

The aggregate intrinsic value of options vested, exercisable and expected to vest, based on the fair value of the underlying stock options as of June 29, 2014 was approximately $1.1 million. The aggregate intrinsic value reflects the difference between the exercise price of the underlying stock options and the Company’s closing share price of $1.45 as of June 27, 2014.

The total intrinsic value of options exercised during the six months ended June 29, 2014 was approximately $18,000. During the six months ended June 30, 2013, the Company did not have any options exercised.

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

The following is a summary of RSU activity for the indicated periods:

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Vesting Term, Years	Aggregate Intrinsic Value
				(In thousands)
Outstanding, December 31, 2013	1,313,801	$1.19	1.85	$2,010
Granted	1,475,085	1.70
Released	(525,333)	1.30
Forfeited/expired	(42,783)	1.25
Outstanding, June 29, 2014	2,220,770	$1.50	2.60	$3,220

The majority of the RSUs that vested in the six months ended June 29, 2014 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were based on the value of the RSUs on their vesting date as determined by the Company’s closing stock price. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company. For the six months ended June 29, 2014, 525,333 shares of RSUs vested with an intrinsic value of approximately $762,000. The Company withheld 164,000 shares to satisfy approximately $266,000 of employees’ minimum tax obligation on the vested RSUs.

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

During the second of quarter of 2014, the Company undertook restructuring activities to reduce its expenses. In conjunction with the creation of the BrP joint venture and the subsequent relocation of the related manufacturing activities to BrP, the Company ended its lease in the Bothell, Washington location and reduced its headcount. The components of the restructuring charge included $43,000 of cash expenses for cleanup services, $210,000 of restricted cash and rent deposit forfeiture to move out of the Bothell facility, $45,000 of cash expenses for severance, benefits and payroll taxes and other costs associated with employee terminations, and $9,000 of non-cash expenses associated with the acceleration of RSUs. The total charge for these restructuring activities was $307,000.

The following is a summary of the restructuring activity (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Beginning balance	$-	$182	$30	$168
Charges	307	-	307	950
Uses and adjustments	(307)	(54)	(337)	(990)
Ending balance	$-	$128	$-	$128

As of June 29, 2014, the Company had no balance in accrued restructuring.

NOTE 8— INVESTMENT IN UNCONSOLIDATED AFFILIATE

In February 2014, together with CPqD, the Company incepted a new joint venture, named BrP, of which the Company owns 49% and CPqD owns 51% of BrP. It is based in Campinas, Brazil. BrP will be a provider of advanced high-speed devices for optical communications and integrated transceiver components for information networks. It is engaged in research and development of SiPh advanced electro-optical products.

The Company has transferred into BrP its knowledge-base and intellectual property of TFPSTM technology. The Company has transferred to CPqD, its inventory related to the TFPSTM platform and the complete production line equipment that previously resided at its Bothell, Washington, facility for CPqD to use for the BrP joint venture. As of the transfer date, the Company’s net book value of the inventory and property and equipment was $245,000 and $211,000, respectively, which resulted in a $456,000 investment in BrP.

For the three and six months ended June 29, 2014, the Company’s allocated portion of BrP’s results was a loss of $331,000, respectively. This resulted in the Company’s investment in an unconsolidated affiliate of $125,000 as of June 29, 2014.

NOTE 9—INCOME TAXES

The Company recorded a provision for income taxes of $21,000 and $31,000 for the three and six months ended June 29, 2014, respectively, and $14,000 and $27,000 for the three and six months ended June 30, 2013, respectively. The Company's effective tax rate was less than 1% for the three and six months ended June 29, 2014 and June 30, 2013.

The income tax provision for the three and six months ended June 29, 2014 and June 30, 2013 was due primarily to state taxes and foreign taxes due. The Company has incurred book losses in all tax jurisdictions and has a full valuation allowance against such losses.

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such a determination, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. In order to support a conclusion that a valuation allowance is not needed, positive evidence of sufficient quantity and quality is necessary to overcome negative evidence. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding realization of the asset including lack of profitability through June 29, 2014 and the uncertainty over future operating profitability and taxable income. The Company will continue to evaluate the potential realization of the deferred tax assets on a quarterly basis.

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

NOTE 10—NET LOSS PER SHARE

The following table summarizes total securities outstanding which were not included in the calculation of diluted net loss per share because to do so would have been anti-dilutive:

	June 29,	June 30,
	2014	2013
Stock options and RSUs	12,276,382	10,978,671
Common stock warrants	683,240	1,788,095
Total	12,959,622	12,766,766

NOTE 11—SEGMENT AND GEOGRAPHIC INFORMATION

The Company has determined that it operates as a single operating and reportable segment. The following tables reflect the results of the Company’s reportable segment consistent with the management system used by the Company’s Chief Executive Officer, the chief operating decision maker.

The following table summarizes revenue by geographic region (in thousands):

	Three Months Ended					Six Months Ended
	June 29, 2014		June 30, 2013		June 29, 2014		June 30, 2013
North America	$1,875	23%	$2,094	31%	$4,102	27%	$4,073	30%
Asia	2,456	31%	1,895	28%	4,614	30%	4,175	30%
Europe	3,647	45%	2,533	37%	6,556	42%	4,696	34%
Other	59	1%	309	4%	151	1%	808	6%
	$8,037	100%	$6,831	100%	$15,423	100%	$13,752	100%

The Company determines geographic location of its revenue based upon the destination of shipments of its products.

For the three months ended June 29, 2014, two customers accounted for greater than 10% of total revenue and combined they accounted for 35% of total revenue, of which the largest accounted for 24% of the Company’s total revenue. For the three months ended June 30, 2013, two customers accounted for greater than 10% of total revenue and combined they accounted for 41% of total revenue, of which the largest accounted for 30% of the Company’s total revenue.

For the six months ended June 29, 2014, one customer accounted for 26% of total revenue. For the six months ended June 30, 2013, one customer accounted for 29% of total revenue.

During the three months ended June 29, 2014, Italy and the United States accounted for 36% and 20% of total revenue, respectively. During the three months ended June 30, 2013, Italy, the United States, and Japan accounted for 34%, 26%, and 16% of total revenue, respectively. No other countries accounted for more than 10% of the Company’s total revenue during the three months ended June 29, 2014 and June 30, 2013.

During the six months ended June 29, 2014, Italy, the United States, and Japan accounted for 36%, 24%, and 10% of total revenue, respectively. During the six months ended June 30, 2013, Italy, the United States, and Japan accounted for 30%, 27%, and 14% of total revenue, respectively. No other countries accounted for more than 10% of the Company’s total revenue during the six months ended June 29, 2014 and June 30, 2013.

The following table summarizes revenue by product line (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
HSC	$5,609	$4,563	$10,891	$9,128
Industrial	2,428	2,268	4,532	4,624
Total revenue	$8,037	$6,831	$15,423	$13,752

The following table summarizes long-lived assets by country (in thousands):

	June 29, 2014	December 31, 2013
United States	$1,851	$2,004
Switzerland	566	995
	$2,417	$2,999

Long-lived assets, comprised of property and equipment, are reported based on the location of the assets as of each balance sheet date.

NOTE 12—COMMITMENTS AND CONTINGENCIES

Commitments

Leases

The Company leases its domestic and foreign sales offices under non-cancelable operating leases. These leases contain various expiration dates and renewal options.  The Company also leases certain software licenses under operating leases. Total facilities rent expense for the three and six months ended June 29, 2014 was $93,000 and $234,000, respectively, and for the three and six months ended June 30, 2013 was $140,000 and $280,000, respectively.

As of April 2014, the Company moved out of its Bothell, Washington facility which comprised 11,666 square feet and entered into a new one-year lease located in Bellevue, Washington which comprises approximately 2,100 square feet.

Aggregate non-cancelable future minimum rental payments under capital and operating leases are as follows (in thousands):

	Capital Leases	Operating Leases
Years ending December 31,	Minimum lease payments	Minimum lease payments
2014	$108	$593
2015	4	432
2016	3	339
2017	3	57
Total minimum lease payments	118	$1,421
Less: Amount representing interest	(6)
Total capital lease obligations	112
Less: current portion	(104)
Long-term portion of capital lease obligations	$8

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

NOTE 13—RECENT ACCOUNTING PRONOUNCEMENTS

In June 2014, the Financial Accounting Standard Board (“FASB”) issued an accounting standard update clarifying the accounting guidance on how to account for share-based payment awards that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. This standard is effective for periods beginning after December 15, 2015 and early adoption is permitted. The Company does not expect the adoption will have a material impact on the Company’s condensed consolidated financial statements.

In May 2014, the FASB issued an accounting standard clarifying the principles for recognizing revenue by amending the FASB Accounting Standards Codification and creating a new Topic 606, Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This standard is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. The Company is currently evaluating the impact of the adoption on the Company’s condensed consolidated financial statements.

NOTE 14—SUBSEQUENT EVENTS

During the third quarter of 2014, the Company completed its acquisition of Tahoe RF. The Company acquired substantially all of the assets of Tahoe RF including one patent, equipment and inventory by assuming approximately $500,000 of liabilities of Tahoe RF. Through the acquisition the Company added 10 employees to its team, which are primarily RF engineers focused on the high growth areas of E-Band and V-Band technologies. In January 2015, up to an additional approximately $200,000 in bonus payments are payable by the Company to these employees provided certain milestones are met and they remain employed by the Company. In addition, beginning in July 2016 and continuing annually through July 2020, these employees will be entitled to a retention bonus of approximately, $100,000 in the aggregate, if they remain employed with the Company.

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

Overview

We are a leading fabless supplier of high speed semiconductor components that enable end-to-end information streaming over optical and wireless networks.  Our products address long haul and metro telecommunications applications as well as emerging high-growth opportunities for Cloud and datacenter connectivity, interactive applications for consumer electronics, and the industrial, defense and avionics industries. The business is made up of two product lines: our High-Speed Communications (HSC) product line and our Industrial product line.

Through our HSC product line we offer a broad portfolio of high performance optical and wireless components to telecommunications (telecom) and data communications (datacom) customers, including i) mixed signal radio frequency integrated circuits (RFIC), including 10 to 400 gigabit per second (Gbps) laser and optical drivers and trans-impedance amplifiers (TIA) for telecom, datacom, and consumer electronic fiber-optic applications; ii) power amplifiers and transceivers for microwave and millimeter monolithic microwave integrated circuit (MMIC) wireless applications including power amplifiers and transceiver chips at frequencies higher than 50 GHz; iii) integrated systems in a package (SIP) solutions for both fiber-optic and wireless applications; and iv) radio frequency (RF) chips for various consumer applications such as global navigation satellite systems (GNSS). The HSC product line also partners with key customers on development projects that generate engineering project revenue and helps to position us for future product revenues with these key customers.

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

Since inception, we have expanded our customer base with the acquisition and integration of six businesses with complementary products and customers. In so doing, we have expanded our device product line in a few active areas, such growing our communication device offering from a few leading 10Gbps ultra-long haul optical drivers at our inception in July 2007 to a line of products today that include: drivers, receivers and TIAs for 10 to 400Gbps optical applications; power amplifiers; and custom ASICs spanning 0.6um to 65nm technology nodes. Our direct sales force is based in three countries and is supported by a significant number of channel representatives and distributors that sell our products throughout North America, Europe, Japan and Asia.

During the third quarter of 2014, we acquired substantially all of the assets of Tahoe RF Semiconductor, Inc. (Tahoe RF) including one patent, equipment and inventory by assuming approximately $500,000 of liabilities of Tahoe RF.  Through the acquisition, we have added RF/analog RFIC technology to our product portfolio and 10 employees to our team, primarily RF engineers focused on the high growth areas of E-Band and V-Band technologies.

Historically, we have incurred net losses. For the six months ended June 29, 2014 and the year ended December 31, 2013, we incurred net losses of $3.9 million and $1.9 million, respectively.  For the six months ended June 29, 2014, we had cash outflows from operations of $738,000. For the year ended December 31, 2013, we had cash inflows from operations of $3.3 million.  As of June 29, 2014 and December 31, 2013, we had an accumulated deficit of $100.4 million and $96.4 million, respectively.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standard Board (FASB) issued an accounting standard update clarifying the accounting guidance on how to account for share-based payment awards that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. This standard is effective for periods beginning after December 15, 2015 and early adoption is permitted. We do not expect the adoption will have a material impact on our condensed consolidated financial statements.

In May 2014, the FASB issued an accounting standard clarifying the principles for recognizing revenue by amending the FASB Accounting Standards Codification and creating a new Topic 606, Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This standard is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. We are currently evaluating the impact of the adoption on our condensed consolidated financial statements.

Results of Operations

Revenue

Revenue for the periods reported was as follows (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Product	$7,201	$5,646	$13,880	$11,330
Development fees and other	836	1,185	1,543	2,422
Total revenue	$8,037	$6,831	$15,423	$13,752
Increase, period over period	$1,206		$1,671
Percentage increase, period over period	18%		12%

Total revenue for the three months ended June 29, 2014 was $8.0 million, an increase of $1.2 million or 18%, compared with $6.8 million for the three months ended June 30, 2013. For the three months ended June 29, 2014, 90% of our revenue was contributed by product revenue and 10% of our revenue was contributed by development fees and other revenue. For the three months ended June 30, 2013, 83% of our revenue was contributed by product revenue and 17% of our revenue was contributed by development fees and other revenue.

Product revenue for the three months ended June 29, 2014 was $7.2 million, an increase of $1.6 million or 28%, compared with $5.6 million for the three months ended June 30, 2013. The increase in product revenue during the three months ended June 29, 2014 was due to the increased demand for both our HSC and Industrial product lines.

Development fees and other revenue for the three months ended June 29, 2014 was $836,000, a decrease of $349,000 or 29%, compared with $1.2 million for the three months ended June 30, 2013.  We experienced a decrease in development fees and other revenue primarily due to a decrease in the number and size of development projects in our HSC product line.

Total revenue for the six months ended June 29, 2014 was $15.4 million, an increase of $1.7 million or 12%, compared with $13.8 million for the six months ended June 30, 2013. For the six months ended June 29, 2014, 90% of our revenue was contributed by product revenue and 10% of our revenue was contributed by development fees and other revenue. For the six months ended June 30, 2013, 82% of our revenue was contributed by product revenue and 18% of our revenue was contributed by development fees and other revenue.

Product revenue for the six months ended June 29, 2014 was $13.9 million, an increase of $2.6 million or 23%, compared with $11.3 million for the six months ended June 30, 2013. The increase in product revenue during the six months ended June 29, 2014 was due to increased revenue from our HSC product line, primarily our data communications and E-band products.

Development fees and other revenue for the six months ended June 29, 2014 was $1.5 million, a decrease of $879,000 or 36%, compared with $2.4 million for the six months ended June 30, 2013. We experienced a decrease in development fees and other revenue primarily due to a decrease in the number and size of development projects in our HSC and Industrial product lines.

Cost of Revenue and Gross Profit

Cost of revenue and gross profit for the periods presented was as follows (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Total cost of revenue	$3,487	$2,578	$6,613	$5,214
Gross profit	$4,550	$4,253	$8,810	$8,538
Gross margin	57%	62%	57%	62%
Increase, period over period	297		272
Percentage increase, period over period	7%		3%

Gross profit consists of revenue less cost of revenue. Cost of revenue consists primarily of the costs to manufacture saleable chips, including outsourced wafer fabrication and testing; costs of direct materials; equipment depreciation; costs associated with procurement, production control and quality assurance; fees paid to our offshore manufacturing vendors; reserves for potential excess or obsolete material; allocated facilities costs; costs related to stock-based compensation; accrued costs associated with potential warranty returns; and amortization of certain identified intangible assets. Amortization expense of identified intangible assets, namely existing technology, is presented within cost of revenue, as the intangible assets were determined to be directly attributable to revenue generating activities.

Gross profit for the three months ended June 29, 2014 was $4.6 million, or a gross margin of 57%, compared to a gross profit of $4.3 million or a gross margin of 62%, for the three months ended June 30, 2013. The decrease in gross margin is primarily due to increased overhead related costs and lower revenue from development projects.

Gross profit for the six months ended June 29, 2014 was $8.8 million, or a gross margin of 57%, compared to a gross profit of $8.5 million, or a gross margin of 62%, for the six months ended June 30, 2013. The decrease in gross margin is primarily due to increased overhead related costs and lower revenue from development projects.

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

Development project revenue and other non-product revenue for the three months ended June 29, 2014 was $836,000 compared with $1.2 million for the three months ended June 30, 2013.  Excluding the revenue and gross profit associated with development programs and other non-product revenue, gross margin was 52% and 54% for the three months ended June 29, 2014 and June 30, 2013, respectively.

Development project revenue and other non-product revenue for the six months ended June 29, 2014 was $1.5 million compared with $2.4 million for the six months ended June 30, 2013.  Excluding the revenue and gross profit associated with development programs and other non-product revenue, gross margin was 52% and 54% for the six months ended June 29, 2014 and June 30, 2013, respectively.

 Research and Development Expense

Research and development expense for the periods presented was as follows (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Research and development expense	$3,358	$3,177	$7,100	$6,413
Percentage of revenue	42%	47%	46%	47%
Increase, period over period	$181		$687
Percentage increase, period over period	6%		11%

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

Research and development expense for the three months ended June 29, 2014 was $3.4 million compared to $3.2 million for the three months ended June 30, 2013, an increase of $181,000 or 6%. Research and development costs increased as compared to the second quarter of 2013 primarily due to a $305,000 increase in personnel related expenses which were partially offset by an $185,000 decrease in project related expenses.

Research and development expense for the six months ended June 29, 2014 was $7.1 million compared to $6.4 million for the six months ended June 30, 2013, an increase of $687,000 or 11%.  Research and development costs increased as compared to 2013 primarily due to a $347,000 increase in personnel related expenses and a $345,000 increase in materials and project-related services for developing new products.

We expect research and development expense to increase from the second quarter of 2014 to the third quarter of 2014 due to increased headcount as a result of the Tahoe RF acquisition.

Selling, General and Administrative Expense

 Selling, general and administrative expense for the periods presented was as follows (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Selling, general and administrative expense	$2,567	$2,041	$4,965	$4,394
Percentage of revenue	32%	30%	32%	32%
Increase, period over period	$526		$571
Percentage increase, period over period	26%		13%

Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, accounting, finance, sales, marketing and administration personnel, professional fees, allocated facilities costs, promotional activities and expenses related to stock-based compensation.

Selling, general and administrative expense for the three months ended June 29, 2014 was $2.6 million compared to $2.0 million for the three months ended June 30, 2013 an increase of $526,000 or 26%. Selling, general and administrative expense increased as compared to the second quarter of 2013 primarily due to a $375,000 increase in personnel related expenses and a $280,000 increase in stock-based compensation.

Selling, general and administrative expense for the six months ended June 29, 2014 was $5.0 million compared to $4.4 million for the six months ended June 30, 2013, an increase of $571,000 or 13%. Selling, general and administrative expense increased as compared to 2013 primarily due to a $428,000 increase in personnel related expenses and a $234,000 increase in stock-based compensation.

We expect selling, general and administrative expense to be comparable in absolute dollars from the second quarter of 2014 to the third quarter of 2014.

Restructuring Expense, Net

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Restructuring expense	$307	$-	$307	$950
Percentage of revenue	4%	0%	2%	7%
Increase (decrease), period over period	$307		$(643)
Percentage increase (decrease), period over period	100%		(68%)

During the three months and six months ended June 29, 2014, we recorded $307,000 in restructuring expenses in order to end our lease in the Bothell, Washington location and reduce our headcount. The components of the restructuring charge included $43,000 of cash expenses for cleanup services, $210,000 of restricted cash and rent deposit forfeiture to move out of the Bothell facility, $45,000 of cash expenses for severance, benefits and payroll taxes and other costs associated with employee terminations, and $9,000 of non-cash expenses associated with the acceleration restricted stock units (“RSUs”).

During the six months ended June 30, 2013, we recorded $950,000 in restructuring expenses. The components of the restructuring charge included $662,000 of non-cash expenses associated with the acceleration of stock options and RSUs and $288,000 of cash expenses for severance, benefits and payroll taxes and other costs associated with employee terminations. No restructuring expenses were incurred in the three months ended June 30, 2013.

Special Litigation-Related Expense

During the six months ended June 29, 2014, we incurred no special litigation-related expenses.

During the three months ended June 30, 2013, we incurred special litigation-related expenses of $472,000, which was primarily due to legal fees associated with the misappropriation of trade secrets and breach of contract case against M/A-COM Technology Solutions, Inc. (“MACOM”), MACOM’s wholly-owned subsidiary Optomai, Inc. (“Optomai”), and three former employees of GigOptix who founded Optomai.

During the six months ended June 30, 2013, we incurred special litigation-related expenses of $887,000, which was primarily due to $770,000 of legal fees associated with the lawsuit against MACOM, Optomai and the three former GigOptix employees and $108,000 of legal fees associated with the case against Advantech, the parent company of Allgon Microwave Corporation AB, or Allgon, for breach of contract.

Interest Expense, Net and Other Income, Net

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Interest expense, net	$(10)	$(25)	$(27)	$(79)
Other income, net	-	88	10	256
Total	$(10)	$63	$(17)	$177

Interest expense, net and other income, net consist primarily of gains and losses related to foreign currency transactions, gains and losses related to property and equipment disposals, interest on line of credit borrowings, interest on capital leases and amortization of loan fees in connection with our Silicon Valley Bank line of credit and loan.

Interest expense, net for the three months ended June 29, 2014 was $10,000 compared to $25,000 for the three months ended June 30, 2013. Interest expense, net decreased as compared to the second quarter of 2013 primarily due to a $12,000 decrease in interest on capital leases.

Interest expense, net for the six months ended June 29, 2014 was $27,000 compared to $79,000 for the six months ended June 30, 2013. Interest expense, net decreased as compared to the second quarter of 2013, primarily due to a $23,000 decrease in interest on capital leases and $19,000 decrease in loan fees.

Other income, net for the three months ended June 30, 2013 was income of $88,000, which primarily consisted of $65,000 gain on sale of materials and $29,000 gain on sale of property and equipment.

Other income, net for the six months ended June 30, 2013 was income of $256,000, which primarily consisted of $160,000 gain on sale of property and equipment, $88,000 gain on sale of materials and $12,000 from the change in the fair value of liability warrants.

Provision for Income Taxes

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Provision for income taxes	$21	$14	$31	$27
Percentage of revenue	0%	0%	0%	0%
Increase, period over period	$7		$4
Percentage increase, period over period	50%		15%

Income tax expense was $21,000 and $14,000 for three months ended June 29, 2014 and June 30, 2013, respectively, and our effective tax rate was less than 1% for those periods. The income tax provision for the three months ended June 29, 2014 and June 30, 2013 were due primarily to state taxes and foreign taxes due. We have incurred book losses in all tax jurisdictions and have a full valuation allowance against such losses.

Income tax expense was $31,000 and $27,000 for six months ended June 29, 2014 and June 30, 2013, respectively, and our effective tax rate was less than 1% for those periods. The income tax provision for the six months ended June 29, 2014 and June 30, 2013 were due primarily to state taxes and foreign taxes due. We have incurred book losses in all tax jurisdictions and have a full valuation allowance against such losses.

Equity in Earnings of Unconsolidated Affiliate

In February 2014, together with Fundação CPqD – Centro De Pesquisa e Desenvolvimento em Telecomunicações (“CPqD”), we incepted a new joint venture, of which we own 49% and CPqD owns 51%, BrPhotonics Produtos Optoeletrônicos LTDA. (“BrP”). It is based in Campinas, Brazil.  BrP will be a provider of advanced high-speed devices for optical communications and integrated transceiver components for information networks and is engaged in research and development of Silicon-Photonics (“SiPh”) advanced electro-optical products.

For the three and six months ended June 29, 2014, our allocated portion of BrP’s operating results was a loss of $331,000, respectively.

Liquidity and Capital Resources

 Cash and cash equivalents and cash flow data for the periods presented were as follows (in thousands):

	June 29, 2014	December 31, 2013
Cash and cash equivalents	$18,541	$20,377

	Six Months Ended
	June 29, 2014	June 30, 2013
Net cash used in operating activities	$(738)	$(1,856)
Net cash used in investing activities	$(682)	$(939)
Net cash provided by (used in) financing activities	$(407)	$2,088

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

Operating Activities

Operating activities used cash of $738,000 in the six months ended June 29, 2014. Our net loss from continuing operations, adjusted for depreciation, stock-based compensation, equity in earnings of unconsolidated affiliate, non-cash restructuring expense and other non-cash items, was an income of $545,000. The remaining use of $1.3 million of cash was primarily due to an increase in accounts receivable, net of $2.0 million, an increase in prepaid and other current assets of $582,000, a decrease in accrued compensation of $268,000 and a decrease in other current liabilities of $248,000, which were partially offset by an increase in accounts payable of $1.8 million.

Operating activities used cash of $1.9 million in the six months ended June 30, 2013. This resulted from a net loss of $4.0 million and we experienced cash usage for working capital for an increase in accounts receivable, net of $1.4 million, an increase in prepaid and other current assets of $387,000, a decrease in accounts payables of $409,000, and a decrease in other current and long-term liabilities of $186,000. These decreases were partially offset by a decrease in inventories of $158,000 and non-cash expenses of stock-based compensation of $2.5 million and depreciation and amortization of $1.9 million.

 Investing Activities

Net cash used in investing activities for the six months ended June 29, 2014 was $682,000 and consisted of purchases of property and equipment.

Net cash used in investing activities for the six months ended June 30, 2013 was $939,000 and consisted of $1.1 million of purchases of property and equipment partially offset by $160,000 proceeds from sale of property and equipment.

Financing Activities

Net cash used in financing activities for the six months ended June 29, 2014 was $407,000 and consisted primarily of $266,000 of taxes paid related to net share settlement of equity awards and $181,000 for capital lease payments.

Net cash provided by financing activities for the six months ended June 30, 2013 was $2.1 million and consisted primarily of $2.4 million of net borrowings on our line of credit facilities with Silicon Valley Bank partially offset by $237,000 for capital lease payments.

Material Commitments

The following table summarizes our future net cash obligations for current debt, operating leases, and capital leases, in thousands of dollars, as of June 29, 2014:

Contractual Obligations at June 29, 2014:	Total	Less than One Year	One to Three Years	More than Three Years
Operating lease obligations	$1,421	$593	$771	$57
Capital lease obligations (including interest)	118	108	7	3
Total	$1,539	$701	$778	$60

Except for the future cash obligations above, GigOptix did not have any material commitments for capital expenditures as of June 29, 2014.

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have evaluated the effectiveness of our disclosure controls and procedures as of June 29, 2014. Our CEO and CFO have concluded that our disclosure controls and procedures were effective as of that date and have also concluded that our consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States.

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

Historically, we have incurred net losses. For the six months ended June 29, 2014 and the years ended December 31, 2013 and 2012, we incurred net losses of $3.9 million, $1.9 million and $7.0 million, respectively. For the six months ended June 29, 2014, we had cash outflows from operations of $738,000. For the year ended December 31, 2013, we had cash inflows from operations of $3.3 million. For the year ended December 31, 2012, we had cash outflows from operations of $2.0 million. As of June 29, 2014, we had an accumulated deficit of $100.4 million. We expect development, sales and other operating expenses to increase in the future as we expand our business. If our revenue does not grow to offset these current expenses, we may not be profitable. In fact, in future quarters we may not have any revenue growth and our revenues could decline. Furthermore, if our operating expenses exceed expectations, financial performance will be adversely affected and we may continue to incur significant losses in the future.

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

For the six months ended June 29, 2014, one customer accounted for 26% of total revenue. For the six months ended June 30, 2013, one customer accounted for 29% of our total revenue. No other customers accounted for more than 10% of total revenue during the six months ended June 29, 2014 and June 30, 2013.

We could suffer unrecoverable losses on our customers’ accounts receivable, which would adversely affect our financial results.

Our operating cash flows are dependent on the continued collection of receivables. Although our accounts receivable as of June 29, 2014 increased by $2.0 million, or 40%, compared to the balance as of December 31, 2013 we have not had significant uncollectable accounts. However, if a customer is unable or refuses to pay, we could suffer additional accounting losses as well as a reduction in liquidity. A significant increase in uncollectible accounts would have an adverse impact on our business, liquidity and financial results.

Our business is subject to foreign currency risk.

Sales to customers located outside the United States comprised 76% and 73% of our revenue for the six months ended June 29, 2014 and June 30, 2013, respectively. In addition, we have two subsidiaries overseas (Switzerland and Germany) that record their operating expenses in a foreign currency.  Since sales of our products have been denominated to date primarily in U.S. dollars, increases in the value of the U.S. dollar could increase the price of our products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales. Future international activity may result in increased foreign currency denominated sales. Gains and losses on the conversion to U.S. dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in GigOptix’ results of operations. We currently do not have hedging or other programs in place to protect against adverse changes in the value of the U.S. dollar as compared to other currencies to minimize potential adverse effects.

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

GIGOPTIX, INC.

Date: August 12, 2014	/S/ Avi S. Katz
Dr. Avi S. Katz Chief Executive Officer and Chairman of the Board

Date: August 12, 2014	/S/ Curt P. Sacks
Curt P. Sacks Chief Financial Officer