Form 10-Q
period 2014-09-28
GigOptix, Inc.
filed 2014-11-10
CIK 1432150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2014

or

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

The number of shares of Common Stock outstanding as of October 31, 2014, the most recent practicable date prior to the filing of this Quarterly Report on Form 10-Q, was 32,860,266 shares.

PART I
FINANCIAL INFORMATION
GIGOPTIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 28,	December 31,
	2014	2013
ASSETS	(Unaudited)	(1)
Current assets:
Cash and cash equivalents	$18,119	$20,377
Accounts receivable, net	7,707	5,021
Inventories	4,021	4,617
Prepaid and other current assets	674	434
Total current assets	30,521	30,449
Property and equipment, net	2,047	2,999
Intangible assets, net	2,617	3,287
Goodwill	10,306	9,860
Restricted cash	130	284
Other assets	116	183
Total assets	$45,737	$47,062

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,860	$831
Accrued compensation	1,079	1,170
Other current liabilities	2,247	2,746
Total current liabilities	5,186	4,747
Pension liabilities	131	140
Deferred rent, noncurrent	125	177
Other long term liabilities	444	418
Total liabilities	5,886	5,482
Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized as of September 29, 2014 and December 31, 2013; 32,860,266 and 32,067,616 shares issued and outstanding as of September 29, 2014 and December 31, 2013, respectively	32	32
Additional paid-in capital	142,757	139,710
Treasury stock, at cost; 701,754 shares as of September 29, 2014 and December 31, 2013, respectively	(2,209)	(2,209)
Accumulated other comprehensive income	441	490
Accumulated deficit	(101,170)	(96,443)
Total stockholders’ equity	39,851	41,580
Total liabilities and stockholders’ equity	$45,737	$47,062

See accompanying Notes to Condensed Consolidated Financial Statements

(1)	The condensed consolidated balance sheet as of December 31, 2013 has been derived from the audited consolidated financial statements at that date.

GIGOPTIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Total revenue	$8,484	$7,336	$23,907	$21,088
Total cost of revenue	3,482	2,985	10,095	8,199
Gross profit	5,002	4,351	13,812	12,889

Research and development expense	3,257	3,984	10,357	10,397
Selling, general and administrative expense	2,388	2,483	7,353	6,877
Restructuring expense, net	36	-	343	950
Special litigation-related expense	-	(5,673)	-	(4,786)
Total operating expenses	5,681	794	18,053	13,438
Income (loss) from operations	(679)	3,557	(4,241)	(549)
Interest expense, net	(9)	(27)	(36)	(106)
Other income, net	35	3	45	259
Income (loss) before provision for income taxes	(653)	3,533	(4,232)	(396)
Provision for income taxes	8	1	39	28
Income (loss) from consolidated companies	(661)	3,532	(4,271)	(424)
Loss on equity investment	(125)	-	(456)	-
Net income (loss)	$(786)	$3,532	$(4,727)	$(424)

Net income (loss) per share—basic and diluted	$(0.02)	$0.16	$(0.15)	$(0.02)

Weighted average number of shares used in basic per share calculations	31,866	21,656	31,636	21,610
Weighted average number of shares used in diluted per share calculations	31,866	22,359	31,636	21,610

See accompanying Notes to Condensed Consolidated Financial Statements

GIGOPTIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Net income (loss)	$(786)	$3,532	$(4,727)	$(424)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(37)	51	(49)	76
Other comprehensive income (loss), net of tax	(37)	51	(49)	76
Comprehensive income (loss)	$(823)	$3,583	$(4,776)	$(348)

See accompanying Notes to Condensed Consolidated Financial Statements

GIGOPTIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 28,	September 29,
	2014	2013
Cash flows from operating activities:
Net loss	$(4,727)	$(424)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,736	2,843
Stock-based compensation	3,195	3,255
Change in fair value of warrants	(7)	(13)
Loss (gain) on property and equipment	8	(133)
Non-cash restructuring expense	210	-
Loss on equity investment	456	-
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	(2,686)	(2,073)
Inventories	351	(437)
Prepaid and other current assets	(726)	(521)
Other assets	24	22
Accounts payable	916	1,263
Accrued restructuring	(3)	(89)
Accrued compensation	(118)	675
Other current liabilities	(419)	(97)
Other long-term liabilities	(22)	(40)
Net cash provided by (used in) operating activities	(812)	4,231
Cash flows from investing activities:
Purchases of property and equipment	(786)	(1,319)
Proceeds from sale of property and equipment	-	160
Net cash used in investing activities	(786)	(1,159)
Cash flows from financing activities:
Proceeds from issuance of stock	231	4
Taxes paid related to net share settlement of equity awards	(379)	(111)
Net borrowings on line of credit	-	2,400
Payment of debt assumed in acquisition	(176)	-
Repayment of capital lease	(283)	(319)
Net cash provided by (used in) financing activities	(607)	1,974
Effect of exchange rates on cash and cash equivalents	(53)	67
Net increase (decrease) in cash and cash equivalents	(2,258)	5,113
Cash and cash equivalents as of beginning of period	20,377	10,147
Cash and cash equivalents as of end of period	$18,119	$15,260
Supplemental disclosure of cash flow information
Interest paid	$37	$106
Property and equipment acquired with accounts payable	$137	$11
Investment in unconsolidated affiliate acquired with property and equipment and inventories	$456	$-
Liabilities assumed in acquisition	$446	$-

See accompanying Notes to Condensed Consolidated Financial Statements

 GIGOPTIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The HSC product line offers a broad portfolio of high performance optical and wireless components to telecommunications (“telecom”) and data communications (“datacom”) customers, including (i) mixed signal radio frequency integrated circuits (“RFIC”); (ii) 10 to 400 gigabit per second (“Gbps”) laser and optical drivers and trans-impedance amplifiers (“TIA”) for telecom, datacom, and consumer electronic fiber-optic applications; (iii) power amplifiers and transceivers for microwave and millimeter monolithic microwave integrated circuit (“MMIC”) wireless applications including power amplifiers and transceiver chips at frequencies higher than 50 GHz; (iv) integrated systems in a package (“SIP”) solutions for both fiber-optic and wireless applications; and (v) radio frequency (“RF’) chips for various consumer applications such as global navigation satellite systems (“GNSS”). The HSC product line also partners with key customers on development projects that generate engineering project revenue for the Company while helping to position the Company for future product revenues with these key customers.

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

In February 2014, together with Fundação CPqD – Centro De Pesquisa e Desenvolvimento em Telecomunicações (“CPqD”), the Company incepted a new joint venture of which the Company owns 49% and CPqD owns 51%, BrPhotonics Produtos Optoeletrônicos LTDA. (“BrP”), based in Campinas, Brazil, which will be a provider of advanced high-speed devices for optical communications and integrated transceiver components that enable information streaming over communications networks. This joint venture is engaged in research and development of Silicon-Photonics (“SiPh”) advanced electro-optical products.  During the second quarter of 2014, the Company transferred its inventory related to the Thin Film Polymer on Silicon (“TFPSTM”) platform and the production line equipment for use by BrP (see also Note 8).

In June 2014, the Company signed a definitive agreement to acquire, for cash only by way of assuming specified liabilities, substantially all of the assets of Tahoe RF Semiconductor, Inc. (“Tahoe RF”), a provider of RF/analog RFICs, intellectual property, and fully integrated systems and subsystems on a chip. That acquisition closed on June 30, 2014, which was the first day of the Company’s third quarter of fiscal 2014 (see also Note 4).

 Basis of Presentation

The Company’s fiscal year ends on December 31. For quarterly reporting, the Company employs a five-week, four-week, four-week, reporting period. The third quarter of 2014 ended on Sunday, September 28, 2014. The third quarter of 2013 ended on Sunday, September 29, 2013. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements as of September 28, 2014 and for the three and nine months ended September 28, 2014 and September 29, 2013, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X, and include the accounts of the Company and all of its subsidiaries. Accordingly, they do not include all of the information and footnotes required by such accounting principles for annual financial statements. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of September 28, 2014, the results of operations for the three and nine months ended September 28, 2014 and September 29, 2013, and cash flows for the nine months ended September 28, 2014 and September 29, 2013. The condensed consolidated results of operations for the three and nine months ended September 28, 2014 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2014. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s 2013 Form 10-K.

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

NOTE 2—BALANCE SHEET COMPONENTS

Accounts receivable, net consisted of the following (in thousands):

	September 28,	December 31,
	2014	2013
Accounts receivable	$7,790	$5,241
Allowance for doubtful accounts	(83)	(220)
	$7,707	$5,021

Property and equipment, net consisted of the following (in thousands, except depreciable life):

	Life	September 28,	December 31,
	(In years)	2014	2013
Network and laboratory equipment	3 – 5	$11,204	$11,250
Computer software and equipment	2 – 3	3,917	3,928
Furniture and fixtures	3 – 7	171	176
Office equipment	3 – 5	133	137
Leasehold improvements	1 – 5	276	378
		15,701	15,869
Accumulated depreciation and amortization		(13,654)	(12,870)
Property and equipment, net		$2,047	$2,999

For the three and nine months ended September 28, 2014, depreciation expense related to property and equipment was $491,000 and $1.6 million, respectively. For the three and nine months ended September 29, 2013, depreciation expense related to property and equipment was $551,000 and $1.7 million, respectively.

In addition to the property and equipment above, the Company has prepaid licenses. For the three and nine months ended September 28, 2014, amortization related to these prepaid licenses was $208,000 and $485,000, respectively. For the three and nine months ended September 29, 2013, amortization related to these prepaid licenses was $168,000 and $389,000, respectively.

Inventories consisted of the following (in thousands):

	September 28,	December 31,
	2014	2013
Raw materials	$1,689	$2,103
Work in process	637	780
Finished goods	1,695	1,734
	$4,021	$4,617

Other current liabilities consisted of the following (in thousands):

	September 28,	December 31,
	2014	2013

Amounts billed to the U.S. government in excess of approved rates	$191	$191
Warranty liability	313	330
Customer deposits	173	313
Capital lease obligations, current portion	3	284
Sales return reserve	330	151
Other	1,237	1,477
	$2,247	$2,746

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

Changes in the Company’s product warranty liability during the nine months ended September 28, 2014 and September 29, 2013 are as follows (in thousands):

	Nine months ended
	September 28, 2014	September 29, 2013
Beginning balance	$330	$612
Warranties accrued	354	396
Warranties settled or reversed	(371)	(654)
Ending balance	$313	$354

The warranty liability is included in other current liabilities on the condensed consolidated balance sheets.

NOTE 3—FAIR VALUE

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 28, 2014 and December 31, 2013 (in thousands):

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 28, 2014:
Assets:
Cash equivalents:
Money market funds	$12,359	$12,359
	$12,359	$12,359	$-	$-
Current liabilities:
Liability warrants	$8	$-	$-	$8

December 31, 2013:
Assets:
Cash equivalents:
Money market funds	$1,356	$1,356	$-	$-
	$1,356	$1,356	$-	$-
Current liabilities:
Liability warrants	$15	$-	$-	$15

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

For the period ended September 28, 2014, the Company did not have any significant transfers between Level 1, Level 2 and Level 3.

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

The fair value of the warrants was estimated using the following assumptions:

	As of September 28, 2014	As of December 31, 2013

Stock price	$1.19	$1.53
Strike price	$2.51	$2.51
Expected life	2.80 years	3.55 years
Risk-free interest rate	1.08%	1.30%
Volatility	65%	65%
Fair value per share	$0.26	$0.52

The following table summarizes the warrants subject to liability accounting as of September 28, 2014 and December 31, 2013 (in thousands, except share and per share amounts) (see also Note 6):

								Three Months Ended September 28, 2014		Nine Months Ended September 28, 2014
Holder	Original Warrants	Adjusted Warrants	Grant Date	Expiration Date	Exercise Price per Share	Fair Value September 28, 2014	Fair Value December 31, 2013	Exercise of Warrants	Change in Fair Value	Exercise of Warrants	Change in Fair Value	Related Agreement
Bridge Bank	20,000	29,115	4/7/2010	7/7/2017	$2.51	$8	$15	-	$(4)	-	$(7)	Credit Agreement

The change in the fair value of the Level 3 liability warrants during the three and nine months ended September 28, 2014 is as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 28, 2014	September 28, 2014
Beginning fair value balance	$12	$15
Exercise of warrants	-	-
Change in fair value	(4)	(7)
Ending fair value balance	$8	$8

The warrant liability is included in other current liabilities on the condensed consolidated balance sheets.

NOTE 4—INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of the following (in thousands):

	September 28, 2014			December 31, 2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$3,277	$(2,014)	$1,263	$3,277	$(1,697)	$1,580
Existing technology	3,783	(2,778)	1,005	3,783	(2,473)	1,310
Order backlog	732	(732)	-	732	(732)	-
Patents	457	(401)	56	457	(397)	60
Trade name	659	(366)	293	659	(322)	337
Total	$8,908	$(6,291)	$2,617	$8,908	$(5,621)	$3,287

For the three and nine months ended September 28, 2014 and September 29, 2013, amortization of intangible assets was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Cost of revenue	$103	$122	$309	$366
Selling, general and administrative expense	120	120	361	380
	$223	$242	$670	$746

Estimated future amortization expense related to intangible assets as of September 28, 2014 is as follows (in thousands):

Years ending December 31,
2014	$223
2015	893
2016	869
2017	487
2018	145
Total	$2,617

During the third quarter of 2014, the Company completed its acquisition of Tahoe RF which resulted in $446,000 of goodwill. As a result of the Tahoe RF acquisition, the Company assumed approximately $446,000 of liabilities of Tahoe RF and added RF/analog RFIC technology to the Company’s product portfolio and approximately 10 employees, primarily RF engineers focused on the high growth areas of E-Band and V-Band technologies. Up to an additional approximately $200,000 in bonus payments are payable by the Company in January 2015 to these employees provided certain milestones are met and they remain employed by the Company. In addition, beginning in July 2016 and continuing annually through July 2020, these employees will be entitled to a retention bonus of approximately $100,000 in the aggregate if they remain employed with the Company. These payments will be recorded as compensation expense when incurred.

As of September 28, 2014, the Company had $10.3 million of goodwill in connection with the acquisitions of Tahoe RF, ChipX and Endwave. In addition to its annual review, the Company also performs a review of the carrying value of its intangible assets, including goodwill, if the Company believes that indicators of impairment exist. During the third quarter of 2014, there were no factors which indicated impairment. The Company did not record impairment on any intangible assets, including goodwill, for the three and nine months ended September 28, 2014.  In addition, the Company did not record an impairment of goodwill for the year ended December 31, 2013 and will perform its annual impairment analysis during the fourth quarter of 2014.

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

The Company had no outstanding balance on its line of credit as of September 28, 2014.

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

Common and Preferred Stock

In December 2008, the Company’s stockholders approved an amendment to the Certificate of Incorporation to authorize 50,000,000 shares of common stock of par value $0.001. In addition, the Company is authorized to issue 1,000,000 shares of preferred stock of $0.001 par value of which 300,000 shares have been designated Series A Junior Preferred Stock with powers, preferences and rights as set forth in the certificate of designation dated December 16, 2011; the remainder of the shares of preferred stock are undesignated, for which the Board of Directors is authorized to fix the designation, powers, preferences and rights. As of September 28, 2014 and December 31, 2013, there were no shares of preferred stock issued or outstanding.

 2008 Equity Incentive Plan

In December 2008, the Company adopted the 2008 Equity Incentive Plan (the “2008 Plan”) for directors, employees, consultants and advisors to the Company or its affiliates. Under the 2008 Plan, 2,500,000 shares of common stock were reserved for issuance upon the completion of a merger with Lumera Corporation (“Lumera”) on December 9, 2008. On January 1 of each year, starting in 2009, the aggregate number of shares reserved for issuance under the 2008 Plan increase automatically by the lesser of: (i) 5% of the number of shares of common stock outstanding as of the Company’s immediately preceding fiscal year, or (ii) a number of shares determined by the Board of Directors. The maximum number of shares of common stock to be granted is up to 21,000,000 shares. Forfeited options or awards generally become available for future awards.  As of December 31, 2013, the stockholders had approved 15,021,253 shares for future issuance. On January 1, 2014, there was an automatic increase of 1,603,381 shares. As of September 28, 2014, 10,664,161 options to purchase common stock and restricted stock were outstanding and 3,511,707 shares are authorized for future issuance under the 2008 equity incentive plan.

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

2007 Equity Incentive Plan

In August 2007, GigOptix LLC adopted the GigOptix LLC Equity Incentive Plan (the "2007 Plan"). The 2007 Plan provided for grants of options to purchase membership units, membership awards and restricted membership units to employees, officers and non-employee directors, and upon the completion of the merger with Lumera were converted into grants of up to 632,500 shares of stock. Vesting periods are determined by the Board of Directors and generally provide for stock options to vest over a four-year period and expire ten years from date of grant. Vesting for certain shares of restricted stock is contingent upon both service and performance criteria. The 2007 Plan was terminated upon the completion of merger with Lumera on December 9, 2008 and the remaining 864 stock options not granted under the 2007 Plan were cancelled. No shares of the Company’s common stock remain available for issuance of new grants under the 2007 Plan other than for satisfying exercises of stock options granted under this plan prior to its termination. As of September 28, 2014, options to purchase a total of 376,436 shares of common stock and 4,125 warrants to purchase common stock were outstanding.

Lumera 2000 and 2004 Stock Option Plan

In December 2008, in connection with the merger with Lumera, the Company assumed the existing Lumera 2000 Equity Incentive Plan and the Lumera 2004 Stock Option Plan (the “Lumera Plan”). All unvested options granted under the Lumera Plan were assumed by the Company as part of the merger. All contractual terms of the assumed options remain the same, except for the converted number of shares and exercise price based on merger conversion ratio of 0.125. As of September 28, 2014, no additional options can be granted under the Lumera Plan, and options to purchase a total of 66,428 shares of common stock were outstanding.

Warrants

As of December 31, 2013, the Company had a total of 1,468,239 warrants to purchase common stock outstanding under all warrant arrangements. During the nine months ended September 28, 2014, no warrants were exercised and 809,999 warrants expired. As a result, as of September 28, 2014, the Company had 658,240 warrants to purchase common stock outstanding under all warrant arrangements. Some of the warrants have anti-dilution provisions which adjust the number of warrants available to the holder such as, but not limited to, stock dividends, stock splits and certain reclassifications, exchanges, combinations or substitutions. These provisions are specific to each warrant agreement.

Stock-based Compensation Expense

The following table summarizes the Company’s stock-based compensation expense for the three and nine months ended September 28, 2014 and September 29, 2013 (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Cost of revenue	$85	$57	$249	$196
Research and development expense	278	224	845	778
Selling, general and administrative expense	705	466	2,092	1,619
Restructuring expense	-	-	9	662
	$1,068	$747	$3,195	$3,255

For the nine months ended September 28, 2014, included in the $3.2 million of stock-based compensation expense is $9,000 in restructuring expense to modify the exercise period and accelerate the vesting of RSUs (see Note 7).

For the nine months ended September 29, 2013, included in the $3.3 million of stock-based compensation expense is $662,000 in restructuring expense to modify the exercise period and accelerate the vesting of stock options and RSUs (see Note 7).

During the three months ended September 29, 2013, the Company granted options to purchase 35,000 of common stock with an estimated total grant-date fair value of $32,000 or $0.91 per share. During the three months ended September 28, 2014, the Company did not issue any option grants.

During the three months ended September 28, 2014 and September 29, 2013, the Company granted 135,000 and 1,008,527 RSUs, respectively, with a grant-date fair value of $185,000 or $1.37 per share and $1.3 million or $1.33 per share, respectively.

During the nine months ended September 28, 2014 and September 29, 2013, the Company granted options to purchase 25,000 and 645,010 of common stock, respectively, with an estimated total grant-date fair value of $28,000 or $1.10 per share and $391,000 or $0.61 per share, respectively.

During the nine months ended September 28, 2014 and September 29, 2013, the Company granted 1,610,085 and 1,578,373 RSUs, respectively, with a grant-date fair value of $2.7 million or $1.67 per share and $1.8 million or $1.16 per share, respectively.

As of September 28, 2014, the total compensation cost not yet recognized in connection with unvested stock options and RSUs under the Company’s equity compensation plans was approximately $2.0 million and $2.4 million, respectively. Unrecognized compensation will be amortized on a straight-line basis over a weighted-average period of approximately 1.50 years for stock options and approximately 2.45 years for RSUs.

Stock Option and RSU Activity

The following is a summary of option activity for the Company’s equity incentive plans, including both the 2008 Plan and other prior plans for which there are outstanding options but no new grants since the 2008 Plan was adopted:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term, in Years
Outstanding, December 31, 2013	10,306,671	$2.34	6.96
Granted	25,000	1.59
Exercised	(225,678)	1.02
Forfeited/Expired	(999,546)	2.51
Ending balance, September 28, 2014	9,106,447	$2.35	6.20

Vested and exercisable and expected to vest, September 28, 2014	9,001,301	$2.35	6.19

Vested and exercisable, September 28, 2014	7,562,900	$2.37	5.93

The aggregate intrinsic value of options vested, exercisable and expected to vest, based on the fair value of the underlying stock options as of September 28, 2014 was approximately $459,000. The aggregate intrinsic value reflects the difference between the exercise price of the underlying stock options and the Company’s closing share price of $1.19 as of September 26, 2014.

The total intrinsic value of options exercised during the nine months ended September 28, 2014 and September 29, 2013 was approximately $84,000 and $1,000, respectively.

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

The following is a summary of restricted stock unit activity for the indicated periods:

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Vesting Term, Years	Aggregate Intrinsic Value
				(in thousands)
Outstanding, December 31, 2013	1,313,801	$1.19	1.85	$2,010
Granted	1,610,085	1.67
Released	(815,526)	1.33
Forfeited/expired	(107,782)	1.43
Outstanding, September 28, 2014	2,000,578	$1.51	2.45	$2,381

The majority of the RSUs that vested in the nine months ended September 28, 2014 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were based on the value of the RSUs on their vesting date as determined by the Company’s closing stock price. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company. For the nine months ended September 28, 2014, 815,526 shares of RSUs vested with an intrinsic value of approximately $970,000. The Company withheld 249,000 shares to satisfy approximately $378,000 of employees’ minimum tax obligation on the vested RSUs.

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

During the third quarter of 2014, the Company undertook restructuring activities to reduce its expenses. The component of the restructuring charge included $36,000 of cash expenses for severance associated with employee terminations.

The following is a summary of the restructuring activity (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Beginning balance	$-	$128	$30	$168
Charges	36	-	343	950
Uses and adjustments	(10)	(48)	(347)	(1,038)
Ending balance	$26	$80	$26	$80

As of September 28, 2014, the Company had a $26,000 balance in accrued restructuring included in other current liabilities.

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

The Company transferred into BrP its knowledge-base and intellectual property of TFPSTM technology. The Company transferred to CPqD, its inventory related to the TFPSTM platform and the complete production line equipment that previously resided at its Bothell, Washington, facility for CPqD to use for the BrP joint venture. As of the transfer date, the Company’s net book value of the inventory and property and equipment was $245,000 and $211,000, respectively, which resulted in a $456,000 investment in BrP.

For the three and nine months ended September 28, 2014, the Company’s allocated portion of BrP’s results was a loss of $125,000 and $456,000, respectively. Since the Company’s share of the loss exceeded the Company’s carrying cost of its investment in BrP, the Company’s investment in an unconsolidated affiliate was written down to zero as of September 28, 2014.

NOTE 9—INCOME TAXES

The Company recorded a provision for income taxes of $8,000 and $39,000 for the three and nine months ended September 28, 2014, respectively, and $1,000 and $28,000 for the three and nine months ended September 29, 2013, respectively. The Company's effective tax rate was less than 1% for the three and nine months ended September 28, 2014 and September 29, 2013.

The income tax provision for the three and nine months ended September 28, 2014 and September 29, 2013 was due primarily to state taxes and foreign taxes due. The Company has incurred book losses in all tax jurisdictions and has a full valuation allowance against such losses.

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such a determination, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. In order to support a conclusion that a valuation allowance is not needed, positive evidence of sufficient quantity and quality is necessary to overcome negative evidence. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding realization of the asset including lack of profitability through September 28, 2014 and the uncertainty over future operating profitability and taxable income. The Company will continue to evaluate the potential realization of the deferred tax assets on a quarterly basis.

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

NOTE 10—NET LOSS PER SHARE

The following table summarizes total securities outstanding which were not included in the calculation of diluted net loss per share because to do so would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Stock options and RSUs	11,107,025	8,700,461	11,107,025	11,843,773
Common stock warrants	658,240	1,704,170	658,240	1,708,295
Total	11,765,265	10,404,631	11,765,265	13,552,068

NOTE 11—SEGMENT AND GEOGRAPHIC INFORMATION

The Company has determined that it operates as a single operating and reportable segment. The following tables reflect the results of the Company’s reportable segment consistent with the management system used by the Company’s Chief Executive Officer, the chief operating decision maker.

The following table summarizes revenue by geographic region (in thousands):

	Three Months Ended				Nine Months Ended
	September 28, 2014		September 29, 2013		September 28, 2014		September 29, 2013
North America	$2,944	35%	$2,210	30%	$7,046	29%	$6,283	30%
Asia	2,189	26%	1,588	22%	6,803	29%	5,763	27%
Europe	3,307	39%	3,385	46%	9,863	41%	8,081	38%
Other	44	0%	153	2%	195	1%	961	5%
	$8,484	100%	$7,336	100%	$23,907	100%	$21,088	100%

The Company determines geographic location of its revenue based upon the destination of shipments of its products.

For the three months ended September 28, 2014, one customer accounted for 32% of total revenue. For the three months ended September 29, 2013, one customer accounted for 42% of total revenue.

For the nine months ended September 28, 2014, one customer accounted for 28% of total revenue. For the nine months ended September 29, 2013, one customer accounted for 33% of total revenue.

During the three months ended September 28, 2014, Italy and the United States accounted for 33% and 32% of total revenue, respectively. During the three months ended September 29, 2013, Italy, the United States, and Japan accounted for 44%, 25%, and 11% of total revenue, respectively. No other countries accounted for more than 10% of the Company’s total revenue during the three months ended September 28, 2014 and September 29, 2013.

During the nine months ended September 28, 2014, Italy and the United States accounted for 35% and 27% of total revenue, respectively. During the nine months ended September 29, 2013, Italy, the United States, and Japan accounted for 35%, 26%, and 13% of total revenue, respectively. No other countries accounted for more than 10% of the Company’s total revenue during the nine months ended September 28, 2014 and September 29, 2013.

The following table summarizes revenue by product line (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
HSC	$5,393	$5,225	$16,284	$14,353
Industrial	3,091	2,111	7,623	6,735
Total revenue	$8,484	$7,336	$23,907	$21,088

The following table summarizes long-lived assets by country (in thousands):

	September 28, 2014	December 31, 2013
United States	$1,665	$2,004
Switzerland	382	995
	$2,047	$2,999

Long-lived assets, comprised of property and equipment, are reported based on the location of the assets at each balance sheet date.

 NOTE 12—COMMITMENTS AND CONTINGENCIES

Commitments

Leases

The Company leases its domestic and foreign sales offices under non-cancelable operating leases. These leases contain various expiration dates and renewal options.  The Company also leases certain software licenses under operating leases. Total facilities rent expense for the three and nine months ended September 28, 2014 was $113,000 and $347,000, respectively, and for the three and nine months ended September 29, 2013 was $139,000 and $419,000, respectively.

As of April 2014, the Company moved out of its Bothell, Washington facility which comprised 11,666 square feet and entered into a new one-year lease located in Bellevue, Washington which comprises approximately 2,100 square feet.

Aggregate non-cancelable future minimum rental payments under capital and operating leases are as follows (in thousands):

	Capital Leases	Operating Leases
Years ending December 31,	Minimum lease payments	Minimum lease payments
2014	$1	$141
2015	4	531
2016	3	439
2017	3	124
Total minimum lease payments	11	$1,235
Less: Amount representing interest	(1)
Total capital lease obligations	10
Less: current portion	(3)
Long-term portion of capital lease obligations	$7

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

NOTE 13—LEGAL SETTLEMENT

On September 24, 2013, pursuant to the terms of a settlement agreement with M/A-COM Technology Solutions, Inc. (“MACOM”), Optomai, Inc., and three former employees of GigOptix, the Company received a payment of $7.25 million. The $7.25 million has been recorded as special litigation-related income, net of legal fees in the operating section of the condensed consolidated statements of operations, for the nine months ended September 29, 2013.

NOTE 14—RECENT ACCOUNTING PRONOUNCEMENTS

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

Through our HSC product line we offer a broad portfolio of high performance optical and wireless components to telecommunications (telecom) and data communications (datacom) customers, including (i) mixed signal radio frequency integrated circuits (RFIC); (ii) 10 to 400 gigabit per second (Gbps) laser and optical drivers and trans-impedance amplifiers (TIA) for telecom, datacom, and consumer electronic fiber-optic applications; (iii) power amplifiers and transceivers for microwave and millimeter monolithic microwave integrated circuit (MMIC) wireless applications including power amplifiers and transceiver chips at frequencies higher than 50 GHz; (iv) integrated systems in a package (SIP) solutions for both fiber-optic and wireless applications; and (v) radio frequency (RF) chips for various consumer applications such as global navigation satellite systems (GNSS). The HSC product line also partners with key customers on development projects that generate engineering project revenue and helps to position us for future product revenues with these key customers.

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

Since inception, we have expanded our customer base with the acquisition and integration of six businesses with complementary products and customers. In so doing, we have expanded our device product line in multiple areas, growing our communication device offering from a few leading 10Gbps ultra-long haul optical drivers at our inception in July 2007 to a line of products today that include: drivers, receivers and TIAs for 10 to 400Gbps optical applications; power amplifiers; and custom ASICs spanning 0.6um to 65nm technology nodes. Our direct sales force is based in three countries and is supported by a significant number of channel representatives and distributors that sell our products throughout North America, Europe, Japan and Asia.

During the third quarter of 2014, we acquired substantially all of the assets of Tahoe RF Semiconductor, Inc. (Tahoe RF) by assuming approximately $446,000 of liabilities of Tahoe RF.  Through the acquisition, we have added RF/analog RFIC technology to our product portfolio and 10 employees to our team, primarily RF engineers focused on the high growth areas of E-Band and V-Band technologies.

Historically, we have incurred net losses. For the nine months ended September 28, 2014 and the year ended December 31, 2013, we incurred net losses of $4.7 million and $1.9 million, respectively.  For the nine months ended September 28, 2014, we had cash outflows from operations of $812,000. For the year ended December 31, 2013, we had cash inflows from operations of $3.3 million.  As of September 28, 2014 and December 31, 2013, we had an accumulated deficit of $101.2 million and $96.4 million, respectively.

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

Results of Operations

Revenue

Revenue for the periods reported was as follows (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Product	$7,812	$6,505	$21,692	$17,835
Development fees and other	672	831	2,215	3,253
Total revenue	$8,484	$7,336	$23,907	$21,088
Increase, period over period	$1,148		$2,819
Percentage increase, period over period	16%		13%

Total revenue for the three months ended September 28, 2014 was $8.5 million, an increase of $1.1 million or 16%, compared with $7.3 million for the three months ended September 29, 2013. For the three months ended September 28, 2014, 92% of our revenue was contributed by product revenue and 8% of our revenue was contributed by development fees and other revenue. For the three months ended September 29, 2013, 89% of our revenue was contributed by product revenue and 11% of our revenue was contributed by development fees and other revenue.

Product revenue for the three months ended September 28, 2014 was $7.8 million, an increase of $1.3 million or 20%, compared with $6.5 million for the three months ended September 29, 2013. The increase in product revenue during the three months ended September 28, 2014 was due to the increased demand for both our Industrial and HSC products.

Development fees and other revenue for the three months ended September 28, 2014 was $672,000, a decrease of $159,000 or 19%, compared with $831,000 for the three months ended September 29, 2013. We experienced a decrease in development fees and other revenue primarily due to a decrease in the number and size of development projects in our HSC product line.

Total revenue for the nine months ended September 28, 2014 was $23.9 million, an increase of $2.8 million or 13%, compared with $21.1 million for the nine months ended September 29, 2013. For the nine months ended September 28, 2014, 91% of our revenue was contributed by product revenue and 9% of our revenue was contributed by development fees and other revenue. For the nine months ended September 29, 2013, 85% of our revenue was contributed by product revenue and 15% of our revenue was contributed by development fees and other revenue.

Product revenue for the nine months ended September 28, 2014 was $21.7 million, an increase of $3.9 million or 22%, compared with $17.8 million for the nine months ended September 29, 2013. The increase in product revenue during the nine months ended September 28, 2014 was due to increased revenue from our HSC and Industrial product lines.

Development fees and other revenue for the nine months ended September 28, 2014 was $2.2 million, compared with $3.3 million for the nine months ended September 29, 2013. We experienced a decrease in development fees and other revenue primarily due to a decrease in the number and size of development projects in our HSC and Industrial product line.

Cost of Revenue and Gross Profit

Cost of revenue and gross profit for the periods presented was as follows (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Total cost of revenue	$3,482	$2,985	$10,095	$8,199
Gross profit	$5,002	$4,351	$13,812	$12,889
Gross margin	59%	59%	58%	61%
Increase, period over period	651		923
Percentage increase, period over period	15%		7%

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

Gross profit for the three months ended September 28, 2014 was $5.0 million, or a gross margin of 59%, which was comparable to a gross profit of $4.4 million or a gross margin of 59%, for the three months ended September 29, 2013.

Gross profit for the nine months ended September 28, 2014 was $13.8 million, or a gross margin of 58%, compared to a gross profit of $12.9 million, or a gross margin of 61%, for the nine months ended September 29, 2013. The decrease in gross margin is primarily due to lower revenue from development projects.

We record revenue from non-recurring engineering projects associated with product development that we enter into with certain customers. In general, these projects are associated with complex technology development, and as such we do not have certainty about our ability to achieve the program milestones. Achievement of the milestone is dependent on our performance and is typically contingent upon acceptance by the customer. The payment associated with achieving the milestone is generally commensurate with our effort or the value of the deliverable and is nonrefundable. Therefore, we record the expenses related to these projects in the periods incurred and recognize revenue only when we have earned the revenue and achieved the development milestones. Revenue from these projects is typically recorded at 100% gross margin because the costs associated with these projects are expensed as incurred and generally included in research and development expense. These efforts generally benefit our overall product development programs beyond the specific project requested by our customer.

Development project revenue and other non-product revenue for the three months ended September 28, 2014 was $672,000 compared with $831,000 for the three months ended September 29, 2013. Excluding the revenue and gross profit associated with development programs and other non-product revenue, gross margin was 55% and 54% for the three months ended September 28, 2014 and September 29, 2013, respectively.

Development project revenue and other non-product revenue for the nine months ended September 28, 2014 was $2.2 million compared with $3.3 million for the nine months ended September 29, 2013. Excluding the revenue and gross profit associated with development programs and other non-product revenue, gross margin was 53% and 54% for the nine months ended September 28, 2014 and September 29, 2013, respectively.

Research and Development Expense

Research and development expense for the periods presented was as follows (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Research and development expense	$3,257	$3,984	$10,357	$10,397
Percentage of revenue	38%	54%	43%	49%
Decrease, period over period	$(727)		$(40)
Percentage decrease, period over period	-18%		0%

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

Research and development expense for the three months ended September 28, 2014 was $3.3 million compared to $4.0 million for the three months ended September 29, 2013, a decrease of $727,000 or 18%. Research and development costs decreased as compared to the third quarter of 2013 primarily due to $730,000 decrease in materials and project-related services.

Research and development expense for the nine months ended September 28, 2014 and September 29, 2013 were comparable at $10.4 million. For the nine months ended September 28, 2014 compared to the nine months ended September 29, 2013, there was a $249,000 decrease in materials and project-related services partially offset by an increase of $216,000 in personnel related expenses.

We expect research and development expense to increase from the third quarter of 2014 to the fourth quarter of 2014 due to increased materials and project-related expenses to develop new products.

Selling, General and Administrative Expense

Selling, general and administrative expense for the periods presented was as follows (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Selling, general and administrative expense	$2,388	$2,483	$7,353	$6,877
Percentage of revenue	28%	34%	31%	33%
Increase (Decrease), period over period	$(95)		$476
Percentage increase (decrease), period over period	-4%		7%

Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, accounting, finance, sales, marketing and administration personnel, professional fees, allocated facilities costs, promotional activities and expenses related to stock-based compensation.

Selling, general and administrative expense for the three months ended September 28, 2014 was $2.4 million compared to $2.5 million for the three months ended September 29, 2013, a decrease of $95,000 or 4%. Selling, general and administrative expense decreased as compared to the third quarter of 2013 primarily due to a $283,000 decrease in personnel related expenses, partially offset by a $239,000 increase in stock-based compensation.

Selling, general and administrative expense for the nine months ended September 28, 2014 was $7.4 million compared to $6.9 million for the nine months ended September 29, 2013, an increase of $476,000 or 7%. Selling, general and administrative expense increased as compared to 2013 primarily due to a $473,000 increase in stock-based compensation and a $144,000 increase in personnel related expenses, partially offset by a $106,000 decrease in employees’ travel-related expenses.

We expect selling, general and administrative expense to be comparable in absolute dollars from the third quarter of 2014 to the fourth quarter of 2014.

Restructuring Expense, Net

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Restructuring expense	$36	$-	$343	$950
Percentage of revenue	0%	0%	1%	5%
Increase (decrease), period over period	$36		$(607)
Percentage increase (decrease), period over period	100%		-64%

During the three months ended September 28, 2014, we recorded $36,000 in restructuring expenses to reduce headcount in our engineering team. The component of the restructuring charge included $36,000 of cash expenses for severance, benefits and payroll taxes and other costs associated with employee terminations.

During the second quarter of 2014, we recorded $307,000 in restructuring expenses in order to end our lease in the Bothell, Washington location and reduce our headcount. The components of the restructuring charge included $43,000 of cash expenses for cleanup services, $210,000 of restricted cash and rent deposit forfeiture to move out of the Bothell facility, $45,000 of cash expenses for severance, benefits and payroll taxes and other costs associated with employee terminations, and $9,000 of non-cash expenses associated with the acceleration restricted stock units (“RSUs”).

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

Special Litigation-Related Expense (Income)

During the nine months ended September 28, 2014, we incurred no special litigation-related expenses.

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

Interest Expense, Net and Other Income, Net

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Interest expense, net	$(9)	$(27)	$(36)	$(106)
Other income, net	35	3	45	259
Total	$26	$(24)	$9	$153

Interest expense, net and other income, net consist primarily of gains and losses related to foreign currency transactions, gains and losses related to property and equipment disposals, interest on line of credit borrowings, interest on capital leases and amortization of loan fees in connection with our Silicon Valley Bank line of credit and loan.

Interest expense, net for the three months ended September 28, 2014 was $9,000 compared to $27,000 for the three months ended September 29, 2013. Interest expense, net decreased as compared to the third quarter of 2013 primarily due to a $12,000 decrease in interest on capital leases.

Interest expense, net for the nine months ended September 28, 2014 was $36,000 compared to $106,000 for the nine months ended September 29, 2013. Interest expense, net decreased as compared to the third quarter of 2013, primarily due to a $35,000 decrease in interest on capital leases and $19,000 decrease in loan fees.

Other income, net for the three and nine months ended September 28, 2014 was income of $35,000 and $45,000, respectively, which primarily consisted of $29,000 and $33,000 gain on foreign currency exchange, respectively.

Other income, net for the nine months ended September 29, 2013 was income of $259,000, which primarily consisted of $160,000 gain on sale of property and equipment, $95,000 gain on sale of materials and $12,000 from the change in the fair value of liability warrants.

Provision for Income Taxes

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Provision for income taxes	$8	$1	$39	$28
Percentage of revenue	0%	0%	0%	0%
Increase, period over period	$7		$11
Percentage increase, period over period	700%		39%

Income tax expense was $8,000 and $1,000 for three months ended September 28, 2014 and September 29, 2013, respectively, and our effective tax rate was less than 1% for those periods. The income tax provision for the three months ended September 28, 2014 and September 29, 2013 were due primarily to state taxes and foreign taxes due. We have incurred book losses in all tax jurisdictions and have a full valuation allowance against such losses.

Income tax expense was $39,000 and $28,000 for nine months ended September 28, 2014 and September 29, 2013, respectively, and our effective tax rate was less than 1% for those periods. The income tax provision for the nine months ended September 28, 2014 and September 29, 2013 were due primarily to state taxes and foreign taxes due. We have incurred book losses in all tax jurisdictions and have a full valuation allowance against such losses.

Loss on Equity Investment

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

For the three and nine months ended September 28, 2014, our allocated portion of BrP’s operating results was a loss of $125,000 and $456,000 respectively.

Liquidity and Capital Resources

Cash and cash equivalents and cash flow data for the periods presented were as follows (in thousands):

	September 28, 2014	December 31, 2013
Cash and cash equivalents	$18,119	$20,377

	Nine Months Ended
	September 28, 2014	September 29, 2013
Net cash provided by (used in) operating activities	$(812)	$4,231
Net cash used in investing activities	$(786)	$(1,159)
Net cash provided by (used in) financing activities	$(607)	$1,974

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

Operating Activities

Operating activities used cash of $812,000 in the nine months ended September 28, 2014. Our net loss from continuing operations, adjusted for depreciation, stock-based compensation, loss on equity investment, non-cash restructuring expense and other non-cash items, was an income of $1.9 million. The remaining use of $2.7 million of cash was primarily due to an increase in accounts receivable, net of $2.7 million, an increase in prepaid and other assets of $702,000, a decrease in accrued compensation of $118,000 and a decrease in other current liabilities of $419,000, which were partially offset by a decrease in inventories of $351,000 and an increase in accounts payable of $916,000.

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

Investing Activities

Net cash used in investing activities for the nine months ended September 28, 2014 was $786,000 and consisted of purchases of property and equipment.

Net cash used in investing activities for the nine months ended September 29, 2013 was $1.2 million and consisted of $1.3 million of purchases of property and equipment partially offset by $160,000 of proceeds from sale of property and equipment.

Financing Activities

Net cash used in financing activities for the nine months ended September 28, 2014 was $607,000 and consisted primarily of $379,000 of taxes paid related to net share settlement of equity awards, $283,000 for capital lease payments and a $176,000 payment of debt assumed in our acquisition of Tahoe RF, partially offset by $231,000 proceeds from issuance of stock.

Net cash provided by financing activities for the nine months ended September 29, 2013 was $2.0 million and consisted primarily of $2.4 million of net proceeds from our line of credit facilities with Silicon Valley Bank, partially offset by $319,000 for capital lease payments and $111,000 for taxes paid related to net share settlement of equity awards.

Material Commitments

The following table summarizes our future net cash obligations for current debt, operating leases, and capital leases, in thousands of dollars, as of September 28, 2014:

Contractual Obligations as of September 28, 2014:	Total	Less than One Year	One to Three Years	Three to Five Years
Operating lease obligations	$1,235	$141	$970	$124
Capital lease obligations (including interest)	11	1	7	3
Total	$1,246	$142	$977	$127

Except for the future cash obligations above, GigOptix did not have any material commitments for capital expenditures as of September 28, 2014.

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have evaluated the effectiveness of our disclosure controls and procedures as of September 28, 2014. Our CEO and CFO have concluded that our disclosure controls and procedures were effective as of that date and have also concluded that our consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States.

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

Historically, we have incurred net losses. For the nine months ended September 28, 2014 and the years ended December 31, 2013 and 2012, we incurred net losses of $4.7 million, $1.9 million and $7.0 million, respectively. For the nine months ended September 28, 2014, we had cash outflows from operations of $812,000. For the year ended December 31, 2013, we had cash inflows from operations of $3.3 million. For the year ended December 31, 2012, we had cash outflows from operations of $2.0 million. As of September 28, 2014, we had an accumulated deficit of $101.2 million. We expect development, sales and other operating expenses to increase in the future as we expand our business. If our revenue does not grow to offset these current expenses, we may not be profitable. In fact, in future quarters we may not have any revenue growth or our revenues could decline. Furthermore, if our operating expenses exceed expectations, financial performance will be adversely affected and we may continue to incur significant losses in the future.

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

For the nine months ended September 28, 2014, one customer accounted for 28% of total revenue.  For the nine months ended September 29, 2013, one customer accounted for 33% of total revenue. No other customers accounted for more than 10% of total revenue during the nine months ended September 28, 2014 and September 29, 2013.

We could suffer unrecoverable losses on our customers’ accounts receivable, which would adversely affect our financial results.

Our operating cash flows are dependent on the continued collection of receivables. Although our accounts receivable as of September 28, 2014 increased by $2.7 million, or 53%, compared to the balance as of December 31, 2013 we have not had significant uncollectable accounts. However, if a customer is unable or refuses to pay, we could suffer additional accounting losses as well as a reduction in liquidity. A significant increase in uncollectible accounts would have an adverse impact on our business, liquidity and financial results.

Our business is subject to foreign currency risk.

Sales to customers located outside the United States comprised 73% and 74% of our revenue for the nine months ended September 28, 2014 and September 29, 2013, respectively. In addition, we have two subsidiaries overseas (Switzerland and Germany) that record their operating expenses in a foreign currency.  Since sales of our products have been denominated to date primarily in U.S. dollars, increases in the value of the U.S. dollar could increase the price of our products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales. Future international activity may result in increased foreign currency denominated sales. Gains and losses on the conversion to U.S. dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in GigOptix’ results of operations. We currently do not have hedging or other programs in place to protect against adverse changes in the value of the U.S. dollar as compared to other currencies to minimize potential adverse effects.

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

GIGOPTIX, INC.

Date: November 10, 2014	/S/ Avi S. Katz
Dr. Avi S. Katz
Chief Executive Officer and Chairman of the Board

Date: November 10, 2014	/S/ Curt P. Sacks
Curt P. Sacks
Chief Financial Officer