Form 10-K
period 2014-12-31
GigOptix, Inc.
filed 2015-03-17
CIK 1432150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate value of the registrant’s common stock held by non-affiliates as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $42.7 million.

The number of shares of common stock outstanding as of February 27, 2015, the most recent practicable date prior to the filing of this Annual Report on Form 10-K, was 32,588,685 shares.

  GIGOPTIX, INC.

ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2014

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

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “project,” “could,” “intend,” “target” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	we have a history of incurring losses;

•	our ability to remain competitive in the markets we serve;

•	the effects of future economic, business and market conditions;

•	consolidation in the industry we serve;

•	our ability to continue to develop, manufacture and market innovative products and services that meet customer requirements for performance and reliability;

•	our ability to establish and maintain effective internal controls over our financial reporting;

•	risks relating to the transaction of business internationally;

•	our failure to realize anticipated benefits from acquisitions or the possibility that such acquisitions could adversely affect us, and risks relating to the prospects for future acquisitions;

•	the loss of key employees and the ability to retain and attract key personnel, including technical and managerial personnel;

•	quarterly and annual fluctuations in results of operations;

•	investments in research and development;

•	protection and enforcement or our intellectual property rights and proprietary technologies;

•	costs associated with potential intellectual property infringement claims asserted by a third party against us or asserted by us against a third party;

•	our exposure to product liability claims resulting from the use of our products;

•	the loss of one or more of our significant customers, or the diminished demand for our products;

•	the loss of one or more of our critical vendors, particularly sole source suppliers of key components and wafers;

•	our dependence on overseas and domestic foundries, contract manufacturing and outsourced supply chain, as well as the costs of materials;

•	our reliance on third parties to provide services for the operation of our business;

•	our ability to be successful in identifying, acquiring and consolidating new acquisitions;

•	our ability to successfully complete inception and funding of new joint ventures that we establish globally;

•	the effects of war, terrorism, natural disasters or other catastrophic events;

•	our success at managing the risks involved in the foregoing items; and

•	other risks and uncertainties, including those listed under the heading “Risk Factors” herein.

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

Overview

We are a leading fabless supplier of high speed semiconductor components that enable end-to-end information streaming over optical and wireless networks.  Our products address the needs of emerging high-growth markets, such as long haul and metro telecommunications (telecom) applications, as well as Cloud data communications (datacom) and datacenter connectivity, point-to-point wireless backhaul, and interactive high speed applications for the consumer electronics, industrial, defense and avionics industries. We focus on the specification, design, development and sale of analog semiconductor integrated circuits (ICs), multi-chip module (MCM) solutions, and digital and mixed signal application-specific integrated circuits (ASICs), as well as wireless communications ICs, millimeter monolithic microwave integrated circuits (MMICs) and modules. We believe we are an industry leader in the fast growing market for electronic solutions that enable high-speed optical and wireless connections that are found in telecom, datacom and storage systems, and intend to maintain this position in consumer electronics and computing systems.

The business is made up of two product lines: our High-Speed Communications (HSC) product line and our Industrial product line. Our products are highly customized and typically developed in partnership with key “Lighthouse” customers, generating engineering project revenues through the development stage and larger future product revenue through these customers and general market availability.

Through our HSC product line, we offer a broad portfolio of high performance optical and wireless components to telecom and datacom customers, including (i) mixed signal radio frequency integrated circuits (RFIC); (ii) 10 to 400 gigabit per second (Gbps) laser and optical drivers and trans-impedance amplifiers (TIA) for telecom, datacom, and consumer electronic fiber-optic applications; (iii) power amplifiers and transceivers for MMIC wireless applications including power amplifiers and transceiver chips at frequencies higher than 50 GHz; (iv) integrated systems in a package (SIP) solutions for both fiber-optic and wireless applications; and (v) radio frequency (RF) chips for various consumer applications such as global navigation satellite systems (GNSS).

Through our Industrial product line, we offer a wide range of digital and mixed-signal application specific integrated circuit (ASIC) solutions for industrial, military, avionics, medical and communications markets.

Since inception in July 2007, we have expanded our customer base by acquiring and integrating seven businesses with complementary products and customers. In so doing, we have expanded our device product line in multiple areas, growing our communication device offering from a few leading 10 Gbps ultra-long haul optical drivers, to a line of products that includes: drivers, receivers and TIAs for 2 to 400 Gbps optical applications; power amplifiers; transceiver devices for 50 to 100 GHz; and custom ASICs spanning 0.6um to 40nm technology nodes. Our worldwide direct sales force is supported by a significant number of channel representatives and distributors that sell our products throughout North America, South America, Europe, Japan and Asia.

During the third quarter of 2014, we acquired substantially all of the assets of Tahoe RF Semiconductor, Inc. (Tahoe RF) by assuming at that time approximately $446,000 of liabilities of Tahoe RF.  The Company agreed to pay up to an additional $254,000 in Tahoe RF related expenses of which $20,000 has been accrued in other current liabilities on our consolidated balance sheet as of December 31, 2014. Such additional liabilities of Tahoe RF which we may assume in 2015 (up to a total of $254,000), will be recorded as part of the purchase price.  Through the acquisition, we have added 10 employees to our team, who are primarily High-Speed and High-Frequency SiGe RF engineers focused on high growth areas such as E-Band and V-Band wireless technologies.

Historically, we have incurred net losses. For the years ended December 31, 2014 and 2013, we incurred net losses of $5.8 million and $1.9 million, respectively, where the latter included a one-time net gain of approximately $4.8 million pertaining to a litigation settlement.  For the years ended December 31, 2014 and 2013, we had cash inflows from operations of $2,000 and $3.3 million, respectively.  As of December 31, 2014 and 2013, we had an accumulated deficit of $102.3 million and $96.4 million, respectively.

Industry Background

HSC Product Line

Over the past several years, communications networks have undergone significant challenges as network operators have been pursuing more profitable service offerings while reducing operating costs. The growing demand by enterprises and consumers for bandwidth due to the explosion of data, voice and video usage across networks has driven service providers to continuously add higher speed access through Wi-Fi, 4G and 5G long term evolution (LTE), digital subscriber line (DSL), and cable and fiber to the destination (FTTx), as well as converge their separate data, voice and video-media networks into a single IP-based high capacity integrated network to more easily manage and provide these services. High bandwidth applications such as content downloading, video streaming, high-resolution and big-data, social networks, on-line gaming, cloud services and Internet protocol television (IPTV) are challenging network service providers to supply increasing bandwidth to their customers and results in increased network utilization across the entire core and edge of wire-line, wireless and cable networks. Additionally, enterprises and institutions are managing their rapidly escalating demand for data and bandwidth and are upgrading and deploying higher speed local, storage and wide area networks (LANs, SANs and WANs, respectively). The U.S. government, defense and homeland security efforts also add to the demand for bandwidth, as vast amounts of data are generated through sophisticated surveillance and defense network applications that are then transferred via a myriad of terrestrial and satellite communications channels. The U.S. government and its contractors are incorporating optical and high frequency wireless and satellite communications technologies into their systems and infrastructure to address these challenges.

Optical and wireless networking technologies support higher speeds and added features, and offer greater interoperability to accommodate higher bandwidth requirements at lower cost. Leading network systems vendors are producing optical systems for carriers increasingly based on 100 Gbps and 400 Gbps speeds including multi-service switches, dense wave division multiplexing (DWDM) transport terminals, access multiplexers, routers, Ethernet switches and other networking systems. Moreover, these network system vendors now also offer wireless communications systems to address mobile access and backhaul demands with increased bandwidths capable of more than 1 Gbps, more so for the last kilometer connectivity applications at the dense urban areas. Mirroring the convergence of telecom and datacom networks, these systems vendors are increasingly addressing both telecom and datacom applications and are also looking to integrate their network equipment offerings into a single product. Faced with the technological and cost challenges of building fully integrated systems that can handle data, voice and video, original equipment manufacturers (OEMs) are re-focusing on core competencies of software and systems integration, and relying on outside module and component suppliers for the design, development and supply of critical electro–optic and wireless products that perform the critical transmit and receive functions.  In addition, the carriers are increasing their demands from the OEMs to also provide systems that enable the streaming of high speed information through their entire network which includes both optical and wireless equipment.

Industrial Product Line

Through our Industrial product line, we supply custom ASICs. Customers choose our custom ASICs for a number of reasons, including: to differentiate their products; to reduce cost or power consumption by using one custom IC; or to replace more costly and energy inefficient programmable devices such as field programmable gate arrays (FPGAs).

A custom ASIC makes sense where the merchant market of standard products does not provide a standard product that adequately serves a customer’s particular purpose or application. Many large semiconductor companies offer custom services for high volume customers. However, there is a large market for the next tier of applications where a custom chip is needed but the volumes are smaller and not served by the traditional ASIC suppliers.  Similarly, there is a market for the continuous supply of components to customers facing end-of-life situations for ASICs and FPGAs once supported by other vendors, as well as FPGA replacement, once demand and volume increases, that require cost reduction. This next tier is seeking a fast turn-around from design to production ready components, access to large libraries of pre-validated intellectual property (IP) portfolios, expertise with FPGA conversions and a wide array of ASIC solutions including structured ASICs, custom structured ASICs, and standard cells.

Challenges Faced by our Customers

HSC Product Line

The performance requirements of communications applications and the technical challenges associated with the datacom and telecom markets present difficult obstacles to service providers and Original Equipment Manufacturer (OEM) designers that serve those markets. The core challenges of processing and transmitting high quality broadband streams include:

•
Performance: Network system OEMs require faster, higher performance components and systems due to the increasing demands for more bandwidth by network operators. These devices need to interoperate seamlessly with the other components that perform transmit and receive functions while running in some cases at extreme temperatures in a wide variety of operating environments.

•
Power consumption: The increase in transmission speeds inherently leads to higher power consumption by the electronic components being used. This in turn results in thermal management challenges due to greater densities being demanded by customers. For instance, in datacenters, there are significant costs to cooling the facility.

•
Size: Customers need to maximize the utilization of their central office space, tower space and rack size and therefore demand small solution footprints to maximize port density. Since 1999, the optical industry has responded by migrating from large line-cards to smaller transponders and pluggable transceivers resulting in significant reduction in size for communications components. This in turn puts severe size constraints on electronic, optical and radio frequency (RF) component suppliers to maintain the pace of size reduction roadmaps without compromising on performance. Similarly, the cellular backhaul segment has migrated from split mount systems to full outdoor units to minimize the equipment footprint at a cell site.

•
Cost: There are significant price pressures within the communications markets to reduce component and system costs. End users continually demand more bandwidth and features yet expect to pay similar or lower prices for this increased data usage. To support this pricing dynamic, the market is driven to increase the efficiency of network operators’ capital investments to provide for exponentially increasing bandwidths with linearly increasing user revenues.

•
Complexity: Communications bandwidth increases are no longer being derived solely by driving the physical channel faster, due to the inherent physical limitations of the media. Recent bandwidth gains in both the optical and wireless markets are the result of utilizing complex signaling algorithms that encode more information per signal transition. This increasing technological complexity within communications systems and components, coupled with the growing pace of innovation and required cost reductions, have led customers to concentrate their supply chain on a smaller number of module and component suppliers on whom they can rely to invest in new innovative products and provide them with more comprehensive product portfolios, deeper product expertise and the ability to support future roadmaps.

•
Manufacturability: The optical and millimeter wave wireless industries predominantly utilize discrete components in their systems. Many of these components are manufactured by different vendors and these discrete solutions lead to manufacturing inefficiencies and yield reductions. Integration has been a key enabler in the historical success of the silicon IC technology to reduce complexity and cost, improve system performance, and reduce overall size and cost by increasing the functionality that can be implemented on one device and thereby decreasing the component count.

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

Our Solutions

HSC Product Line

We offer a comprehensive portfolio of 2 Gbps to 400 Gbps electro-optical products as we gear up toward the future generation of those products at even higher speeds of 1 terabit per second (Tbps). We provide bundled solutions that combine multiple chips and drivers. We also offer a comprehensive portfolio of MMIC products to support E-band wireless communications and defense markets. We combine high performance analog and mixed signal design skills, with experience in integrated systems, interoperability, power management and size optimization. We believe customers choose to work with us for several reasons including:

Superior Performance: We believe that our performance advantage is derived from industry-leading MMICs, MCMs, drivers, amplifiers and design capabilities. Our technology expertise allows us to design products that often exceed the current performance, power, size, temperature and reliability requirements of our customers.

Broad Product Line: We have a comprehensive portfolio of products for telecom, datacom, consumer electronics high speed links and interactive interfaces, and defense and industrial applications designed for optical speeds from 3 Gbps to over 400 Gbps and for wireless frequencies up to 86GHz. Our products support a wide range of data rates, protocols, transmission distances and industry standards. This wide product offering allows us to serve as a “one-stop shop” to our customers in offering a comprehensive product arsenal, as well as allowing us to reduce costs as we leverage existing design building-blocks into new applications. Our portfolio comprises a wide family of products and includes mainly, the following products:

•	Telecom laser drivers for 10 Gbps, 40 Gbps, 100 Gbps and 400 Gbps applications;

•	Telecom receiver TIAs for 10 Gbps, 40 Gbps, 100 Gbps and 400 Gbps applications;

•	Datacom vertical-cavity surface-emitting laser (VCSEL) driver & receiver chipsets for single, 4 and 12 channel parallel optics applications from 2 Gbps to 28 Gbps/channel;

•	Direct-modulated-laser (DML) drivers for single and 4 channels of 28 Gbps/channel;

•	Wideband RF MMIC amplifiers with flat gain response; and

•	High Frequency RF MMIC Power Amplifiers with high gain and output power.

Power Consumption and Size Reduction: Our designs and enabling technologies utilize efficient circuit techniques and material technology to reduce energy usage without compromising performance.  Our designs also typically have smaller footprints than competing designs enabling an overall smaller transponder design.

Cost Reduction: We are a material-agnostic fabless design-house and are skilled in designing and utilizing a number of packaging and semiconductor process technologies such as indium phosphide, gallium arsenide, silicon germanium and complementary metal-oxide semiconductor (CMOS) silicon. This portfolio of enabling technologies provides the flexibility to optimize the cost/performance of our products to meet the challenge at hand and to provide the best of breed solutions to meet our customers’ needs. We believe that this, coupled with the ability to integrate more complex logic functions into the TIA designs, offers compelling value to our customers. By providing a broad portfolio of products to our customers we are able to achieve production efficiencies and thus offer attractive pricing.

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

Technology Leadership and Innovation: Our products are built on a foundation of semiconductor technologies supported by over 20 years of innovation and research and development experience that has resulted in more than 100 patents awarded and patent applications pending worldwide. Our technology innovation extends from the design of ultra-high speed semiconductor integrated circuits, monolithic microwave integrated circuit design, multi-chip modules, and optical device design. These areas of competence include signal integrity, thermal modeling, power consumption and integration of multiple ICs into sub-system multi-chip module components. Our many years of experience allow us to design high-performance solutions. For these reasons, we have been selected as a partner for many Tier-1 customers in Japan, USA and Europe.  For example, we were a partner with a leading global equipment supplier to develop 100 Gbps coherent limiting drivers for the first commercially available 100 Gbps system that was launched in 2010. This partnership has grown to encompass the development of new generations of drivers such as the 100 Gbps coherent linear driver that was launched in 2014. Our high performance wideband amplifiers are utilized in a number of mission critical military applications. We conduct our development both independently and in close partnership cooperation with lead “Lighthouse” customers.

Horizontal Business Model: We deploy a fabless semiconductor device horizontal business model as opposed to a vertical integration model since it is our mission to serve a broad customer base in the optical and wireless communications and defense markets with the best-in-class semiconductor components. We believe this will be driven by the system vendor end-customers’ desire for continuing price reduction with increasing volumes and will be enabled by the growth of capable component suppliers such as GigOptix as well as the availability of high quality electronics contract manufacturers (ECMs). We cultivate a “Virtual Vertical Integrated” (VVITM) model, which is based on strong relationships with our customers, ECMs and other component vendors in the supply chain with aligned objectives.  We enable flattening and simplifying of the supply chain for faster, more cost-efficient and more effective development and delivery of products to the marketplace which results in more attractive prices.

Industrial Product Line

We are a leading digital and mixed signal ASIC company with unique technology that allows our customers to reduce their costs, development cycles and risks associated with complex system-on-chip (SoC) and ASIC designs.  We offer value added services designing ASICs and taking these designs to volume production by integrating digital and mixed signal IP and using world renowned third party foundries, as well as fast and low cost conversions of field-programmable gate array (FPGA) devices into ASICs.

Experience: Our team of ASIC designers has a depth and breadth of experience that goes back over 20 years.  We believe our experience and proprietary structured ASIC technology give us an advantage when working with customers with unique and difficult issues and that are looking for quick design turns.  We are able to assist the customer with design assessment, product review and recommendations on the best solution that fits their requirements.

Broad Product Line: We have access to a comprehensive library of pre-validated IP portfolios, and expertise with ASIC and FPGA conversions that allow us to offer a wide array of ASIC solutions including:

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

Focus on High Growth Market Opportunities. We will continue to focus our product development resources on high growth market segments both within the markets we currently serve as well as in new markets that utilize our core technologies. We will continue to invest substantially in high performance products for 100 Gbps, 400 Gbps and beyond optical communications applications. We intend to leverage our extensive knowledge in fiber-optics telecom and datacom communications systems to continue to develop lead devices for high speed links for various emerging consumer electronic applications, such as optical connections, natural interfaces and 3D cameras such as time-of-flight (TOF) cameras. We will also focus on emerging high speed wireless point-to-point E-band and V-band communications enabled by our millimeter 71GHz to 86GHz, and 60GHz, respectively, MMIC solutions. We believe that high growth opportunities exist even within more established communications segments by virtue of introducing innovative device and system architectures as well as business models to disrupt the established players and value chain relationships. Outside of telecom and datacom, we are able to leverage the same designs re-characterized for RF systems for use in defense applications such as phased array radar and super-computers and in certain emerging areas of the consumer electronics market.

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

Engage Customers Early in their Product Planning Cycle. By engaging our customers early in their system design process, we gain critical information regarding their system requirements and objectives that influence our component design. Our sales force, product marketing teams and development engineers engage regularly with our customers to understand their product development plans. Likewise, our early involvement in their system development processes also enables us to influence standards and introduce differentiated products early to market. Moreover, we believe that this interaction between ourselves and our customers provides us a competitive advantage, valuable insight and a close customer relationship that grows over each generation of products introduced by our customers and allows us to enhance and constantly improve our support and service to those customers.

Partner for Innovation. Over the past few years, we have successfully partnered with lead “Lighthouse” commercial customers and contract manufacturers on research and development efforts for our electronic components. We see this as a core element of our strategy both to support the investment required to maintain our innovation as well as to align our research and development with the future needs of industry and defense markets. In order to maintain our position at the forefront of next generation optical modules and components, we intend to continue these relationships.  These partnerships with “Lighthouse” customers are generally done for the development of products required in a one to two-year time horizon, and often on a shared investment basis. We believe that this helps us stay aligned with market needs when considering the sometimes significant investment in a new development.

Strategic Acquisitions and Joint Ventures. To augment our organic growth strategy, we actively pursue acquisitions that provide an efficient alternative to in-house development of technology, products or revenue. The synergies we search for include efficient extension of our product offering to strengthen our market position, enhance our technology base, increase our revenue base, and expand our customer base in selected markets to provide cross selling opportunities or to enhance our geographic or market segment presence. We continuously evaluate potential acquisitions against the above criteria. Our process aims to conduct a swift integration to quickly eliminate duplicate and redundant costs thus providing accretive performance.  Where we deem appropriate for facilitating strategic growth, we will also look at entering into joint ventures or strategic licensing or collaborative arrangements as a means of gaining access to and advancing developing technology and products. As an example, in February 2014 we entered into a Joint Venture and Quotaholders Agreement (the Joint Venture Agreement) and established BrPhotonics Produtos Optoeletrônicos LTDA. (BrP) headquartered in Campinas, Brazil, as a new joint venture with Fundação CPqD – Centro De Pesquisa e Desenvolvimento em Telecomunicações (CPqD), a lead optical and semiconductor development center in Brazil. BrP was formed as a newly-established joint venture company and will be a provider of advanced high-speed devices for optical communications and integrated transceiver components that enable information streaming over communications networks. Under the terms of the Joint Venture Agreement and pursuant the terms of BrP’s amended Articles of Association, we own 49% of the quotas of the capital in BrP, and CPqD owns the remaining 51% of the quotas of the capital of BrP. The Joint Venture Agreement has a term of thirty years, which automatically renews for a period of twenty years unless we or CPqD deliver written notice to the other at least fifteen months, and no later than twelve months, prior to the expiration of the thirty-year term that it wishes to terminate the Joint Venture Agreement.  In addition, during the third quarter of 2014, we acquired substantially all of the assets of Tahoe RF by assuming approximately $446,000 of liabilities.  Through the acquisition, we have added 10 employees to our team, who are primarily High-Speed and High-Frequency SiGe RF engineers focused on high growth areas such as E-Band and V-Band wireless technologies.

Technology and Research and Development

We utilize proprietary technology at many levels within our product development, ranging from basic materials research to sophisticated design concepts, integration and optimization techniques. In addition, we have a proven record of successfully productizing this research and bringing it to market in a swift and seamless manner. Our technology is protected by our patent portfolio and trade secrets developed in deployments with our extensive customer base. Our technologies include ultra-broadband MMIC design, MCM design, innovative ultra-low power laser driver and receiver IC design in silicon germanium, high speed analog and RF IC design, mixed signal IC design, and structured and hybrid ASIC infrastructure.  In particular, the following technology is central to our business:

High Speed Analog Semiconductor Design & Development. One of our core competences is circuit design for optimal signal integrity performance in high speed and high frequency applications. We use a variety of semiconductor processes to implement our designs including III-V processes such as indium phosphide (InP) and gallium arsenide (GaAs) for higher power applications such as long reach telecom transponders, as well as silicon processes such as silicon-germanium (SiGe) for low power consumption parallel optics such as for active-optical-cables (AOCs) for datacom datacenter connectivity as well as consumer electronics high speed links. Through our BrPhotonics joint venture we also drive development of new high speed optical devices using the newly developed technology of silicon-photonics.

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

Through our HSC product line we design and market products that amplify electrical signals during both the transmission (amplifiers and optical drivers) and reception (TIAs) of optical signals in the transmission of data. We have a comprehensive product portfolio, particularly at data rates that exceed 40 Gbps. The primary target market and application for our products include optical interface modules such as line-cards, transponders and transceivers within telecom and datacom switches and routers, high speed wireless point-to-point millimeter wave systems and defense systems. Our products are critical blocks used in telecom and datacom optical communications networks.  For telecom, these networks range from long haul to metro systems and for datacom, from access to data links to the consumers, where the conversion of data from the electrical domain to the optical domain occurs. Our optical drivers amplify the input digital data stream that is used to directly modulate the laser or to drive an external modulator that acts as a precise shutter to switch on and off the light that creates the optical data stream. At the other end of the optical fiber, our sensitive receiver TIAs detect and amplify the small currents generated by photo-diodes converting the received light into an electrical current. The TIAs amplify the small current signals into a larger voltage signal that can be read by the electronics and processors in the network servers. We supply an optimized component for each type of laser and photo-diode depending upon the speed, reach and required cost. Generally, the shorter the reach is, the higher the volume, the less demanding the product specifications and the greater the pressure to reduce costs. We implement our products in a number of process technologies and have been at the forefront of extracting optimal performance from each technology to be able to address each market segment’s individual requirements in a cost effective manner. Our microwave and millimeter wave amplifiers amplify small signal radio signals into more powerful signals that can be transmitted over long distances to establish high throughput data connections or enable radar based applications.   In some instances, we provide NRE design services for certain custom designs of our high-speed communications components in order to enhance our commercial partnership with these customers. The NRE work is included in development fees and other revenue.

Through our Industrial product line, we offer complex ASIC solutions and design work that are used in a number of applications such as defense and test and measurement applications to enable the high speed processing of complex signals.

Our product portfolio is designed to cover the broad range of solutions needed in these different areas. Our two product lines include the following four product series:

HSC Product Line

GX Series - The GigOptix GX Series of products services both the telecom and datacom markets with a broad portfolio of drivers and TIAs that address 10 Gbps, 40 Gbps, 100 Gbps and 400 Gbps speeds over distances that range from 100 to 10,000 kilometers. The GX Series devices are used in DWDM, SONET/SDH components and those based upon the OIF standards.

HX Series - The GigOptix HX Series of products service the high performance computing (HPC), datacom and consumer markets with a portfolio of parallel VCSEL drivers and TIAs, as well as DML drivers that address 2 Gbps, 10 Gbps, 14 Gbps, 16 Gbps and 28 Gbps channel speeds over a few centimeters to 40 kilometer distances in single, 4 and 12 channel configurations. The HX Series devices are used in proprietary HPC formats, FibreChannel, Infiniband, Ethernet, optical HDMI and super-computing connectivity components.

EX Series - The GigOptix EX Series of products comprise a variety of high performance products that were developed, acquired or licensed over the last few years.  We focus these products on the high frequency E-Band trunk and V-Band small and micro-cell point-to-point-backhaul wireless infrastructure.  These products also address the defense and instrumentation markets where we differentiate ourselves by providing high power, high frequency amplifiers and high gain, broadband devices that exhibit minimal ripple across the frequency spectrum of the device to ensure optimum performance. Moreover, most of our devices have only a single voltage rail supply which both simplifies the board design and improves reliability of the system.

In addition to these three series of products, our prior Thin Film Polymer on Silicon (TFPSTM) technology is now owned by our joint venture, BrP, which we formed with CPqD. In connection with the inception of BrP, CPqD transferred to BrP its Silicon Photonics (SiPh) technology, optical packaging expertise and design and testing capabilities, DSP and other Semiconductor IP, provided space for the BrP corporate headquarters and the funding for the BrP operations for the first year of the operation.  We transferred into BrP our knowledge-base and intellectual property of TFPSTM technology. We also transferred to CPqD our inventory related to the TFPSTM platform and the complete production line equipment that previously resided in the Bothell, Washington, facility for it to use in the BrP joint venture operations.

The roadmap of BrP is expected to include a 100G DP-QPSK Transmitting Optical Sub-Assembly (TOSA) and Receiving Optical Sub-Assembly (ROSA) for CFP2 form-factor reference platforms with the integration of a TFPSTM modulator.  Future products of BrP are expected to include the development of a next generation 100 Gbps to 1Tbps TOSA and ROSA for CFP4 form factor reference platforms utilizing silicon photonics components. It is expected that BrP’s products will utilize both TFPSTM and silicon photonics technologies in combination to advance 100 Gbps to 1Tbps fiber-optics long haul, metro links and cloud connectivity. BrP’s unique portfolio of small form factor components are expected to address and enable CFP2 and CFP4 applications by enabling greater network capacity through superior linearization, multi-level modulation, and other advanced techniques, and provide those reference platforms to its customers using the BrP components.

Industrial Product Line

CX Series - The GigOptix CX Series of products offer a broad portfolio of distinct paths to digital and analog mixed signal ASICs with the capability of supporting designs of up to 10M gates and more in technologies ranging from 0.6µ through 40nm. The CX Series uses our proprietary technology in structured and custom structured ASICs to enable a generic ASIC solution that can be customized for a customer using only a few metal mask layers. This ensures fast turn-around times with significant cost advantages for customers over both FPGA and dedicated ASIC implementations. The CX Series also offers value-added ASIC services including integrating proven digital and mixed signal IP into designs and taking customers designs’ from register transfer level (RTL) or gate-level net list definitions to volume production with major third party foundries. The CX Series has a significant customer base in the industrial, military and avionics, medical and communications markets.

Customers

We have a global customer base in the telecom, datacom, wireless, consumer electronics, defense and industrial electronics markets. Our customers include many of the leading network system vendors worldwide.  During 2014, we sold to major customers including Alcatel-Lucent and other “Tier-One” equipment vendors in the United States, Europe, Japan and Asia, as well as to leading industrial, aerospace and defense companies. The number of leading network systems vendors which supply the global telecom, datacom and wireless markets is concentrated, and so, in turn, is our customer base.  Our customers in the industrial and commercial markets consist of a broader range of companies that design and manufacture electro-optics and high speed information management products. These include medical, industrial, test and measurement, scientific systems, printing engines for high-speed laser printers and defense and aerospace applications.

In fiscal years 2014 and 2013, one customer, Alcatel-Lucent, accounted for 25% and 33% of our total revenues, respectively. During fiscal year 2014 and 2013, no other customer accounted for more than 10% of our total revenues.

Of our total revenues in 2014, 38%, 31% and 29% were generated by customers located in Europe, Asia, and North America, respectively, compared with 43%, 27% and 27% , respectively, for the year ended December 31, 2013. For the year ended December 31, 2014, 90% of our revenue was contributed by product revenue and 10% of our revenue was contributed by development fees and other revenue. For the year ended December 31, 2013, 86% of our revenue was contributed by product revenue and 14% of our revenue was contributed by development fees and other revenue.

Manufacturing

During 2011, we received an ISO9001:2008 certification and have maintained it seamlessly since then, including successful completion of a complete renewal audit during 2014. Our foundry and contract manufacturing partners are located in China, Japan, the Philippines, Taiwan, Thailand, and the United States. Some of our contract manufacturing partners that assemble or produce are strategically located close to our customers’ contract manufacturing facilities to shorten lead times and enhance flexibility.

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

Electronic components: Integrated circuits (ICs) and multi-chip modules (MCMs): For our ICs and MCMs, we use an outsourced contract manufacturing model. We have a clean-room equipped prototype manufacturing and testing facility in our San Jose location which is used to optimize manufacturing and test procedures to achieve internal yield and quality requirements before transferring volume production to our contract manufacturing partners. We develop long-term relationships with strategic contract manufacturing partners to reduce assembly costs and provide greater manufacturing flexibility. The manufacture of some products such as certain low volume, high complexity or customized multi-chip modules may remain in-house during the full production stage to speed time to market and bypass manufacturing transfer costs.

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

Competition

The market for high speed semiconductor and electro-optic devices is characterized by price competition, rapid technological change, short product life cycles, ever increased number of customers and suppliers, and global competition. While no one company competes against us in all of our product areas, or offers the breadth of our product portfolio, our competitors range from large, international companies offering a wide range of products to smaller companies specializing in narrow markets. Due to the increasing demands for high-speed, high-frequency components, we expect competition to increase the entry of new competitors into our target markets from existing semiconductor suppliers and from the internal operations of some companies producing products similar to ours for their own requirements.

We believe the principal competitive factors impacting all of our products are:

•	product performance including size, speed, functionality, operating temperature range, power consumption and reliability;

•	price to performance characteristics;

•	delivery performance and lead times;

•	development relationships with customers;

•	time to market;

•	breadth of product solutions;

•	strong customer relationships;

•	sales, technical and post-sales service and support;

•	technical partnership in the early stage of product development;

•	sales channels;

•	ability to drive standards and comply with new industry MSAs and other standards;

•	ability to partner with emerging companies to provide differentiating innovative solutions; and

•	business and financial stability.

HSC Product Line

GX Products - In the telecom and datacom segments, we compete with Qorvo, InPhi, Semtech, MicroSemi, Vitesse and M/A-Com. We compete with Qorvo (formerly TriQuint) predominantly in the 10 Gbps, 40 Gbps and 100 Gbps Mach Zehnder driver space; Oki, MicroSemi (formerly Centellax) and Vitesse predominantly in the 10 Gbps EML driver space; InPhi predominately in the TIA, the 40 Gbps and 100 Gbps driver spaces; Semtech predominately in the datacom space; Vitesse in the 10 Gbps TIA receiver space, and M/A-Com predominately in the telecom drivers and TIA space.

HX Products - In the market for physical medium dependent (PMD) ICs we compete with Avago, Finisar, Tyco Electronics (formerly Zarlink), Mellanox via their acquisition of IPtronics, and Semtech. Avago, Finisar and Tyco Electronics are vertically integrated transceiver module manufacturers with in-house PMD IC design capability.

EX Products - Our MMICs compete in the microwave and millimeter wave radio markets, an industry that is intensely competitive. We compete with Qorvo (formerly TriQuint), ADI (formerly Hittite), RFMD, Northrop Grumman (for internal use), Sumitomo and M/A-Com in this product area.

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

We believe that important competitive factors specific to the custom integrated circuit industry include: Product pricing, time-to-market, product performance, reliability and quality, power consumption, availability and functionality of predefined IP cores, inventory management, access to cutting-edge process technology, track record of successful product execution and achieving first time working silicon, ability to provide excellent applications support and customer service, ability to offer a broad range of ASIC solutions to retain existing customers, and compliance with ITAR.

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

  As of December 31, 2014, we and our subsidiaries have been issued 108 patents and have 6 patent applications pending. Patents have been issued in various countries with the main concentration in the United States. Our patent portfolio covers a broad range of intellectual property including semiconductor design and manufacturing, device packaging, module design and manufacturing and electrical circuit design. We follow well-established procedures for patenting intellectual property. The portfolio also represents a balanced compilation of intellectual property that has been filed by the various companies we have acquired, and hence protects all of our product lines. As of December 31, 2014, we also licensed patented technology from IBM, Northrop Grumman Corporation and the University of Washington. Many of the pending and issued U.S. patents have one or more corresponding international or foreign patents or applications.  Our existing significant U.S. patents will expire between August 2021 and September 2032.

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

Employees

As of December 31, 2014, we had 77 full-time employees, including 39 engineers, mainly electrical and materials; 22 employees in manufacturing, operations, and quality, 8 employees in global sales and marketing and 8 employees in general and administrative. In addition, we utilize the service of a number of independent contractors for various administrative, development, testing and manufacturing functions.

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

Where You Can Find More Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge as soon as possible after we electronically file them with, or furnish them to, the SEC. You can access our filings with the SEC by visiting our website. The information on our website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC. Additionally, the Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, by our predecessor registrant Lumera are available at www.sec.gov.

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

Historically, we have incurred net losses. For the years ended December 31, 2014 and 2013, we incurred net losses of $5.8 million and $1.9 million, respectively. For the years ended December 31, 2014 and 2013, we had cash inflows from operations of $2,000 and $3.3 million, respectively.  As of December 31, 2014 and 2013, we had an accumulated deficit of $102.3 million and $96.4 million, respectively. We expect development, sales and other operating expenses to increase in the future as we expand our business. If our revenue does not grow to offset these current expenses, we may not be profitable. In fact, in future quarters we may not have any revenue growth or our revenues could decline. Furthermore, if our operating expenses exceed expectations, financial performance will be adversely affected and we may continue to incur significant losses in the future.

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

Although we believe we currently compete favorably with our competitors, we cannot be certain that we will be able to compete successfully against either current or new competitors in the future.  Our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets and internal engineering groups within device manufacturers, some of which may be our customers.  Some of our competitors which are large public companies have longer operating histories and greater financial, technical, marketing resources than we have.  Our primary competitors include Qorvo, Vitesse, Oki, Inphi, M/A-Com, Semtech, Microsemi, Avago, Finisar, Tyco Electronics (formerly Zarlink) and Mellanox. We expect competition in the markets in which we participate to increase in the future as existing competitors improve or expand their product offerings. In addition, we believe that a number of other public and private companies are in the process of developing competing products for digital television and other broadband communications applications. Because our products often are “building block” semiconductors which provide functions that in some cases can be integrated into more complex integrated circuits, we also face competition from manufacturers of integrated circuits, some of which may be existing customers that develop their own integrated circuit products.

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

In fiscal year 2014, one customer accounted for 25% of total revenue.  In fiscal year 2013, one customer accounted for 33% of total revenue.  During fiscal year 2014 and 2013, no other customers accounted for more than 10% of total revenue.

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

Our operating cash flows are dependent on the continued collection of receivables. Although our accounts receivable as of December 31, 2014 increased by $2.9 million or 58% compared to the balance as of December 31, 2013, we have not had significant uncollectable accounts. However, if a customer is unable or refuses to pay, we could suffer additional accounting losses as well as a reduction in liquidity. A significant increase in uncollectible accounts would have an adverse impact on our business, liquidity and financial results.

If we fail to develop and introduce new or enhanced products on a timely basis, our ability to attract and retain customers could be impaired and our competitive position could be harmed.

We operate in a dynamic environment characterized by rapidly changing technologies and industry standards and technological obsolescence. To compete successfully, we must design, develop, market and sell new or enhanced products that provide increasingly higher levels of performance and reliability and meet the cost expectations of our customers. The introduction of new products by our competitors, the market acceptance of products based on new or alternative technologies, or the emergence of new industry standards could render our existing or future products obsolete. Our failure to anticipate or develop in a timely manner new or enhanced products or technologies in response to technological shifts could result in decreased revenue. In particular, we may experience difficulties with product design, manufacturing, marketing or certification that could delay or prevent our development, introduction or marketing of new or enhanced products. If we fail to introduce new or enhanced products that meet the needs of our customers or penetrate new markets in a timely fashion, we will lose market share and our operating results will be adversely affected.

Our business is subject to foreign currency risk.

Sales to customers located outside of the United States comprised 74% and 76% of GigOptix’s revenue for the years ended December 31, 2014 and 2013, respectively. In addition, we have a subsidiary overseas in Switzerland that record their operating expenses in a foreign currency.  Since sales of our products have been denominated to date primarily in U.S. dollars, increases in the value of the U.S. dollar could increase the price of our products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales. Future international activity may result in increased foreign currency denominated sales. Gains and losses on the conversion to U.S. dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in GigOptix’ results of operations. We currently do not have hedging or other programs in place to protect against adverse changes in the value of the U.S. dollar as compared to other currencies to minimize potential adverse effects.

We rely on a limited number of third parties to manufacture, assemble and test our products, and the failure to manage our relationships with our third-party contractors successfully could adversely affect our ability to market and sell our products.

In addition to our in-house manufacturing facilities, we operate an outsourced manufacturing business model that utilizes third-party foundry, assembly and test capabilities. As a result, we rely on third-party foundry wafer fabrication and assembly and test capacity, including sole sourcing, for many components or products. Currently, our semiconductor devices are manufactured by foundries operated by IBM Corp., WIN Semiconductors Cayman Islands Co., Ltd., Qorvo, UMC Group, Global Communication Semiconductors LLC., Sumitomo Electric Device, Tower Semiconductor Ltd., and Northrop Grumman Space & Mission Systems. We also use third-party contractors for our assembly and test operations, including, Bourns, SPEL Semiconductor Limited, ASE Group, and Fabrinet.

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

The loss of our relationship with or access to any of the semiconductor foundries we currently use for the fabrication of custom designed components and any resulting delay or reduction in the supply to us of semiconductor devices, would severely impact our ability to fulfill customer orders and could damage our relationships with our customers.  For example, we may not be successful in forming alternative supply arrangements that provide us with a sufficient supply of gallium arsenide devices.  Gallium arsenide devices are used in many of the products we manufacture.  Because there are a limited number of semiconductor foundries that use the gallium arsenide process technologies we select for our products and that have sufficient capacity to meet our needs, using alternative or additional semiconductor foundries would require an extensive qualification process that could prevent or delay product shipments and revenues.  We estimate that it may take up to nine to twelve months to shift production of a given semiconductor circuit design to a new foundry.

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

As of December 31, 2014, we did not have an outstanding balance on our line of credit.  However, if we make future borrowings, a failure to comply with the covenants contained in our loan and security agreement could result in an event of default under the agreement that, if not cured or waived, could result in the acceleration of the indebtedness and have a material adverse effect on our business, financial condition and results of operations.

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

We have incurred net losses since inception.  As of December 31, 2014, we had an accumulated deficit of $102.3 million. We have incurred significant losses since inception, attributable to our efforts to design and commercialize our products. We have managed our liquidity during this time through a series of cost reduction initiatives and through increasing our line of credit with our bank. We had $18.4 million in cash and cash equivalents December 31, 2014.  However, while we have additional cash available, our ability to continue as a going concern may be dependent on many events outside of our direct control, including, among other things, obtaining additional financing either privately or through public markets, should this be necessary, and customers purchasing our products in substantially higher volumes.

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

In addition, we currently purchase a number of materials and components, some from single source suppliers, including, but not limited to:

•	semiconductor wafers;

•	semiconductor devices;

•	application-specific monolithic microwave integrated circuits;

•	voltage regulators;

•	passive components;

•	unusual or low usage components;

•	surface mount components compliant with the EU’s Restriction of Hazardous Substances, or RoHS, Directive;

•	packages, housings and custom metal parts;

•	high-frequency circuit boards;

•	custom connectors; and

•	chemicals and compounds.

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

Our strategy of growth through acquisitions and spin-outs could harm our business.

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

It is our intent to continue to grow through strategic partnerships and joint ventures. Successful inception and funding of new strategic ventures may place a significant burden on our management and internal resources. In February 2014, together with CPqD, the Company incepted a new joint venture, named BrP.   The diversion of management’s attention and any difficulties encountered in the establishment of BrP or any other joint venture could harm our business, financial condition and operating results.   Furthermore, a joint venture involves certain risks including:

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

•	Our inability to liquidate an investment in a privately held company when we believe it is prudent to do so which results in a significant reduction in value or loss of our entire investment

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

Our revenue is generated on the basis of purchase orders with our customers rather than long-term purchase commitments. In addition, our customers can cancel purchase orders or defer the shipments of our products under certain circumstances. Our products are manufactured using semiconductor foundry partners according to our estimates of customer demand, which requires us to make separate demand forecast assumptions for every customer, each of which may introduce significant variability into our aggregate estimate. We have limited visibility into future customer demand and the product mix that our customers will require, which could adversely affect our revenue forecasts and operating margins. Moreover, because our target markets are relatively new, many of our customers have difficulty accurately forecasting their product requirements and estimating the timing of their new product introductions, which ultimately affects their demand for our products. In addition, the rapid pace of innovation in our industry could render significant portions of our inventory obsolete. Excess or obsolete inventory levels could result in unexpected expenses or increases in our reserves that could adversely affect our business, operating results and financial condition. Conversely, if we were to underestimate customer demand or if sufficient manufacturing capacity were unavailable, we could forego revenue opportunities, potentially lose market share and damage our customer relationships. In addition, any significant future cancellations or deferrals of product orders or the return of previously sold products due to manufacturing defects could materially and adversely impact our profit margins, increase our write-offs due to product obsolescence and restrict our ability to fund our operations.

Winning business is subject to lengthy competitive selection processes that require us to incur significant expenditures. Even if we begin a product design, a customer may decide to cancel or change its product plans, which could cause us to generate reduced and/or delayed revenue from a product and adversely affect our results of operations.

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

The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The industry experienced a significant downturn during the recent global recession. These downturns have been characterized by diminished product demand, production overcapacity, and high inventory levels and accelerated erosion of average selling prices. The recent downturn and any future downturns could have a material adverse effect on our business and operating results. Furthermore, any upturn in the semiconductor industry could result in increased competition for access to third-party foundry and assembly capacity. We are dependent on the availability of this capacity to manufacture and assemble our products, and our third-party manufacturers have not provided assurances that adequate capacity will be available to us in the future. Those delivery cycles can be in some cases longer than 6 months.

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

Our future success depends to a significant extent upon the continued service of our senior management personnel, including our Chairman of the Board and Chief Executive Officer, Dr. Avi Katz, our Chief Technical Officer, Andrea Betti-Berutto and our Senior Vice President of Sales and Marketing, Dr. Raluca Dinu. We do not maintain key person life insurance on any of our executive officers. The loss of key senior executives could have a material adverse effect on our business. There is intense competition for qualified personnel in the semiconductor industries, and we may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of our business, or to replace engineers or other qualified personnel who may leave our employment in the future. There may be significant costs associated with recruiting, hiring and retaining personnel. Periods of contraction in our business may inhibit our ability to attract and retain our personnel. Loss of the services of, or failure to recruit, key design engineers or other technical and management personnel could be significantly detrimental to our product development or other aspects of our business.

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

Our success depends, in part, upon our ability to maintain and gain market acceptance of our products. To be accepted, these products must meet the quality, technical performance and price requirements of our existing customers and potential new customers. The optical communications industry is currently fragmented with many competitors developing different technologies. Some of these technologies may not gain market acceptance. Our products may not be accepted by OEMs and systems integrators of optical communications networks and consumer electronics. In addition, even if we achieve some degree of market acceptance for our potential products in one industry, we may not achieve market acceptance in other industries for which we are developing products, which market acceptance is critical to meeting our financial targets.

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

We also rely on the law of trade secrets to protect unpatented technology and know-how. We protect this technology and know-how by limiting access to those employees, contractors and strategic partners with a need to know this information and by entering into confidentiality agreements with these parties. Any of these parties could breach the agreements and disclose our trade secrets or confidential information to competitors, or such competitors might learn of the information in other ways. Disclosure of any trade secret not protected by a patent could materially harm our business.

We may be subject to patent infringement claims, or we may be required to defend or indemnify claims of patent infringements by others, which could result in substantial costs and liability and prevent us from commercializing potential products.

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

We license technology from various companies and entities. Many of these partners and licensors have obligations to government agencies or universities. Under their agreements, a government agency or university may obtain certain rights over the technology that we have developed and licensed, including the right to require that a compulsory license be granted to one or more third parties selected by the government agency.

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

The manufacture of our products is a multi-stage process that requires the use of high-quality materials and advanced manufacturing technologies. Manufacturing must occur in a highly controlled, clean room environment to minimize particles and other yield- and quality-limiting contaminants. In spite of stringent quality controls, weaknesses in process control or minute impurities in materials may cause a substantial percentage of the product in a lot to be defective. If we are unable to develop and continue to improve on our manufacturing processes or to maintain stringent quality controls, or if contamination problems arise, our operating results would be harmed.

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

The industry and markets in which we compete are subject to constant consolidation, which may result in stronger competitors, fewer customers and reduced demand.

There has been continuous industry consolidation during the last few years among communications IC companies, network equipment companies and telecom companies. This consolidation is expected to continue as companies attempt to strengthen or hold their positions in evolving markets. Consolidation may result in stronger competitors, fewer customers and reduced demand, which in turn could have a material adverse effect on our business, operating results, and financial condition.

Our operating results are subject to volume and price fluctuations because we have international sales.

International sales account for a large portion of our revenue and may account for an increasing portion of future revenue. The revenue derived from international sales may be subject to certain risks, including:

•	foreign currency exchange fluctuations;

•	changes in regulatory requirements;

•	tariffs and other barriers;

•	timing and availability of export licenses;

•	political and economic instability;

•	difficulties in accounts receivable collections;

•	difficulties in staffing and managing foreign operations;

•	difficulties in managing distributors;

•	different and flexible holiday vacation periods;

•	difficulties in obtaining governmental approvals for communications and other products;

•	reduced or uncertain protection for intellectual property rights in some countries;

•	longer payment cycles to collect accounts receivable in some countries;

•	the burden of complying with a wide variety of complex foreign laws and treaties; and

•	potentially adverse tax consequences.

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

The sale of our outstanding common stock or shares issuable upon exercise of options or warrants, or the perception that such sales could occur, could cause the market price of our common stock to decline. As of February 27, 2015, we had approximately 32,588,685 shares of common stock outstanding, options to purchase 8,311,319 shares of our common stock, restricted stock units to purchase 1,645,095 shares of our common stock outstanding and warrants to purchase 658,240 shares of our common stock outstanding. These shares of common stock, including shares of common stock issued upon exercise of options and warrants, have either been registered under the Securities Act, and as such are freely tradable without further restriction, or are otherwise freely tradable without restriction (subject to the requirements of Rule 144 under the Securities Act), unless the shares are purchased by “affiliates” as that term is defined in Rule 144 under the Securities Act. Any shares purchased by an affiliate may not be resold except pursuant to an effective registration statement or an applicable exemption from registration, including an exemption under Rule 144 of the Securities Act. We may issue additional shares of our common stock in the future in private placements, public offerings or to finance mergers or acquisitions.

The exercise of options and warrants and other issuances of shares of common stock or securities convertible into common stock would dilute the interest of our shareholders.

As of February 27, 2015, there were outstanding options to purchase an aggregate of 8,311,319 shares of our common stock at a weighted-average exercise price of $2.33 per share, of which options to purchase 7,425,100 shares at a weighted-average exercise price of $2.36 per share were exercisable as of such date. As of February 27, 2015, there were outstanding restricted stock units to purchase an aggregate of 1,645,095 shares of our common stock at a weighted-average grant date price of $1.48 per share. As of February 27, 2015, there were warrants outstanding to purchase 658,240 shares of our common stock, at a weighted average exercise price of $3.15 per share. The exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with in connection with vesting of restricted stock units, acquisitions or in connection with other financing efforts.

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

On December 16, 2014, we entered into an Amended and Restated Rights Agreement to extend the expiration date of our initial stockholder rights plan that was put in place in December 16, 2011.  The Amended and Restated Rights Agreement amends the Rights Agreement previously adopted by (i) extending the expiration date by three years to December 16, 2017, (ii) decreasing the exercise price per right issued to stockholders pursuant to the stockholder rights plan from $8.50 to $5.25, and (iii) making certain other technical and conforming changes. Under the rights plan, we issued a dividend of one preferred share purchase right for each share of our common stock held by stockholders of record as of January 6, 2012, and we will issue one preferred stock purchase right to each share of common stock issued by us between January 6, 2012 and the earlier of either the rights’ exercisability or the expiration of the rights agreement. Each right entitles stockholders to purchase one one-thousandth of our Series A Junior Preferred Stock. In addition, in connection with the Amended and Restated Rights Agreement, on December 15, 2014, we adopted an Amended and Restated Certificate of Designation of Series A Junior Preferred Stock, which increased the number of authorized shares of Series A Junior Preferred Stock from 300,000 shares to 750,000 shares, and sets forth the rights, preferences and privileges of the Series A Junior Preferred Stock. Each share of Series A Junior Preferred stock retains the rights, preferences and privileges set forth above from the Original Certificate of Designation regarding redemption, dividends, voting rights, and liquidation preference.

In general, the exercisability of the rights to purchase preferred stock will be triggered if any person or group, including persons knowingly acting in concert to affect our control, is or becomes a beneficial owner of 10% or more of the outstanding shares of our common stock after the Adoption Date.  Stockholders or beneficial ownership groups who owned 10% or more of the outstanding shares of our common stock on or before the Adoption Date will not trigger the preferred share purchase rights unless they acquire an additional 1% or more of the outstanding shares of our common stock. Each right entitles a holder with the right upon exercise to purchase one one-thousandth of a share of preferred stock at an exercise price that is currently set at $5.25 per right, subject to purchase price adjustments as set forth in the rights agreement. Each share of preferred stock has voting rights equal to one thousand shares of common stock. In the event that exercisability of the rights is triggered, each right held by an acquiring person or group would become void. As a result, upon triggering of exercisability of the rights, there would be significant dilution in the ownership interest of the acquiring person or group, making it difficult or unattractive for the acquiring person or group to pursue an acquisition of us.  These rights expire in December of 2017, unless earlier redeemed or exchanged by us.

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

ITEM 2.	PROPERTIES

Our principal properties as of December 31, 2014 are set forth below:

Location	Square Feet	Principal Use	Ownership	Lease Expiration
Zurich, Switzerland	2,724	Research and Development, Operations	Lease	12-month notice on either March 31 or September 30
Bellevue, Washington	2,086	Research and Development, Operations	Lease	April 30, 2015
San Jose, California	32,805	Administration, Sales, Marketing, Research and Development, Operations	Lease	February 28, 2017
Auburn, California	6,100	Research and Development, Operations	Lease	November 30, 2017

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

	Price per Share of Common Stock
	High	Low
Fiscal 2014 quarter ended:
3/30/2014	$1.80	$1.53
6/29/2014	$1.83	$1.32
9/28/2014	$1.38	$1.17
12/31/2014	$1.30	$0.99

Fiscal 2013 quarter ended:
3/31/2013	$2.10	$1.05
6/30/2013	$1.78	$0.85
9/29/2013	$1.59	$1.02
12/31/2013	$1.92	$1.22

Also, on February 27, 2015, the most recent practicable date prior to the filing of this Annual Report on Form 10-K, we had approximately 64 stockholders of record and the last reported sale price of our common stock on the NYSE MKT was $1.33 per share.

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

On December 24, 2013, we completed our public offering and the sale of additional shares of common stock pursuant to the over-allotment option granted to the underwriters, resulting in the issuance of a total of 9,573,750 common shares of the our common stock in the aggregate. We received $12.3 million from the public offering, which is net of $1.3 million for underwriters, registration and other transaction costs.   More detailed information about the public offering is available below in the section entitled Public Offering on page 47.

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

Equity Compensation Plan Information

The following table reflects information for our equity compensation plans as of December 31, 2014.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options and Restricted Stock Units	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a)
Equity compensation plans approved by security holders*	10,717,018	$2.35	3,540,247

*	The terms of our 2008 Equity Incentive Plan provide for an annual increase in the number of shares of our common stock authorized under the plan, effective as of the first day of each subsequent fiscal year, pursuant to the terms and conditions underlined in the plan. On January 1, 2014, the number of additional shares available for issuance under our 2008 Equity Incentive Plan was automatically increased by 1,603,381 shares. On January 1, 2015, the number of additional shares available for issuance under our 2008 Equity Incentive Plan was automatically increased by 1,655,604 shares.

Performance Measurement Comparison

The graph below shows the cumulative total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) on December 31, 2009 in (i) our common stock, (ii) the NASDAQ Stock Market Index (U.S. Companies) and (ii) the NASDAQ Telecommunications Index. Our stock price performance shown in the graph below is not indicative of future stock price performance.

	12/09	12/10	12/11	12/12	12/13	12/14

GigOptix, Inc.	100.00	130.95	85.71	91.43	72.86	57.14
NASDAQ Composite	100.00	117.43	118.27	138.47	196.27	223.17
NASDAQ Telecommunications	100.00	107.95	96.16	100.40	139.11	148.68

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

Not Applicable

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leading fabless supplier of high speed semiconductor components that enable end-to-end information streaming over optical and wireless networks.  Our products address the needs of emerging high-growth markets, such as long haul and metro telecommunications applications as well as Cloud data communications (datacom) and datacenter connectivity, point-to-point wireless backhaul, and interactive high speed applications for the consumer electronics, industrial, defense and avionics industries. We focus on the specification, design, development and sale of analog semiconductor integrated circuits (ICs), multi-chip module (MCM) solutions, and digital and mixed signal application-specific integrated circuits (ASICs), as well as wireless communications ICs, millimeter monolithic microwave integrated circuits (MMICs) and modules. We believe we are an industry leader in the fast growing market for electronic solutions that enable high-speed optical and wireless connections that are found in telecom, datacom and storage systems, and intend to maintain this position in consumer electronics and computing systems.

The business is made up of two product lines: our High-Speed Communications (HSC) product line and our Industrial product line. Our products are highly customized and typically developed in partnership with key ‘Lighthouse” customers, generating engineering project revenues through the development stage and larger future product revenue through these customers and general market availability.

Through our HSC product line, we offer a broad portfolio of high performance optical and wireless components to telecom and datacom customers, including (i) mixed signal radio frequency integrated circuits (RFIC); (ii) 10 to 400 gigabit per second (Gbps) laser and optical drivers and trans-impedance amplifiers (TIA) for telecom, datacom, and consumer electronic fiber-optic applications; (iii) power amplifiers and transceivers for MMIC wireless applications including power amplifiers and transceiver chips at frequencies higher than 50 GHz; (iv) integrated systems in a package (SIP) solutions for both fiber-optic and wireless applications; and (v) radio frequency (RF) chips for various consumer applications such as global navigation satellite systems (GNSS).

Through our Industrial product line, we offer a wide range of digital and mixed-signal application specific integrated circuit (ASIC) solutions for industrial, military, avionics, medical and communications markets.

Since inception in July 2007, we have expanded our customer base by acquiring and integrating seven businesses with complementary products and customers. In so doing, we have expanded our device product line in multiple areas, growing our communication device offering from a few leading 10 Gbps ultra-long haul optical drivers, to a line of products that includes: drivers, receivers and TIAs for 2 to 400 Gbps optical applications; power amplifiers; transceiver devices for 50 to 100 GHz; and custom ASICs spanning 0.6um to 40nm technology nodes. Our worldwide direct sales force is supported by a significant number of channel representatives and distributors that sell our products throughout North America, South America, Europe, Japan and Asia.

During the third quarter of 2014, we acquired substantially all of the assets of Tahoe RF Semiconductor, Inc. (Tahoe RF) by assuming at that time approximately $446,000 of liabilities of Tahoe RF.  The Company agreed to pay up to an additional $254,000 in Tahoe RF related expenses of which $20,000 has been accrued in other current liabilities on our consolidated balance sheet as of December 31, 2014. Such additional liabilities of Tahoe RF which we may assume in 2015 (up to a total of $254,000), will be recorded as part of the purchase price.  Through the acquisition, we have added 10 employees to our team, who are primarily High-Speed and High-Frequency SiGe RF engineers focused on high growth areas such as E-Band and V-Band wireless technologies.

Historically, we have incurred net losses. For the years ended December 31, 2014 and 2013, we incurred net losses of $5.8 million and $1.9 million, respectively, where the latter included a one-time net gain of approximately $4.8 million pertaining to a litigation settlement.  For the years ended December 31, 2014 and 2013, we had cash inflows from operations of $2,000 and $3.3 million, respectively.  As of December 31, 2014 and 2013, we had an accumulated deficit of $102.3 million and $96.4 million, respectively.

Our total revenues by product line are set forth in the following table (in thousands):

	Years ended December 31,
	2014	2013
HSC	$22,280	$19,886
Industrial	10,667	9,040
Total revenue	$32,947	$28,926

We market and sell our products in Asia, North America, Europe and other locations through our direct sales force, distributors and sales representatives. The percentage of our sales shipped outside the United States was approximately 74% and 76% in fiscal 2014 and fiscal 2013, respectively. We measure sales location by the shipping destination, even if the customer is headquartered in the U.S. We anticipate that sales to international customers will continue to represent a significant percentage of our net sales.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to product returns, bad debts, inventories, asset impairments, deferred tax assets, accrued warranty reserves, restructuring costs, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue Recognition

Revenue from sales of optical drivers and receivers, MCMs, ASICs and other products is recognized when persuasive evidence of a sales arrangement exists, transfer of title occurs, the sales price is fixed or determinable and collection of the resulting receivable is reasonably assured. Revenue for product shipments is recognized upon delivery of the product to the customer. Provisions are made for sales returns and warranties at the time revenue is recorded.

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

We record revenue from non-recurring engineering projects associated with product development that we enter into with certain customers.  In general, these projects are associated with complex technology development, and as such we do not have certainty about our ability to achieve the program milestones. Achievement of the milestone is dependent on our performance and is typically accepted by the customer. The payment associated with achieving the milestone is generally commensurate with our effort or the value of the deliverable and is nonrefundable. Therefore, we record the expenses related to these projects in the periods incurred and recognize revenue only when we have earned the revenue and achieved the development milestones.  Revenue from these projects is typically recorded at 100% gross margin because the costs associated with these projects are expensed as incurred and generally included in research and development expense. These efforts generally benefit our overall product development programs beyond the specific project requested by our customer.  Excluding the revenue and gross profit associated with development programs and other non-product revenue, gross margin was 54% and 54% for the years ended December 31, 2014 and 2013, respectively.

We sell some products to distributors at the price listed in our price book for that distributor. Certain distributor agreements provide for semi-annual stock rotation privileges of 5% to 10% of net sales for the previous six-month period. At the time of sale, we record a sales reserve for stock rotations approved by management. We offset the sales reserve against revenues, producing the net revenue amount reported in the consolidated statements of operations. Each month we adjust the sales reserve for the estimated stock rotation privilege anticipated to be utilized by the distributors. When the distributors pay our invoices, they may claim stock rotations when appropriate. Once claimed, we process the requests against the prior authorizations and reduce the reserve previously established for that customer.  As of December 31, 2014 and 2013, the reserve for stock rotations was $412,000 and $151,000, respectively, and is recorded in other current liabilities on the consolidated balance sheets.

We record transaction-based taxes including, but not limited to, sales, use, value added, and excise taxes, on a net basis in our consolidated statements of operations.

Allowance for Doubtful Accounts

We make ongoing assumptions relating to the collectibility of our accounts receivable in our calculation of the allowance for doubtful accounts. In determining the amount of the allowance, we make judgments about the creditworthiness of customers based on ongoing credit evaluations and assess current economic trends affecting our customers that might impact the level of credit losses in the future and result in different rates of bad debts than previously seen. We also consider our historical level of credit losses. As of December 31, 2014 and 2013, our allowances for doubtful accounts were $48,000 and $220,000, respectively.

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

When evaluating goodwill for impairment, we may initially perform a qualitative assessment which includes a review and analysis of certain quantitative factors to estimate if a reporting units’ fair value significantly exceeds its carrying value. When the estimate of a reporting unit’s fair value appears more likely than not to be less than its carrying value based on this qualitative assessment, we continue to the first step of a two-step impairment test. The first step requires a comparison of the fair value of the reporting unit to its net book value, including goodwill. The fair value of the reporting unit is determined based on a weighting of income and market approaches. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we estimate the fair value based on market multiples of revenue or earnings for comparable companies. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, and future economic and market conditions and determination of appropriate market comparable. We base these fair value estimates on reasonable assumptions but they are unpredictable and inherently uncertain. Actual future results may differ from those estimates. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair values of the reporting unit’s net assets, other than goodwill, and the fair value of the reporting unit, and, if the difference is less than the net book value of goodwill, an impairment charge is recorded. In the event that we determine that the value of goodwill has become impaired, we will record a charge for the amount of impairment during the fiscal quarter in which the determination is made.  We operate in one reporting unit.  We conducted our 2014 annual goodwill impairment analysis in the fourth quarter of 2014 and no goodwill impairment was indicated.

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

Expected Term—Our expected term used in the Black-Scholes option-pricing model represents the period that the Company’s stock options are expected to be outstanding and is measured using the technique described in Staff Accounting Bulletin No. 107.

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

Results of Operations

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

The following table sets forth our consolidated results of operations for the fiscal years ended December 31, 2014 and  2013, and the year-over-year increase (decrease) in our results, expressed both in dollar amounts (thousands) and as a percentage of total revenues, except where indicated:

	Years Ended December 31,
	2014		2013
	Amount (in thousands)	% of Revenue	Amount (in thousands)	% of Revenue	Change (in thousands)	% Change
Revenue
Product	$29,787	90%	$24,841	86%	$4,946	20%
Development fees and other	3,160	10%	4,085	14%	(925)	-23%
Total revenue	32,947	100%	28,926	100%	4,021	14%
Total cost of revenue	13,711	42%	11,522	40%	2,189	19%
Gross profit	19,236	58%	17,404	60%	1,832	11%

Research and development expense	13,732	42%	13,878	48%	(146)	-1%
Selling, general and administrative expense	10,503	32%	9,388	32%	1,115	12%
Restructuring expense, net	343	1%	950	3%	(607)	-64%
Special litigation-related expense	-	0%	(4,786)	-17%	4,786	-100%
Total operating expenses	24,578	75%	19,430	67%	5,148	26%
Loss from operations	(5,342)	-16%	(2,026)	-7%	(3,316)	164%
Interest expense, net	(39)	0%	(127)	0%	88	69%
Other income, net	70	0%	257	1%	(187)	-73%
Loss before provision for income taxes	(5,311)	-16%	(1,896)	-7%	(3,415)	180%
Provision for income taxes	54	0%	50	0%	4	8%
Loss from consolidated companies	(5,365)	-16%	(1,946)	-7%	(3,419)	176%
Loss on equity investment	(456)	-1%	-	0%	(456)	100%
Net Loss	$(5,821)	-18%	$(1,946)	-7%	$(3,875)	199%

Revenue

	Years Ended December 31,
	2014	2013
	(in thousands)
Product	$29,787	$24,841
Development fees and other	3,160	4,085
Total revenue	$32,947	$28,926
Increase period over period	$4,021
Percentage increase, period over period	14%

Total revenue for the year ended December 31, 2014 was $32.9 million, an increase of $4.0 million or 14%, compared with $28.9 million for the year ended December 31, 2013. For the year ended December 31, 2014, 90% of our revenue was contributed by product revenue and 10% of our revenue was contributed by development fees and other revenue. For the year ended December 31, 2013, 86% of our revenue was contributed by product revenue and 14% of our revenue was contributed by development fees and other revenue.

Product revenue for the year ended December 31, 2014 was $29.8 million, an increase of $4.9 million or 20%, compared with $24.8 million for the year ended December 31, 2013. The increase in product revenue during 2014 was primarily due to the increased demand for both our HSC and Industrial products.

Development fees and other revenue for the year ended December 31, 2014 was $3.2 million, a decrease of $925,000 or 23%, compared with $4.1 million for the year ended December 31, 2013.   We experienced a decrease in development fees and other revenue primarily due to a decrease in the number and size of development projects in our HSC product line.

Gross Profit and Cost of Revenue

	Years Ended December 31,
	2014	2013
	(in thousands)
Total cost of revenue	$13,711	$11,522
Gross profit	$19,236	$17,404
Gross margin	58%	60%
Increase period over period	$1,832
Percentage increase, period over period	11%

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

Gross profit for the year ended December 31, 2014 was $19.2 million, or a gross margin of 58%, compared to a gross profit of $17.4 million, or a gross margin of 60%, for the year ended December 31, 2013. The decrease in gross margin is primarily due to lower revenue from development projects.

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

Development project revenue and other non-product revenue for the year ended December 31, 2014 was $3.2 million compared with $4.1 million for the year ended December 31, 2013.  Excluding the revenue and gross profit associated with development programs and other non-product revenue, gross margin was 54% and 54% for the years ended December 31, 2014 and 2013, respectively.

Research and Development Expense

	Years Ended December 31,
	2014	2013
	(in thousands)
Research and development expense	$13,732	$13,878
Percentage of revenue	42%	48%
Decrease period over period	$(146)
Percentage decrease, period over period	-1%

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

Research and development expense for the year ended December 31, 2014 was $13.7 million compared to $13.9 million for the year ended December 31, 2013, a decrease of $146,000 or 1%.   Research and development costs decreased in absolute dollars compared to 2013 primarily due to a $253,000 decrease in material and project-related services partially offset by an increase of $102,000 in personnel related expenses.

Selling, General and Administrative Expense

	Years Ended December 31,
	2014	2013
	(in thousands)
Selling, general and administrative expense	$10,503	$9,388
Percentage of revenue	32%	32%
Increase period over period	$1,115
Percentage increase, period over period	12%

Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, accounting, finance, sales, marketing and administration personnel, professional fees, allocated facilities costs, promotional activities and expenses related to stock-based compensation.

Selling, general and administrative expense for the year ended December 31, 2014 was $10.5 million compared to $9.4 million for the year ended December 31, 2013, an increase of $1.1 million or 12%.  Selling, general and administrative expenses increased in absolute dollars compared to 2013 primarily due to a $532,000 increase in stock-based compensation.  In addition, for the year ended December 31, 2014, we had $466,000 in acquisition and strategic activities related costs and $334,000 for a change of executive severance and related costs.

Restructuring Expense, Net

	Years Ended December 31,
	2014	2013
	(in thousands)
Restructuring expense	$343	$950
Percentage of revenue	1%	3%
Decrease period over period	$(607)
Percentage decrease, period over period	-64%

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

Special Litigation-related Benefit

During 2014, we did not incur any special litigation-related expense.

During 2013, we incurred a special litigation-related benefit of $4.8 million, which was due to a $7.3 million one-time litigation settlement for the M/A-Com (“Optomai”) case, partially offset by $2.5 million of legal fees associated with the Optomai case and $108,000 of legal fees associated with the Advantech case. See Note 14—Legal Settlement of our notes to consolidated financial statements for further detail related to Optomai.

Interest Expense, Net, and Other Income, Net

	Years Ended December 31,
	2014	2013
	(in thousands)
Interest expense, net	$(39)	$(127)
Other income, net	70	257
Total	$31	$130

Interest expense, net and other income, net consist primarily of gains and losses related to foreign currency transactions, gains and losses related to property and equipment disposals, interest on line of credit, interest on capital leases and amortization of loan fees in connection with our Silicon Valley Bank line of credit and loan.

Interest expense, net for the year ended December 31, 2014 was $39,000 compared to $127,000 for the year ended December 31, 2013. Interest expense, net decreased compared to 2013 primarily due to a $50,000 decrease in interest on capital leases and a $34,000 decrease in loan fees.

Other income, net for the year ended December 31, 2014 was income of $70,000 which primarily consisted of $47,000 of gain on foreign currency exchange. Other income, net for the year ended December 31, 2013 was income of $257,000 which primarily consisted of $160,000 gain on the sale of property and equipment and $95,000 gain on sale of materials.

Provision for Income Taxes

	Years Ended December 31,
	2014	2013
	(in thousands)
Provision for income taxes	$54	$50
Decrease period over period	$4
Percentage decrease, period over period	8%

Income tax expense was $54,000 and $50,000 in the years ended December 31, 2014 and 2013, respectively, and our effective tax rate was approximately less than 1% and 3% for those periods. The income tax provision for the years ended December 31, 2014 and 2013 were due primarily to state taxes, United States withholding taxes and foreign taxes due.  We have incurred book losses in all tax jurisdictions, except Switzerland, and have a full valuation allowance against such losses.

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

For the year ended December 31, 2014, our allocated portion of BrP’s operating results was a loss of $456,000.

Liquidity and Capital Resources

Cash and cash equivalents and cash flow data for the periods presented were as follows (in thousands):

	As of the years ended December 31,
	2014	2013
Cash and cash equivalents	$18,438	$20,377

	Years ended December 31,
	2014	2013
Net cash provided by (used in) operating activities	$2	$3,321
Net cash used in investing activities	$(1,119)	$(1,376)
Net cash provided by (used in) financing activities	$(743)	$8,113

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

Operating Activities

Operating activities provided $2,000 of cash in the year ended December 31, 2014.  Our net loss from continuing operations, adjusted for depreciation, stock-based compensation, loss on equity investment, non-cash restructuring expense and other non-cash items, was an income of $2.7 million. The remaining use of $2.7 million of cash in 2014 was primarily due to an increase in accounts receivable of $2.9 million, an increase in inventories of $767,000, an increase in prepaid and other current assets of $707,000 and a decrease in accrued compensation of $440,000 which were partially offset by an increase in accounts payable of $1.8 million and an increase in other current and long-term liabilities of $278,000.

Operating activities provided $3.3 million of cash in the year ended December 31, 2013. Our net loss from continuing operations, adjusted for depreciation, stock-based compensation and other non-cash items, was an income of $6.0 million. The remaining use of $2.7 million of cash in 2013 was primarily due to a decrease in accounts payable of $1.5 million, an increase in prepaid and other current assets of $797,000, an increase in inventories of $506,000, a decrease in other current and long-term liabilities of $203,000 and a decrease in accrued restructuring of $140,000 which were partially offset by an increase in accrued compensation of $324,000.  In addition, we incurred a special litigation-related benefit of $4.8 million, which was due to a $7.3 million one-time litigation settlement for the Optomai case, partially offset by $2.5 million of legal fees associated with the Optomai case.

Investing Activities

Net cash used in investing activities for year ended December 31, 2014 was $1.1 million and consisted of $1.2 million of purchases of property and equipment partially offset by a $75,000 decrease in restricted cash as a deposit for our credit card.

Net cash used in investing activities for year ended December 31, 2013 was $1.4 million and consisted of $1.5 million of purchases of property and equipment partially offset by $160,000 proceeds from sale of property and equipment.

Financing Activities

Net cash used in financing activities during the year ended December 31, 2014 was $743,000 and consisted primarily of $514,000 of taxes paid related to net share settlement of equity awards, $284,000 repayment of capital lease and $176,000 payment of debt assumed in acquisition, which were partially offset by $231,000 of proceeds from issuance of stock.

Net cash provided by financing activities during the year ended December 31, 2013 was $8.1 million and consisted primarily of $12.3 million of proceeds from our public offering, net of costs, in December 2013, partially offset by a $3.6 million repayment of the line of credit, $194,000 of taxes paid related to net share settlement of equity awards and $405,000 for capital lease payments.

Historically we have incurred net losses.  For the years ended December 31, 2014 and 2013, we incurred net losses of $5.8 million and $1.9 million, respectively, and cash inflows from operation of $2,000 and $3.3 million respectively. As of December 31, 2014 and 2013, we had an accumulated deficit of $102.3 million and $96.4 million, respectively. We have incurred significant losses since inception, attributable to our efforts to design and commercialize our products. We have managed our liquidity during this time through a series of cost reduction initiatives, raising cash through the sale of our stock, and through increasing our line of credit with our bank and sales of our securities.

Material Commitments

The following table summarizes our future cash obligations for current debt, operating leases, and capital leases, in thousands of dollars, as of December 31, 2014:

Contractual Obligations	Total	Less than One Year	One to Three Years	More than Three Years
Operating lease obligations	$1,094	$531	$563	$-
Capital lease obligations (including interest)	10	4	6	-
Total	$1,104	$535	$569	$-

GigOptix did not have any material commitments for capital expenditures as of December 31, 2014.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
of GigOptix, Inc.

We have audited the accompanying consolidated balance sheets of GigOptix, Inc. (a Delaware corporation) and its subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GigOptix, Inc. and its subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ BURR PILGER MAYER, INC.

San Jose, California
March 17, 2015

GIGOPTIX, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$18,438	$20,377
Accounts receivable, net	7,955	5,021
Inventories	5,139	4,617
Prepaid and other current assets	433	434
Total current assets	31,965	30,449
Property and equipment, net	1,916	2,999
Intangible assets, net	2,394	3,287
Goodwill	10,306	9,860
Restricted cash	53	284
Other assets	116	183
Total assets	$46,750	$47,062

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,731	$831
Accrued compensation	730	1,170
Other current liabilities	2,902	2,746
Total current liabilities	6,363	4,747
Pension liabilities	326	140
Other long term liabilities	556	595
Total liabilities	7,245	5,482
Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of December 31, 2014 and 2013	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 33,112,086 and 32,067,616 shares issued and outstanding as of December 31, 2014 and 2013, respectively	32	32
Additional paid-in capital	143,661	139,710
Treasury stock, at cost; 701,754 shares as of December 31, 2014 and 2013, respectively	(2,209)	(2,209)
Accumulated other comprehensive income	285	490
Accumulated deficit	(102,264)	(96,443)
Total stockholders’ equity	39,505	41,580
Total liabilities and stockholders’ equity	$46,750	$47,062

See accompanying Notes to Consolidated Financial Statements

GIGOPTIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2014	2013
Revenue
Product	$29,787	$24,841
Development fees and other	3,160	4,085
Total revenue	32,947	28,926
Total cost of revenue	13,711	11,522
Gross profit	19,236	17,404
Operating expenses
Research and development expense	13,732	13,878
Selling, general and administrative expense	10,503	9,388
Restructuring expense, net	343	950
Special litigation benefit	-	(4,786)
Total operating expenses	24,578	19,430
Loss from operations	(5,342)	(2,026)
Interest expense, net	(39)	(127)
Other income, net	70	257
Loss before provision for income taxes	(5,311)	(1,896)
Provision for income taxes	54	50
Loss from consolidated companies	(5,365)	(1,946)
Loss on equity investment	456	-
Net loss	$(5,821)	$(1,946)

Net loss per share—basic and diluted	$(0.18)	$(0.09)

Weighted average number of shares used in basic and diluted net loss per share calculations	31,851	21,826

See accompanying Notes to Consolidated Financial Statements

GIGOPTIX, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Years ended December 31,
	2014	2013
Net loss	$(5,821)	$(1,946)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(55)	91
Change in pension liability in connection with actuarial gain (loss)	(150)	101
Other comprehensive income (loss), net of tax	(205)	192
Comprehensive loss	$(6,026)	$(1,754)

See accompanying Notes to Consolidated Financial Statements

GIGOPTIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
For each of the two years in the period ended December 31, 2014

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2012	22,205,746	$22	701,754	$(2,209)	$123,386	$(94,497)	$298	$27,000
Stock-based compensation	-	-	-	-	4,216	-	-	4,216
Issuance of common stock in connection with exercise of options	12,221	-	-	-	13	-	-	13
Issuance of restricted stock to employees, net of taxes paid related to net share settlement of equity awards	275,899	-	-	-	(194)	-	-	(194)
Issuance of common stock in connection with the public offering, net of direct issuance costs	9,573,750	10	-	-	12,289			12,299
Foreign currency translation adjustment, net of tax	-	-	-	-	-	-	91	91
Change in pension liability in connection with actuarial loss, net of tax	-	-	-	-	-	-	101	101
Net loss	-	-	-	-	-	(1,946)	-	(1,946)
Balance as of December 31, 2013	32,067,616	32	701,754	(2,209)	139,710	(96,443)	490	41,580
Stock-based compensation	-	-	-	-	4,234	-	-	4,234
Issuance of common stock in connection with exercise of options	225,678	-	-	-	231	-	-	231
Issuance of restricted stock to employees, net of taxes paid related to net share settlement of equity awards	818,792	-	-	-	(514)	-	-	(514)
Foreign currency translation adjustment, net of tax	-	-	-	-	-	-	(55)	(55)
Change in pension liability in connection with actuarial loss, net of tax	-	-	-	-	-	-	(150)	(150)
Net loss	-	-	-	-	-	(5,821)	-	(5,821)
Balance as of December 31, 2014	33,112,086	$32	701,754	$(2,209)	$143,661	$(102,264)	$285	$39,505

See accompanying Notes to Consolidated Financial Statements

GIGOPTIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(5,821)	$(1,946)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,656	3,882
Stock-based compensation	4,234	4,216
Change in fair value of warrants	(7)	(9)
Write down of property and equipment	8	-
Non-cash restructuring expense	210	(118)
Loss on equity investment	456	-
Accounts receivable	(2,934)	35
Inventories	(767)	(506)
Prepaid and other current assets	(707)	(797)
Other assets	22	45
Accounts payable	1,843	(1,462)
Accrued restructuring	(29)	(140)
Accrued compensation	(440)	324
Other current liabilities	252	(83)
Other long-term liabilities	26	(120)
Net cash provided by operating activities	2	3,321
Cash flows from investing activities:
Purchases of property and equipment	(1,194)	(1,536)
Proceeds from sale of property and equipment	-	160
Change in restricted cash	75	-
Net cash used in investing activities	(1,119)	(1,376)
Cash flows from financing activities:
Proceeds from public offering of stock, net of costs	-	12,299
Proceeds from issuance of stock	231	13
Taxes paid related to net share settlement of equity awards	(514)	(194)
Net borrowings on line of credit	-	(3,600)
Payment of debt assumed in acquisition	(176)	-
Repayment of capital lease	(284)	(405)
Net cash provided by (used in) financing activities	(743)	8,113
Effect of exchange rates on cash and cash equivalents	(79)	172
Net increase (decrease) in cash and cash equivalents	(1,939)	10,230
Cash and cash equivalents at beginning of year	20,377	10,147
Cash and cash equivalents at end of year	$18,438	$20,377
Supplemental disclosure of cash flow information
Interest paid	$41	$127
Property, plant and equipment acquired under capital lease	$-	$13
Property, plant and equipment acquired with accounts payable	$83	$23
Investment in unconsolidated affiliate acquired with property and equipment and inventories	$456	$-
Liabilities assumed in acquisition	$446	$-
Taxes paid	$300	$42

See accompanying Notes to Consolidated Financial Statements

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

Organization

GigOptix Inc. (“GigOptix” or the “Company”) is a leading fabless supplier of high speed semiconductor components that enable end-to-end information streaming over optical and wireless networks. Its products address the needs of emerging high-growth markets, such as long haul and metro telecommunications (“telecom”) applications, as well as Cloud data communications (“datacom”) and datacenter connectivity, point-to-point wireless backhaul, and interactive high speed applications for the consumer electronics, industrial, defense and avionics industries.

The business is made up of two product lines: the High-Speed Communications (“HSC”) product line and the Industrial product line.  Its products are highly customized and typically developed in partnership with key ”Lighthouse” customers, generating engineering project revenues through the development stage and larger future product revenue through these customers and general market availability.

The HSC product line offers a broad portfolio of high performance optical and wireless components to telecom and datacom customers, including (i) mixed signal radio frequency integrated circuits (“RFIC”); (ii) 10 to 400 gigabit per second (“GBPS”) laser and optical drivers and trans-impedance amplifiers (“TIA”) for telecom, datacom, and consumer electronic fiber-optic applications; (iii) power amplifiers and transceivers for microwave and millimeter monolithic microwave integrated circuit (“MMIC”) wireless applications including power amplifiers and transceiver chips at frequencies higher than 50 GHz; (iv) integrated systems in a package (“SIP”) solutions for both fiber-optic and wireless applications; and (v) radio frequency (“RF’) chips for various consumer applications such as global navigation satellite systems (“GNSS”).

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

In February 2014, together with Fundação CPqD – Centro De Pesquisa e Desenvolvimento em Telecomunicações (“CPqD”), the Company formed a new joint venture of which the Company owns 49% and CPqD owns 51%, BrPhotonics Produtos Optoeletrônicos LTDA. (“BrP”), based in Campinas, Brazil, which will be a provider of advanced high-speed devices for optical communications and integrated transceiver components that enable information streaming over communications networks. This joint venture is engaged in research and development of Silicon-Photonics (“SiPh”) advanced electro-optical products.  During the second quarter of 2014, the Company transferred its inventory related to the Thin Film Polymer on Silicon (“TFPSTM”) platform and the production line equipment for use by BrP (see also Note 9).

In June 2014, the Company signed a definitive agreement to acquire, for cash only by way of assuming specified liabilities, substantially all of the assets of Tahoe RF Semiconductor, Inc. (“Tahoe RF”), a provider of RF/analog RFICs, intellectual property, and fully integrated systems and subsystems on a chip. That acquisition closed on June 30, 2014, which was the first day of the Company’s third quarter of fiscal 2014.

Basis of Presentation

The Company’s fiscal year ends on December 31.  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to allowances for doubtful accounts, reserves for stock rotation rights, warranty accrual, inventory write-downs, valuation of long-lived assets, including property and equipment and identified intangible assets and goodwill, valuation of deferred taxes and contingencies. In addition, the Company uses assumptions when employing the Black-Scholes option-pricing model to calculate the fair value of stock options granted and to estimate the carrying value of its warrant liability. The Company bases its estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, when these carrying values are not readily available from other sources. Actual results could differ from these estimates.

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

The Company sells some products to distributors at the price listed in its price book for that distributor. The Company's distributor agreements provide for semi-annual stock rotation privileges of 5% to 10% of net sales for the previous six-month period. At the time of sale, the Company records a sales reserve for stock rotations approved by management. The Company offsets the sales reserve against revenues, producing the net revenue amount reported in the consolidated statements of operations. Each month the Company adjusts the sales reserve for the estimated stock rotation privilege anticipated to be utilized by the distributors. When the distributors pay the Company's invoices, they may claim stock rotations when appropriate. Once claimed, the Company processes the requests against the prior authorizations and reduces the reserve previously established for that customer.  As of December 31, 2014 and 2013, the reserve for stock rotations was $412,000 and $151,000, respectively, and is recorded in other current liabilities on the consolidated balance sheets.

The Company records transaction-based taxes including, but not limited to, sales, use, value added, and excise taxes, on a net basis in its consolidated statements of operations.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and are not interest bearing. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company makes ongoing assumptions relating to the collectibility of its accounts receivable in its calculation of the allowance for doubtful accounts. In determining the amount of the allowance, the Company makes judgments about the creditworthiness of customers based on ongoing credit evaluations and assesses current economic trends affecting its customers that might impact the level of credit losses in the future and result in different rates of bad debts than previously seen. The Company also considers its historical level of credit losses. As of December 31, 2014, the Company’s accounts receivable balance was $8.0 million, which was net of an allowance for doubtful accounts of $48,000. As of December 31, 2013, the Company’s accounts receivable balance was $5.0 million, which was net of an allowance for doubtful accounts of $220,000.

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

As of December 31, 2014, two customers accounted for 20% and 16% of total accounts receivable.  As of December 31, 2013, two customers accounted for 29% and 17% of total accounts receivable.

For the year ended December 31, 2014, one customer accounted for 25% of total revenue. For the year ended December 31, 2013, one customer accounted for 33% of total revenue.

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

Property and Equipment

Property and equipment, including leasehold improvements, are recorded at cost and depreciated using the straight-line method over their estimated useful lives, ranging from one to seven years. Leasehold improvements and assets acquired under capital leases are depreciated over the shorter of their estimated useful lives or the remaining lease term of the respective assets. Repairs and maintenance costs are charged to expenses as incurred.

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

Intangible assets are amortized on a straight-line basis over their estimated economic lives of six to seven years for existing technology, acquired in business combinations;  sixteen years for patents acquired in business combinations, based on the term of the patent or the estimated useful life, whichever is shorter;  one year for order backlog, acquired in business combinations;  ten years for trade name, acquired in business combinations; and six to eight years for customer relationships, acquired in business combinations.

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

When evaluating goodwill for impairment, the Company may initially perform a qualitative assessment which includes a review and analysis of certain quantitative factors to estimate if a reporting units’ fair value significantly exceeds its carrying value. When the estimate of a reporting unit’s fair value appears more likely than not to be less than its carrying value based on this qualitative assessment, the Company continues to the first step of a two step impairment test. The first step requires a comparison of the fair value of the reporting unit to its net book value, including goodwill. The fair value of the reporting units is determined based on a weighting of income and market approaches. Under the income approach, the Company calculates the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, the Company estimates the fair value based on market multiples of revenue or earnings for comparable companies. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, and future economic and market conditions and determination of appropriate market comparables. The Company bases these fair value estimates on reasonable assumptions but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair values of the reporting unit’s net assets, other than goodwill, and the fair value of the reporting unit, and, if the difference is less than the net book value of goodwill, an impairment charge is recorded. In the event that the Company determines that the value of goodwill has become impaired, it will record a charge for the amount of impairment during the fiscal quarter in which the determination is made.  The Company operates in one reporting unit.  The Company conducted its 2014 annual goodwill impairment analysis in the fourth quarter of 2014 and no goodwill impairment was indicated.

Restricted Cash

Restricted cash as of December 31, 2014 was $53,000 which is a security deposit held in an escrow account related to the Company’s facility lease in Zurich, Switzerland.  Restricted cash as of December 31, 2013 was $284,000 which consisted of $58,000 for the Company’s facility lease in Zurich, Switzerland and $151,000 to satisfy the letter of credit provisions of the Company’s Bothell and Washington facility lease.

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

Foreign Currency

The financial position and results of operations of the Company’s foreign subsidiaries are measured using the local currency as their functional currency. Accordingly, all assets and liabilities for these subsidiaries are translated into U.S. dollars at the current exchange rates as of the respective balance sheet date. Revenue and expense items are translated at the average exchange rates prevailing during the period. Cumulative gains and losses from the translation of these subsidiaries’ financial statements are reported as a separate component of accumulated other comprehensive income, net of tax, a component of stockholders’ equity. The Company records foreign currency transaction gains and losses, realized and unrealized, in other income (expense), net in the consolidated statements of operations. The Company recorded approximately $47,000 of net transaction gain in 2014 and $11,000 of net transaction loss in 2013.

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

Advertising Expense

Advertising costs are expensed as incurred. Advertising expenses, which are recorded in selling, general and administrative expenses, were approximately $29,000 and $46,000 for the years ended December 31, 2014 and 2013, respectively.

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

Management estimates expected forfeitures and records the stock compensation expense only for those equity awards expected to vest. When estimating forfeitures, the Company considers voluntary termination behavior as well as an analysis of actual option forfeitures. Forfeitures are required to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures or vesting differ from those estimates. Such revisions could have a material effect on its operating results. The assumptions the Company uses in the valuation model are based on subjective future expectations combined with management judgment. If any of the assumptions used in the Black-Scholes option-pricing model changes significantly, stock-based compensation for future awards may differ materially compared to the awards granted previously.

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

Warrants with certain features, including down-round protection, are recorded as liability awards.  These warrants are valued using a Black-Scholes option-pricing model which requires various assumptions with respect to expected holding period, risk-free interest rates, stock price volatility and dividend yield.  The warrants are remeasured each reporting period, and the change in the fair value of the liability is recorded as other income (expense), net until the warrant is exercised or cancelled.

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

The Company must assess the likelihood that the Company’s deferred tax assets will be recovered from future taxable income, and to the extent the Company believes that recovery is not likely, the Company establishes a valuation allowance. Management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. The Company recorded a full valuation allowance as of December 31, 2014, and 2013. Based on the available evidence, the Company believes it is more likely than not that it will not be able to utilize its deferred tax assets in the future. The Company intends to maintain valuation allowances until sufficient evidence exists to support the reversal of such valuation allowances. The Company makes estimates and judgments about its future taxable income that are based on assumptions that are consistent with its plans. Should the actual amounts differ from the Company’s estimates, the carrying value of the Company’s deferred tax assets could be materially impacted.

The Company recognizes in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not believe there are any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.

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

The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	December 31,
	2014	2013
Accumulated comprehensive income:
Foreign currency translation adjustment, net of tax	$298	$353
Change in pension liability in connection with actuarial gain, net of tax	(13)	137
Total	$285	$490

NOTE 2—BALANCE SHEET COMPONENTS

Accounts receivable, net, consisted of the following, as of (in thousands):

	December 31,
	2014	2013
Accounts receivable	$8,003	$5,241
Allowance for doubtful accounts	(48)	(220)
	$7,955	$5,021

Property and equipment, net consisted of the following, as of (in thousands, except depreciable life):

	Life	December 31,
	(In years)	2014	2013
Network and laboratory equipment	3 – 5	$11,252	$11,250
Computer software and equipment	2 – 3	3,877	3,928
Furniture and fixtures	3 – 7	165	176
Office equipment	3 – 5	131	137
Leasehold improvements	1 – 5	276	378
		15,701	15,869
Accumulated depreciation and amortization		(13,785)	(12,870)
Property and equipment, net		$1,916	$2,999

Depreciation and amortization expense related to property and equipment was $2.1 million and $2.2 million for the years ended December 31, 2014 and 2013, respectively.

In addition to the property and equipment above, the Company has prepaid licenses. For the years ended December 31, 2014 and 2013, amortization related to these prepaid licenses was $707,000 and $660,000, respectively.

Inventories consisted of the following, as of (in thousands):

	December 31,
	2014	2013
Raw materials	$1,676	$2,103
Work in process	1,421	780
Finished goods	2,042	1,734
	$5,139	$4,617

Other current liabilities consisted of the following, as of (in thousands):

	December 31,
	2014	2013

Amounts billed to the U.S. government in excess of approved rates	$191	$191
Warranty liability	334	330
Customer deposits	599	313
Capital lease obligations, current portion	3	284
Sales return reserve	412	151
Other	1,363	1,477
	$2,902	$2,746

NOTE 3—FAIR VALUE MEASUREMENTS

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013 (in thousands):

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014:
Assets:
Cash equivalents:
Money market funds	$12,360	$12,360	$-	$-
	$12,360	$12,360	$-	$-
Current liabilities:
Liability warrants	$8	$-	$-	$8

December 31, 2013:
Assets:
Cash equivalents:
Money market funds	$1,356	$1,356	$-	$-
	$1,356	$1,356	$-	$-
Current liabilities:
Liability warrants	$15	$-	$-	$15

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

As of December 31, 2014 and 2013, the Company did not have any significant transfers of investments between Level 1, Level 2, and Level 3.

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

The fair value of the warrants was estimated using the following assumptions:

	As of December 31, 2014	As of December 31, 2013
Stock price	$1.20	$1.53
Exercise price	$2.51	$2.51
Expected life	2.55 years	3.55 years
Risk-free interest rate	1.10%	1.30%
Volatility	69%	65%
Fair value per share	$0.27	$0.52

The following table summarizes the warrants subject to liability accounting as of December 31, 2014 and 2013 (in thousands, except share and per share amounts) (see also Note 6 – Stockholders’ Equity):

								Year Ended December 31, 2014		Year Ended December 31, 2013
Holder	Original Warrants	Adjusted Warrants	Grant Date	Expiration Date	Price per Share	Fair Value December 31, 2014	Fair Value December 31, 2013	Exercise of Warrants	Change in Fair Value	Exercise of Warrants	Change in Fair Value	Related Agreement
Bridge Bank	20,000	29,115	4/7/2010	7/7/2017	$2.51	$8	$15	-	$(7)	-	$(9)	Credit Agreement

The change in the fair value of Level 3 liabilities is as follows (in thousands):

Fair value as of December 31, 2012	$24
Exercise of warrants	-
Change in fair value	(9)
Fair value as of December 31, 2013	15
Exercise of warrants	-
Change in fair value	(7)
Fair value as of December 31, 2014	$8

The warrant liability is included in other current liabilities on the consolidated balance sheets.

NOTE 4—INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of the following (in thousands):

	As of December 31, 2014			As of December 31, 2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$3,277	$(2,119)	$1,158	$3,277	$(1,697)	$1,580
Existing technology	3,783	(2,881)	902	3,783	(2,473)	1,310
Order backlog	732	(732)	-	732	(732)	-
Patents	457	(402)	55	457	(397)	60
Trade name	659	(380)	279	659	(322)	337
Total	$8,908	$(6,514)	$2,394	$8,908	$(5,621)	$3,287

During the year ended December 31, 2014 and 2013, amortization of intangible assets was as follows (in thousands):

	December 31, 2014	December 31, 2013
Cost of revenue	$413	$484
Selling, general and administrative expense	480	499
	$893	$983

Estimated future amortization expense related to intangible assets as of December 31, 2014 is as follows (in thousands):

Years ending December 31,
2015	$893
2016	869
2017	487
2018	63
2019	82
Total	$2,394

The Company performs a review of the carrying value of its intangible assets, if circumstances warrant. In its review, it compares the gross, undiscounted cash flows expected to be generated by the underlying assets against the carrying value of those assets. To the extent such cash flows do not exceed the carrying value of the underlying asset; it will record an impairment charge.  During the fourth quarter of 2014, the Company performed an impairment analysis and did not find any indicators of impairment for its intangibles.  The Company did not record an impairment charge on any intangibles, including goodwill, during the years ended December 31, 2014 and 2013.

As of December 31, 2014, the Company had $10.3 million of goodwill in connection with the acquisitions of ChipX, Endwave and Tahoe RF. During the third quarter of 2014, the Company completed its acquisition of Tahoe RF which resulted in $446,000 of goodwill.  During 2014, the Company assumed approximately $446,000 of liabilities of Tahoe RF and added RF/analog RFIC technology to the Company’s product portfolio and approximately 10 employees,  primarily High-Speed and High-Frequency SiGe RF engineers focused on high growth areas such as E-Band and V-Band technologies. The Company agreed to pay up to an additional $254,000 in Tahoe RF related expenses of which $20,000 has been accrued in other current liabilities on the Company’s consolidated balance sheet as of December 31, 2014. Such additional liabilities of Tahoe RF which the Company may assume in 2015 (up to a total of $254,000), will be recorded as part of the purchase price and increase goodwill.  If the final additional assumed grossed-up liabilities are less than $254,000, the Company will pay bonus payments in 2015 to these employees provided certain milestones are met and they remain employed by the Company. In addition, beginning in July 2016 and continuing annually through July 2020, these employees will be entitled to a retention bonus of approximately $100,000 in the aggregate if they remain employed with the Company. These payments will be recorded as compensation expense when incurred.

The consolidated financial statements include the operating results of Tahoe RF from the date of acquisition. Pro forma results of operations for the Tahoe RF acquisition have not been presented because the effect of the acquisition was not material to the Company’s financial results.

NOTE 5—CREDIT FACILITIES

On March 25, 2013, the Company entered into a second amended and restated loan and security agreement (“Loan Agreement”) with Silicon Valley Bank (“SVB”) to replace the amended and restated loan and security agreement entered on December 9, 2011. Pursuant to the Loan Agreement, the total aggregate amount that the Company is entitled to borrow from SVB has increased to $7.0 million, which is now split into two different credit facilities, comprised of (i) the existing Revolving Loan facility which was amended to provide that the Company is entitled to borrow from SVB up to $3.5 million, based on net eligible accounts receivable after an 80% advance rate and subject to limits based on the Company’s eligible accounts as determined by SVB and (ii) a new facility under which the Company is entitled to borrow from SVB up to $3.5 million without reference to accounts receivable under which the principal balance and accrued interest must be repaid within 3 business days after the date of any advance under the facility. In addition, the Loan Agreement eliminates the financial covenants contained in the previous loan agreement.

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

The Company had no outstanding balance on its line of credit as of December 31, 2014 and 2013.

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

Common and Preferred Stock

In December 2008, the Company’s stockholders approved an amendment to the Certificate of Incorporation to authorize 50,000,000 shares of common stock of par value $0.001. In November 2014, the Company’s stockholders approved an amendment to the Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 50,000,000 shares to 100,000,000 shares of par value $0.001. In addition, the Company is authorized to issue 1,000,000 shares of preferred stock of $0.001 par value of which 750,000 shares have been designated Series A Junior Preferred Stock with powers, preferences and rights as set forth in the amended and restated certificate of designation dated December 15, 2014; the remainder of the shares of preferred stock are undesignated, for which the Board of Directors is authorized to fix the designation, powers, preferences and rights. As of December 31, 2014 and 2013, there were no shares of preferred stock issued or outstanding.

On December 16, 2014, the Company entered into an Amended and Restated Rights Agreement to extend the expiration date of its stockholder rights plan that may have the effect of deterring, delaying, or preventing a change in control.  The Amended and Restated Rights Agreement amends the Rights Agreement previously adopted by (i) extending the expiration date by three years to December 16, 2017, (ii) decreasing the exercise price per right issued to stockholders pursuant to the stockholder rights plan from $8.50 to $5.25, and (iii) making certain other technical and conforming changes. The Amended and Restated Rights Agreement was not adopted in response to any acquisition proposal.   Under the rights plan, the Company issued a dividend of one preferred share purchase right for each share of common stock held by stockholders of record as of January 6, 2012, and the Company will issue one preferred stock purchase right to each share of common stock issued between January 6, 2012 and the earlier of either the rights’ exercisability or the expiration of the Rights Agreement. Each right entitles stockholders to purchase one one-thousandth of the Company’s Series A Junior Preferred Stock.

In general, the exercisability of the rights to purchase preferred stock will be triggered if any person or group, including persons knowingly acting in concert to affect the control of the Company, is or becomes a beneficial owner of 10% or more of the outstanding shares of the Company’s common stock after the Adoption Date.  Stockholders or beneficial ownership groups who owned 10% or more of the outstanding shares of common stock of the Company on or before the Adoption Date will not trigger the preferred share purchase rights unless they acquire an additional 1% or more of the outstanding shares of the Company’s common stock. Each right entitles a holder with the right upon exercise to purchase one one-thousandth of a share of preferred stock at an exercise price that is currently set at $5.25 per right, subject to purchase price adjustments as set forth in the rights agreement. Each share of preferred stock has voting rights equal to one thousand shares of common stock. In the event that exercisability of the rights is triggered, each right held by an acquiring person or group would become void. As a result, upon triggering of exercisability of the rights, there would be significant dilution in the ownership interest of the acquiring person or group, making it difficult or unattractive for the acquiring person or group to pursue an acquisition of the Company.  These rights expire in December of 2017, unless earlier redeemed or exchanged by the Company.

Warrants

As of December 31, 2014, the Company had a total of 658,240 warrants to purchase common stock outstanding under all warrant arrangements.  There were no warrants exercised during the years ended December 31, 2014 and 2013.  During the years ended December 31, 2014 and 2013, 809,999 and 348,800 warrants expired, respectively. Many of the warrants have anti-dilution provisions which adjust the number of warrants available to the holder such as, but not limited to, stock dividends, stock splits, and certain reclassifications, exchanges, combinations or substitutions. These provisions are specific to each warrant agreement.

			Warrants Outstanding as of December 31,		Warrants Expired During the Year Ended December 31,	Warrants Expired During the Year Ended December 31,
Holder	Exercise Price per Share	Expiration Date	2014	2013	2014	2013
Alliance Advisors LLC	$1.75	7/20/2014	-	25,000	25,000	-
Bridge Bank	$2.51	7/7/2017	29,115	29,115	-	-
Warrants issued to PIPE investors	$2.50	12/28/2013	-	-	-	242,500
Sandgrain Securities Inc.	$2.50	12/28/2013	-	-	-	4,000
Warrants issued to investors in connection with the Lumera Merger	$24.00	2/21/2013	-	-	-	22,500
Warrants issued to investors in connection with the Lumera Merger	$6.08	1/16/2014	-	284,999	284,999	-
Silicon Valley Bank	$0.73	10/5/2017	4,125	4,125	-	-
Silicon Valley Bank	$4.00	4/23/2017	125,000	125,000	-	-
Warrants issued to GigOptix LLC executives in connection with the Lumera Merger	$6.08	7/16/2013	-	-	-	79,800
DBSI Liquidating Trust	$2.60	4/8/2014	-	500,000	500,000	-
DBSI Liquidating Trust	$3.00	4/8/2015	500,000	500,000	-	-
			658,240	1,468,239	809,999	348,800

Equity Incentive Plan

As of December 31, 2014 and 2013, there were 8,801,160 options and 10,306,671 options outstanding under all stock option plans.  As of December 31, 2014 and 2013, there were 1,915,858 and 1,313,801 RSUs outstanding under the 2008 Equity Incentive Plan.

2008 Equity Incentive Plan

In December 2008, the Company adopted the 2008 Equity Incentive Plan (the “2008 Plan”) for directors, employees, consultants and advisors to the Company or its affiliates. Under the 2008 Plan, 2,500,000 shares of common stock were reserved for issuance upon the completion of a merger with Lumera Corporation (“Lumera”) on December 9, 2008. On January 1 of each year, starting in 2009, the aggregate number of shares reserved for issuance under the 2008 Plan increase automatically by the lesser of (i) 5% of the number of shares of common stock outstanding as of the Company’s immediately preceding fiscal year, or (ii) a number of shares determined by the Board of Directors. The maximum number of shares of common stock to be granted is up to 21,000,000 shares. Forfeited options or awards generally become available for future awards.  As of December 31, 2014, the stockholders had approved 16,624,634 shares for future issuance. On January 1, 2014, there was an automatic increase of 1,603,381 shares. As of December 31, 2014, 10,274,154 options to purchase common stock and RSUs were outstanding and 3,540,247 shares are authorized for future issuance under the 2008 equity incentive plan.

Under the 2008 Plan, the exercise price of a stock option is at least 100% of the stock’s fair market value on the date of grant, and if an incentive stock option (“ISO”) is granted to a 10% stockholder at least 110% of the stock’s fair market value on the date of grant. Vesting periods for awards are recommended by the chief executive officer and generally provide for stock options to vest over a four-year period, with a one year vesting cliff of 25%, and have a maximum life of ten years from the date of grant.  The Company has also issued RSUs which generally vest over a one to four year period.

2007 Equity Incentive Plan

In August 2007, GigOptix LLC adopted the GigOptix LLC Equity Incentive Plan (the "2007 Plan"). The 2007 Plan provided for grants of options to purchase membership units, membership awards and restricted membership units to employees, officers and non-employee directors, and upon the completion of the merger with Lumera were converted into grants of up to 632,500 shares of stock. Vesting periods are determined by the Board of Directors and generally provide for stock options to vest over a four-year period and expire ten years from date of grant. Vesting for certain shares of restricted stock is contingent upon both service and performance criteria. The 2007 Plan was terminated upon the completion of merger with Lumera on December 9, 2008 and the remaining 864 stock options not granted under the 2007 Plan were cancelled. No shares of the Company’s common stock remain available for issuance of new grants under the 2007 Plan other than for satisfying exercises of stock options granted under this plan prior to its termination. As of December 31, 2014, options to purchase a total of 376,436 shares of common stock and 4,125 warrants to purchase common stock were outstanding.

Lumera 2000 and 2004 Stock Option Plan

In December 2008, in connection with the merger with Lumera, the Company assumed the existing Lumera 2000 Equity Incentive Plan and the Lumera 2004 Stock Option Plan (the “Lumera Plan”). All unvested options granted under the Lumera Plan were assumed by the Company as part of the merger. All contractual terms of the assumed options remain the same, except for the converted number of shares and exercise price based on merger conversion ratio of 0.125. As of December 31, 2014, no additional options can be granted under the Lumera Plan, and options to purchase a total of 66,428 shares of common stock were outstanding.

 Stock-based Compensation Expense

The following table summarizes the Company’s stock-based compensation expense for fiscal years 2014 and 2013 (in thousands):

	Years ended December 31,
	2014	2013
Cost of revenue	$336	$263
Research and development expense	1,100	1,034
Selling, general and administrative expense	2,789	2,257
Restructuring expense	9	662
	$4,234	$4,216

For the year ended December 31, 2014, the $4.2 million of stock-based compensation expense included $9,000 in restructuring expense to accelerate the vesting of stock options (see Note 8 - Restructuring).

For the year ended December 31, 2013, the $4.2 million of stock-based compensation expense included $662,000 in restructuring expense to accelerate the vesting of stock options (see Note 8 - Restructuring).

During the years ended December 31, 2014 and 2013, the Company granted options to purchase 25,000 and 689,010 shares of common stock, respectively, with an estimated total grant-date fair value of $28,000 and $436,000, respectively, or $1.10 and $0.63 per share, respectively.

During the year ended December 31, 2014, the Company granted 1,954,085 RSUs with a grant-date fair value of $3.3 million, or $1.67 per share.  During the year ended December 31, 2013, the Company granted 1,578,373 RSUs with a grant-date fair value of $1.8 million, or $1.16 per share.

As of December 31, 2014, the total compensation cost not yet recognized in connection with unvested stock options and RSUs under the Company’s equity compensation plans was approximately $1.4 million and $2.3 million, respectively. Unrecognized compensation will be amortized on a straight-line basis over a weighted-average period of approximately 1.44 years for stock options and approximately 3.11 years for RSUs.

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

Stock Option and RSU Activity

The following is a summary of option activity for the Company’s equity incentive plans, including both the 2008 Plan and other prior plans for which there are outstanding options but no new grants since the 2008 Plan was adopted:

	Years Ended December 31,
	2014				2013
	Options	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term, in Years	Aggregate Intrinsic Value, in Thousands	Options	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term, in Years	Aggregate Intrinsic Value, in Thousands
Outstanding, beginning of year	10,306,671	$2.34			10,100,429	$2.42
Granted	25,000	$1.59			689,010	$0.92
Exercised	(225,678)	$1.02		$84	(12,221)	$1.09		$3
Forfeited/Expired	(1,304,833)	$2.47			(470,547)	$2.12
Balance, end of year	8,801,160	$2.35	5.91	$483	10,306,671	$2.34	6.96	$1,405

Vested and exercisable and expected to vest, end of year	8,636,840	$2.35	5.88	$471	10,101,382	$2.34	6.93	$1,379

Vested and exercisable, end of year	7,738,685	$2.38	5.70	$393	7,297,096	$2.39	6.47	$1,017

The aggregate intrinsic value reflects the difference between the exercise price of the underlying stock options and the Company’s closing share price of $1.20 as of December 31, 2014.

The following table summarizes information about options outstanding and exercisable under the Company’s equity incentive plans as of December 31, 2014:

	Options Outstanding			Options Exercisable
	Number of Shares Outstanding	Weighted-average Remaining Contractual Life, in Years	Weighted- average Exercise Price	Exercisable	Weighted- average Exercise Price
$0.73 - $1.48	2,225,242	6.08	$1.07	1,922,948	$1.07
$1.57 - $2.40	1,882,434	6.04	$2.00	1,835,185	$2.00
$2.50 - $3.25	4,415,423	6.69	$2.78	3,702,491	$2.78
$3.50 - $28.32	231,682	3.03	$17.36	231,682	$17.36
$28.80 - $57.44	46,379	1.61	$40.01	46,379	$40.01
	8,801,160	5.91	$2.35	7,738,685	$2.38

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

The following is a summary of RSU activity for the indicated periods:

	Years Ended December 31,
	2014				2013
	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted-average Remaining Contractual Term, in Years	Aggregate Intrinsic Value, in Thousands	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted-average Remaining Contractual Term, in Years	Aggregate Intrinsic Value, in Thousands
Outstanding, January 1	1,313,801	$1.19	1.85	$2,010	199,005	$2.78	0.16	$382
Granted	1,954,085	1.67			1,578,373	1.16
Released	(1,176,993)	1.35			(426,141)	1.83
Forfeited/expired	(175,035)	1.49			(37,436)	1.19
Outstanding, December 31	1,915,858	$1.55	3.11	$1,990	1,313,801	$1.19	1.85	$2,010

The majority of the RSUs that vested in the year ended December 31, 2014 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were based on the value of the RSUs on their vesting date as determined by the Company’s closing stock price. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company. For the year ended December 31, 2014, 1,176,993 shares of RSUs vested with an intrinsic value of approximately $1,412,392. The Company withheld 358,201 shares to satisfy approximately $514,000 of employees’ minimum tax obligation on the vested RSUs.

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

	Years ended December 31,	Years ended December 31,
	2014	2013
Change in projected benefit obligation:
Beginning benefit obligation	$648	$692
Service cost	29	35
Interest cost	15	16
Plan participants contributions	24	21
Foreign exchange adjustments	(84)	16
Actuarial loss (gain)	190	(132)
Transfer in/(out)	-	-
Ending benefit obligation	$822	$648

Change in plan assets:
Beginning fair value of plan assets	$508	$440
Employer contributions	24	21
Plan participants' contributions	24	21
Foreign exchange adjustments	(54)	14
Expected return on plan assets	(6)	12
Transfer in/(out)	-	-
Ending fair value of plan assets	$496	$508
Benefits paid	$-	$-

The following table summarizes the funding status as of December 31, 2014 and 2013 (in thousands):

	Years ended December 31,
	2014	2013
Projected benefit obligation	$(822)	$(648)
Fair value of plan assets	496	508
Funded status of the plan at the end of the year, recorded as a long-term liability	$(326)	$(140)

The total net periodic pension cost for the year ending December 31, 2015 is expected to be approximately $66,000. The following are the components of estimated net periodic pension cost in 2015 (in thousands):

Year ending December 31, 2015
Service cost (net)	$61
Interest cost	13
Expected return on plan assets	(8)
Net periodic benefit cost	$66

Assumptions

Weighted average assumptions used to determine benefit obligations as of December 31, 2014 for the plan were a discount rate of 1.50%, a rate of compensation increase of 2.00%, and an expected return on assets of 1.50%.  The GigOptix-Helix Plan is reinsured with the Helvetia Swiss Life Insurance Company via the Swisscanto Collective Foundation.  The expected return on assets is derived as follows: Swiss pension law requires that the insurance company pay an interest rate of at least 1.5% per annum on old-age savings accounts.

Weighted average assumptions used to determine costs for the plan as of December 31, 2013 were a discount rate of 2.25%, rate of compensation increase of 2.00%, and expected return on assets of 2.25%.

Net Periodic Benefit Cost

The net periodic benefit cost for the plan included the following components (in thousands):

	Years ended December 31,
	2014	2013
Service cost (net)	$29	$35
Interest cost	15	16
Net periodic benefit cost	$44	$51

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

Contributions

The Company anticipates contributions to the plan of approximately $27,000 in the year ending December 31, 2015. Actual contributions may differ from expected contributions due to various factors, including performance of plan assets, interest rates and potential legislative changes. The Company is not able to estimate expected contributions beyond fiscal year 2015.

Estimated Future Benefit Payments

The Company does not expect benefit payments through 2024.

Israel Severance Plan liability

Under Israeli law, the Company is required to make severance payments to its retired or dismissed Israeli employees and Israeli employees leaving its employment in certain other circumstances. The Company’s severance pay liability to its Israeli employees is calculated based on the salary of each employee multiplied by the number of years of such employee’s employment and is presented in its balance sheet in long-term liabilities, as if it was payable at each balance sheet date on an undiscounted basis. This liability is partially funded by the purchase of insurance policies in the name of the employees. The surrender value of the insurance policies of $9,000 is presented in long-term assets. Severance pay expense for the year ended December 31, 2014 was $0. As of December 31, 2014, accrued severance liability and severance assets were $12,000 and $9,000, respectively.

GigOptix 401(k) Plan

The Company has a 401(k) retirement plan which was adopted by GigOptix, LLC as of January 4, 2008.  In December 2011, the GigOptix 401k plan merged into the Endwave 401k plan.  This plan is intended to be a qualified retirement plan under the Internal Revenue Code.  It is a defined contribution as opposed to a defined benefit plan.  The Company made $65,000 and $59,000 matching contributions during fiscal 2014 and 2013, respectively.

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

            The following is a summary of the restructuring activity (in thousands):

	Year ending December 31,
	2014	2013
Beginning balance	$30	$168
Charges	343	950
Uses and adjustments	(373)	(1,088)
Ending balance	$-	$30

As of December 31, 2014, the Company had no balance in accrued restructuring.

NOTE 9— INVESTMENT IN UNCONSOLIDATED AFFILIATE

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

For the year ended December 31, 2014, the Company had a $456,000 loss on equity investment for the Company’s allocated portion of BrP’s results.  Since the Company’s share of the loss exceeded the Company’s carrying cost of its investment in BrP, the Company’s investment in an unconsolidated affiliate was written down to zero as of December 31, 2014.

NOTE 10—INCOME TAXES

The components of loss before provision for income taxes are as follows (in thousands):

	Years ended December 31,
	2014	2013
United States	$(5,266)	$1,480
International	(45)	(3,376)
Loss before provision for income taxes	$(5,311)	$(1,896)

Components of provision for income taxes are as follows (in thousands):

	Years ended December 31,
	2014	2013
Current
United States	$41	$37
International	-	-
State	13	13
Total	54	50

Deferred
United States	-	-
International	-	-
Total	-	-

Provision for income taxes	$54	$50

Provision for income taxes differs from the amount computed by applying the statutory United States federal income tax rate to loss before taxes as follows:

	Years ended December 31,
	2014	2013
Income tax at the federal statutory rate	(34.00)%	(34.00)%
State tax, net of federal benefit	0.23%	0.71%
Foreign tax rate differential	0.27%	60.55%
Permanent items and other	0.69%	1.93%
Losses not benefited	33.75%	(26.55)%
Effective tax rate	0.94%	2.64%

The components of the net deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2014	2013
Deferred tax asset (liability), net
Net operating losses	$20,134	$20,398
Tax credits	2,915	3,022
Accrued and reserves	2,063	1,872
Foreign Deferreds	3	-
Fixed assets	890	966
Other	2,224	2,176
Total deferred tax asset	28,229	28,434
Valuation allowance	(27,707)	(27,587)
Net deferred tax asset	522	847

Pension other comprehensive income	-	(40)
Intangible assets	(522)	(847)
Deferred tax liability	(522)	(887)

Net deferred tax asset (liability)	$-	$(40)

As of December 31, 2013, the deferred tax liability is included in other long term liabilities on the consolidated balance sheet.

The Company has a full valuation allowance on deferred tax assets in excess of deferred tax liabilities. Because of its limited operating history and cumulative losses, management believes it is more likely than not that the remaining deferred tax assets will not be realized.

The Company’s valuation allowance increased by approximately $120,000 during the year ended December 31, 2014 and decreased by approximately $311,000 during the year ended December 31, 2013.

The Company has approximately $44.6 million of federal net operating losses carryforwards and $21.0 million of state net operating loss carryforwards as of December 31, 2014. The federal and state net operating losses expire starting in 2014 through year 2033. The Company has approximately $3.5 million of federal research and development tax credit (“R&D credit”) carryforwards and $3.5 million of California R&D credit carryforwards as of December 31, 2014. The federal R&D credit carryforwards begin to expire in 2029 while the California R&D credits are not subject to a carryforward limitation.  Utilization of a portion of the net operating losses and credit carryforwards are subject to an annual limitation due to the ownership change provision of the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. The Company also has approximately $13.5 million of net operating loss carryforwards in Israel related to its acquisition of ChipX which can be carried forward indefinitely.

Any interest and penalties incurred on the settlement of outstanding tax positions would be recorded as a component of income tax expense.  The Company recorded $12,000 and $11,000 of interest and penalty expenses during the years ended December 31, 2014 and 2013, respectively.

The Company’s unrecognized tax benefits as of December 31, 2014 relate to various domestic and foreign jurisdictions.  As of December 31, 2014, the Company had total gross unrecognized tax benefits of $3.0 million, which if recognized would affect the effective tax rate.  As of December 31, 2014 and 2013, the amount of long-term income taxes payable for unrecognized tax benefits, including accrued interest, was $415,000 and $368,000, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Total
Balance as of December 31, 2012	$2,523
Increases related to current year tax positions	205
Increases related to prior year tax positions	37
Decreases related to prior year tax positions	-
Balance as of December 31, 2013	2,765
Increases related to current year tax positions	223
Increases related to prior year tax positions	16
Decreases related to prior year tax positions	-
Balance as of December 31, 2014	$3,004

The Company files tax returns in the U.S. federal, U.S. state and foreign tax jurisdictions.  The Company’s major tax jurisdictions are the U.S., California, Switzerland, Germany and Israel. The Company’s fiscal years through 2014 remain subject to examination by the tax authorities for U.S. federal, U.S. state and foreign tax purpose.

NOTE 11—NET LOSS PER SHARE

The following table summarizes total securities outstanding which were not included in the calculation of diluted net loss per share because to do so would have been anti-dilutive:

	December 31,
	2014	2013
Stock options and RSUs	10,717,018	11,620,472
Common stock warrants	658,240	1,468,239
Total	11,375,258	13,088,711

NOTE 12—SEGMENT AND GEOGRAPHIC INFORMATION

The Company has determined that it operates as a single operating and reportable segment. The following tables reflect the results of the Company’s reportable segment consistent with the management system used by the Company’s Chief Executive Officer, the chief operating decision maker.

The following table summarizes revenue by geographic region (in thousands):

	Years ended December 31,
	2014	2013
North America	$9,637	$7,943
Asia	10,363	7,700
Europe	12,511	12,306
Other	436	977
	$32,947	$28,926

The Company determines geographic location of its revenue based upon the destination of shipments of its products.

During fiscal year 2014, Italy and the United States accounted for 33% and 26% of revenue, respectively. During fiscal year 2013, Italy, the United States and Japan accounted for 39%, 24% and 13% of revenue, respectively. No other countries accounted for more than 10% of the Company’s consolidated revenue during the periods presented.

The following table summarizes revenue by product line (in thousands):

	Years ended December 31,
	2014	2013
HSC	$22,280	$19,886
Industrial	10,667	9,040
Total revenue	$32,947	$28,926

The following table summarizes long-lived assets by country (in thousands):

	December 31,
	2014	2013
United States	$1,687	$2,004
Switzerland	229	995
	$1,916	$2,999

Long-lived assets, comprising property and equipment, are reported based on the location of the assets.

NOTE 13—COMMITMENTS AND CONTINGENCIES

Commitments

Leases

The Company leases its domestic and foreign sales offices under non-cancelable operating leases. These leases contain various expiration dates and renewal options. The Company also leases certain software licenses under operating leases. Total facilities rental expense for 2014 and 2013 was $458,000 and $560,000, respectively.

As of April 2014, the Company moved out of its Bothell, Washington facility which comprised 11,666 square feet and entered into a new one-year lease located in Bellevue, Washington which comprises approximately 2,100 square feet.

Aggregate non-cancelable future minimum lease payments under capital and operating leases are as follows (in thousands):

	Capital Leases	Operating Leases
Years ending December 31,	Minimum lease payments	Minimum lease payments
2015	$4	$531
2016	3	439
2017 and beyond	3	124
Total minimum lease payments	10	$1,094
Less: Amount representing interest	(1)
Total capital lease obligations	9
Less: current portion	(3)
Long-term portion of capital lease obligations	$6

The gross and net book value of the fixed assets purchased under capital lease was as follows (in thousands):

	As of the years December 31,
	2014	2013
Acquired cost	$1,666	$1,666
Accumulated amortization	(1,656)	(1,378)
Net book value	$10	$288

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

The table below summarizes the movement in the warranty accrual, which is included as a component of other current liabilities, for the years ended December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Balance at January 1	$330	$612
Warranties accrued	492	510
Warranties settled or reversed	(488)	(792)
Balance at December 31	$334	$330

NOTE 14—LEGAL SETTLEMENT

On September 24, 2013, pursuant to the terms of a settlement agreement with M/A-COM Technology Solutions, Inc. (“MACOM”), Optomai, Inc., and three former employees of GigOptix, the Company received a payment of $7.25 million.  The $7.25 million has been recorded as special litigation-related income, net of related legal fees in the operating section of the consolidated statements of operations.

NOTE 15—RECENT ACCOUNTING PRONOUNCEMENTS

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures.  Our CEO and CFO have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014 and have concluded that these controls and procedures were effective. We believe that a control system, no matter how well designed and operated, can only provide reasonable assurance and cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Our CEO and CFO have concluded that our consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014 based upon the framework in "Internal Control – Integrated Framework" (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that our internal control over financial reporting was effective as of that date.

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

Directors and Executive Officers

The table below sets forth information regarding the members of our Board of Directors and non-director executive officers as of February 27, 2015. Our certificate of incorporation divides the Board of Directors into three classes with overlapping three-year terms. One class is elected each year at the annual meeting of stockholders, and the classes are to be as nearly equal in number as possible. Each director shall hold office until his or her successor is duly qualified. Our Board of Directors and executive officers are as follows:

Name	Age	Position	Director Since
Dr. Avi Katz	56	Chairman of the Board of Directors, Chief Executive Officer and President	2008
Darren Ma	35	Vice President and Chief Financial Officer	N/A
Andrea Betti-Berutto	49	Senior Vice President and Chief Technical Officer	N/A
Dr. Raluca Dinu	41	Senior Vice President of Global Sales and Marketing	N/A
Joseph J. Lazzara	63	Director	2011
John J. Mikulsky	69	Director	2011
Neil J. Miotto	68	Director	2008
Frank Schneider	72	Director	2010
Kimberly D.C. Trapp	56	Director	2008

Dr. Avi Katz is a serial entrepreneur.  Since founding GigOptix LLC., the predecessor company to GigOptix Inc. in July 2007, he served as the Chairman of the Board of directors, Chief Executive Officer and President of the company and all its subsidiaries, including its overseas operations BrPhotonics Produtos Optoeletronicos LTda in Brazil, GigOptix-Helix AG in Switzerland, and GigOptix Israel LTD.  He led the company through the public listing on OTC Exchange in December 2008, and the listing on the NYSE-Mkt in April 2012. Prior to founding the GigOptix group of companies, Dr. Katz was the Managing Partner of APU-Global, which he founded in 2005, the Chief Executive Officer, President and a board member of Intransa, Inc., from 2003 to 2005, and of Equator Technologies, Inc., from 2000 to 2003. Earlier in his career he held various sales and marketing, business development, technology and operational corporate executive positions, following his tenure as a Member of the Technical Staff with AT&T Bell Labs, Murray Hill, NJ, between 1988 and 1995. He holds more than 70 U.S. and international patents, has published about 300 technical papers and is the editor of a number of technical books. Dr. Katz received his Ph.D. in materials engineering and a B.S. in engineering from Technion-IIT, Israel, and is a graduate of the Israeli Naval Academy.  As our co-founder, and the CEO since the inception, Dr. Katz has the benefit of understanding our company's complete history. This background, together with his extensive executive experience and exceptional technical skills, make Dr. Katz uniquely qualified to serve on our Board of Directors.

Darren Ma is our Vice President and Chief Financial Officer, joined GigOptix in November 2014. He brings over 12 years of semiconductor experience and financial leadership to GigOptix. He began his career at Intel Corporation from 2002 to 2008, where he worked in various finance positions, specializing in budgeting, cost and inventory, strategic financial planning, and P&L management. Prior to joining GigOptix, he worked in roles of increasing responsibility at Semtech Corporation from 2009 to 2014, and served as the primary financial partner to several members of the executive staff. He contributed to increasing the profitability of the Power Management business unit, and, most recently, and was the Business Unit Controller for the Power Management and High Reliability and Systems Innovation business units at Semtech Corporation. From 2008 to 2009 he also held a senior financial position at Fisher Investments, supporting the M&A, Institutional, and United Kingdom investment groups. Darren holds a Managerial Economics B.S. degree from the University of California, Davis and received his MBA from W.P. Carey School of Business at Arizona State University.

Andrea Betti-Berutto our Senior Vice President and Chief Technical Officer and has served as the Chief Technology Officer of the company since its inception in 2007 through the acquisition of the iTerra LLC assets, where he was a co-founder and served as the Vice President of Engineering since the inception in 2001. In iTerra LLC he led the development of analog and digital high speed ICs for the 10 Gb/s and 40Gb/s optical network, wireless application and instrumentation. Previously, Mr. Betti-Berutto worked at Fujitsu Compound Semiconductor as manager of product development for microwave and millimeter-wave IC for point-to-point and satellite communication applications, at Space Engineering S.p.A Rome, Italy, and European Space Agency R&D laboratory, Noordwijk, The Netherlands, as payload system engineer and MMIC designer. Mr. Betti-Berutto has more than 20 years of experience in the design of high speed ICs and multichip modules for microwave, millimeter-wave, and fiber optics application. He is the author of several papers in technical journals in the area of power amplifiers, high-speed ICs, and broadband design for optical network applications and received his M.Sc. degree in electrical engineering from the University of Rome “La Sapienza”.

Dr. Raluca Dinu is our Senior Vice President of Global Sales and Marketing. She has more than 15 years of experience in the telecommunication industry. A visionary executive with an established track record of driving increased revenue and profitability, building and leading cross functional teams, and developing and commercializing advanced technologies, Dr. Dinu joined GigOptix as the Vice President of Product Development in 2008 through the acquisition of Lumera Inc., were she served as the Vice President of the Electro-Optic Business Unit since 2007. From 2001 to 2007, Dr. Dinu served Lumera in various capacities as technology and business leader. In her current role, she leads the global marketing and sales organizations for GigOptix. She has an exceptional ability to manage and lead in rapidly changing and competitive environments while demonstrating an innate ability to achieve corporate goals within defined resources.  Dr. Dinu holds more than 15 patents, obtained her B.Sc. in Optics, and Ph.D. in Physics, at the University of Bucharest in 2000 specializing in ferroelectric thin films for random access memories, and also graduated from the Executive MBA program at the AeA/Stanford Institute in 2007.

Joseph J. Lazzara has over 30 years of public company Board of Directors experience. He joined the GigOptix board in July, 2011 with the acquisition of Endwave where he served as a director since February 2004. From 2006 to 2008, Mr. Lazzara served as the Vice Chairman and a director of Omron Scientific Technologies, Inc. (formerly Scientific Technologies, Inc. (NASDAQ: STIZ)), a manufacturer of factory automation products acquired by Omron Corporation in 2006.  Mr. Lazzara served in various executive positions with Scientific Technologies, including as the Chief Executive Officer, President and Director and other positions between 1984 and 2006. Since 2006, he has served as the Vice Chairman and Director of Automation Products Group, Inc., a privately held manufacturer of automation sensors. Mr. Lazzara received a B.S. in Engineering from Purdue University and an M.B.A. from Santa Clara University.  We believe that Mr. Lazzara’s extensive business expertise, both as the Chief Executive Officer and Board Member of a publicly traded company as well as his technical background qualify him to serve on our Board of Directors.

John J. Mikulsky has served on our Board of Directors since June 2011. Mr. Mikulsky served as President and Chief Executive Officer of Endwave Corporation from December 2009 until June 2011, when Endwave was acquired by GigOptix. From May 1996 until November 2009, Mr. Mikulsky served Endwave in a multitude of capacities including Vice President of Product Development, Vice President of Marketing and Business Development and Chief Operating Officer. Prior to Endwave, Mr. Mikulsky worked as a Technology Manager for Balazs Analytical Laboratory, from 1993 until 1996, a provider of analytical services to the semiconductor and disk drive industries. Prior to 1993, Mr. Mikulsky worked at Raychem Corporation, most recently as a Division Manager for its Electronic Systems Division. Mr. Mikulsky holds a B.S. in electrical engineering from Marquette University, an M.S. in electrical engineering from Stanford University and an S.M. in Management from the Sloan School at the Massachusetts Institute of Technology.  We believe Mr. Mikulsky’s extensive industry knowledge and experience, including his years of experience at Endwave Corporation in both technical and leadership roles, qualify him to serve on our Board of Directors.

Neil J. Miotto joined the GigOptix Board of Directors in December, 2008. Mr. Miotto is a financial consultant and a retired assurance partner of KPMG LLP where he was a partner for twenty-seven years until his retirement in September 2006. Since his retirement from KPMG  Mr. Miotto has provided high level financial consulting services to companies in need of timely accounting assistance and in serving on public company boards including Micrel Inc.. He is deemed to be a ‘financial expert ´under SEC and NYSE rules. While at KPMG Mr. Miotto focused on serving large public companies, primarily semiconductor companies. Among the clients he served were National Semiconductor Corporation, Fairchild Semiconductor Corp, and  nVIDIA Corporation. Mr. Miotto also served as an SEC reviewing partner while at KPMG. He is a member of the American Institute of Certified Public Accountants. He holds a Bachelor of Business Administration degree from Baruch College, of The City University of New York. He also serves on the board of directors of Micrel, Incorporated.  Mr. Miotto brings extensive financial risk assessment and financial reporting experience to our Board of Directors. We believe that Mr. Miotto’s extensive experience with public companies and financial accounting matters makes him well qualified to be on our Board of Directors.

Frank W. Schneider joined our Board of Directors in June 2010. Frank W. Schneider has over 40 years of experience in the electronics and semiconductor industries, serving on the boards and executive management teams of both privately held and publicly traded companies. He retired in 2009 from MKS Instruments Inc., where he served as vice president and general manager. Previously, he served as president and CEO at both ION Systems Inc., a privately held manufacturer of electrostatic management systems, and GHz Technology Inc., a privately held manufacturer of RF power transistors that was merged into Advanced Power Technology Inc. (NASDAQ: APTI), where he served as COO of the RF products group during the years 2002 & 2003. Additionally, he was a member of the technical advisory board of Neomagic Inc., a display controller chip company, and was a member of the Board of Directors of GMT Microelectronics, Inc. He began his career at Corning Electronics and subsequently moved to Philips Semiconductor, then known as Signetics Corporation, where he held many senior positions during his tenure. He also was a group vice president at Sharp Electronics.  We believe Mr. Schneider is well qualified to serve on our Board of Directors due to his leadership skills and industry experience, which he has demonstrated through more than 40 years of management and experience in the semiconductor, electronic component and systems industries.

Kimberly D.C. Trapp has served on our Board of Directors since December 2008. Kimberly D.C. Trapp has more than 30 years of experience in the optoelectronics industry. She served as the Industry Liaison Officer for the Center of Optical Technologies at Lehigh University until her retirement in 2010. Before joining Lehigh University, she served as the Director of Marketing Operations of Agere Systems until 2002 and was responsible for business operations, customer marketing, technical product support, product engineering, and program management of Agere’s optoelectronic business and product portfolio. From 1980 until 1995, she served in the development and research organizations of AT&T Bell Laboratories and Lucent Technologies. Ms. Trapp has a BS in Chemistry from Purdue University and an MS in Inorganic Chemistry from Fairleigh Dickinson University. She also has MBA from an AT&T sponsored executive program.  From her industry and academic experience of more than 30 years, Ms. Trapp brings a tremendous amount of technical expertise, especially in the area of optical and electro-optic technologies, that we believe makes her uniquely qualified to sit on our Board of Directors.

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

GigOptix, Inc.
130 Baytech Drive
San Jose, California 95134
Attn: Investor Relations

Audit Committee

We have a separately designated standing Audit Committee, which has been established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee is comprised of not less than three directors, each of whom is independent as determined by the Board of Directors and as defined by Rule 10A-3(b)(1) under the Exchange Act and Section 803(a)(2) of the NYSE MKT Company Guide. The Board of Directors has also determined that Mr. Miotto is an “audit committee financial expert” as defined in SEC rules and Section 803(b)(2)(iii) of the NYSE MKT Company Guide. This designation does not impose on Mr. Miotto any duties, obligations or liabilities that are greater than is generally imposed on him as a member of our Audit Committee or our Board of Directors. The current members of the Audit Committee are Mr. Miotto (who serves as chairman of the committee), Mr. Lazzara, Mr. Mikulsky, Mr. Schneider and Ms. Trapp.

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

Compensation Committee

Our Compensation Committee approves, administers and interprets our named executive officer compensation and benefit policies and plans. Our Compensation Committee is appointed by our Board of Directors, and consists entirely of independent directors who are “outside directors” for purposes of Section 162(m) of the Internal Revenue Code and “non-employee directors” for purposes of Rule 16b-3 under the Exchange Act. The current members of the Compensation Committee are Ms. Trapp (who serves as chairperson of the committee), Mr. Lazzara, Mr. Mikulsky, Mr. Miotto and Mr. Schneider.

Our Compensation Committee has primary responsibility for ensuring that our executive compensation and benefit program is consistent with our compensation philosophy and is responsible for determining the executive compensation packages offered to our named executive officers. The responsibilities of the Compensation Committee, as stated in its charter, include the following:

•	Review and approve goals and objectives relevant to CEO and other named executive officer compensation, evaluate the CEO’s and other named executive officers’ performance in light of these corporate goals and objectives, and set CEO and other named executive officer compensation levels consistent with its evaluation and the company philosophy;

•	Approve the salaries, bonus and other compensation for all named executive officers;

•	Adopt, administer, amend or terminate compensation plans applicable to the employees of the Company and/or any subsidiary of the Company, and review and make recommendations concerning long-term incentive compensation plans, including the use of stock options and other equity-based plans; and

•	Undertake all further actions and discharge all further responsibilities imposed upon the Committee from time to time by the Board, the federal securities laws or the rules and regulations of the SEC.

Our Compensation Committee plays an integral role in setting the named executive officer compensation each year. Generally, during the fourth quarter of each year and leading up to the adoption by the Board of the annual operating plan for the following year, the Compensation Committee meets to discuss recent data and current trends in executive compensation and equity ownership programs for comparable companies.  During such meeting, an independent compensation consultant engaged by the committee provides a report to the Compensation Committee regarding this information. Generally, in the first quarter or the early part of the following year, our Compensation Committee holds a regular meeting in which our Chief Executive Officer and Chief Financial Officer review with the Compensation Committee GigOptix’ financial and business performance for the prior year and management’s business outlook and operating plan for the current year as adopted by the Board at the end of the prior year. In reviewing the prior year’s performance, the Compensation Committee compares our performance to the financial and operational goals set for such year and any management by objectives targets set for such year. In this meeting, the Chief Executive Officer also reviews with the Compensation Committee his assessment of the individual performance of each named executive officer, including his own performance, according to a variety of qualitative and quantitative performance criteria and salary and bonus trends. Taking into account the information conveyed and discussed at these meetings and the recommendations of our Chief Executive Officer and the independent compensation consultant engaged by the committee, the Compensation Committee then determines:

•	The amount and type of any bonus compensation to be awarded to each named executive officer in respect of their performance;

•	Whether to raise, lower or maintain the named executive officer’s base salary for the current year; and

•	Option grants and restricted stock units, if any, to be awarded to each named executive officer.

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

Each year, we engage an independent outside firm which specializes in executive compensation.  During 2013 and 2014, we engaged Compensia.  For this purpose, for 2014, the Compensation Committee looked at companies with less than $50 million in annual revenues as described by the Proprietary 2014 Executive Compensation Survey published by Compensia as well as peer company proxy filings.  We believe those two data sources are appropriate for benchmarking executive compensation because: the companies surveyed are similar in size, both in terms of revenues and market capitalization, to GigOptix; are primarily located in the same geographic market as GigOptix; GigOptix competes with many of the surveyed companies for executive and technical talent; and companies in the indices are selected independently by Compensia. We do not benchmark our executive compensation solely against companies in our industry because few of our competitors are close to our size. Most of our competitors are very large, diversified companies or very small, privately-held companies. Rather, we focus on the companies with whom we compete most vigorously for executive and technical talent.

Elements of Named Executive Officer Compensation

Our named executive officer compensation consists of base salary, annual cash and equity incentives, equity plan participation and customary broad-based employee benefits. In addition, on occasion, the Compensation Committee may award special bonuses to the named executive officers.  Consistent with our pay for performance philosophy, we believe that we can better motivate the named executive officers to enhance stockholder return if a portion of their compensation is “at risk”— that is, contingent upon the achievement of performance objectives and overall strong company performance. The mix of base salary, annual bonus opportunity based on achievement of objectives and anticipated long-term stock-based compensation incentive (in the form of appreciation in shares underlying stock options and restricted stock units) varies depending on the officer’s position and level. Long-term stock-based compensation has always been a significant component of the named executive officer compensation, as we believe that best aligns our named executive officers’ interests with that of our stockholders. An annual bonus opportunity may also form a significant component of the named executive compensation; however, as explained in more detail below, it was not a component of the named executive compensation in 2014.  However, the named executive officers did receive special one-time bonuses as discussed below.

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

Annual Cash Incentive:  Our employment contracts with our named executive officers provide them with an opportunity to receive annual cash incentive compensation consisting of the possibility of receipt of a cash bonus award, payable once per year.  Any such cash bonus would be dependent, in part, upon attaining stated corporate objectives for the prior fiscal year. Our goal with bonuses to our named executive officers is to reward executives in a manner that is commensurate with the level of achievement of certain financial and strategic goals that we believe, if attained, result in greater long-term stockholder value. The Board of Directors approves these financial and strategic goals on an annual basis. These financial and strategic goals typically have a one-year time horizon. For the year 2013, the Board of Directors determined that the objectives necessary to make awards of cash incentive compensation had not been met, due to the difficult economic environment and its impact on GigOptix’s financial performance. Therefore, there were no payments of annual cash bonuses to our Chief Executive Officer or our other named executive officers in 2014 for the year 2013.

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

Special Bonuses:  On occasion, the Compensation Committee may award special bonuses to the named executive officers.  As disclosed in our Current Report on Form 8-K filed with the SEC on February 11, 2014, in connection with the formation of the BrP Joint Venture, the Compensation Committee on February 7, 2014 approved special one-time cash bonuses to Dr. Dinu for $15,000 and for the named executive officers as identified in that Current Report. Also, as disclosed in our Current Report on Form 8-K filed with the SEC on May 9, 2014, in conjunction with the April 2, 2014 approval of the release of proceeds as requested by CPqD before FINEP – Agência Brasileira da Inovação and the resulting effectiveness of the Joint Venture Agreement in connection with the formation of BrP, the Compensation Committee on May 8, 2014 approved special one-time special bonuses for Dr. Dinu of $30,000 and for the named executive officers as identified in that Current Report, Furthermore, as disclosed in our Current Report on Form 8-K filed with the SEC on December 23, 2014, the Compensation Committee on December 17, 2014 and December 22, 2014, respectively, approved special one-time cash bonuses for Dr. Katz for his service in 2014 on behalf of the Company as the Chairman of the board of directors of BrP, and in connection with the completion of the acquisition of the assets of Tahoe RF Semiconductor, Inc.  On December 17, 2014, the Compensation Committee also approved the payment to Dr. Dinu of $25,000 as compensation for her service in 2014 on behalf of the Company as a member of the board of directors of BrP,

Other Benefits:  Named executive officers are eligible to participate in all of our employee benefit plans, such as medical, dental, group life, disability, and accidental death and dismemberment insurance and our 401(k) plan. During 2013 and 2014, we made group life insurance payments as reflected in the Summary Compensation Table below. We do not maintain any pension plan, retirement benefit or deferred compensation arrangements other than our 401(k) plan.

The table below sets forth the compensation earned by our Chief Executive Officer and our two other most highly compensated executive officers for the fiscal years ended December 31, 2014 and 2013 whose compensation exceeded $100,000. These individuals are collectively referred to as our named executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Severance		RSU's(1)	Option Awards(1)	All Other Compensation	Total
							(a)
Dr. Avi Katz	2014	$409,500	$475,000		$-	$666,600	$-	$1,988	$1,553,088
Chairman of the Board of Directors, Chief Executive Officer and President	2013	$354,375	$210,000		$-	$643,231	$-	$3,310	$1,210,916
Andrea Betti-Berutto	2014	$254,100	$45,000	$		$162,525	$-	$517	$462,142
Senior Vice President and Chief Technology Officer	2013	$226,735	$70,000		$-	$189,823	$-	$399	$486,957
Curt Sacks (2)	2014	$255,874	$80,000		$254,100	$152,625	$-	$302	$742,901
Senior Vice President and Chief Financial Officer	2013	$226,735	$70,000		$-	$180,766	$-	$263	$477,764
Raluca Dinu	2014	$227,057	$70,000		$-	$86,130	$-	$187	$383,374
Senior Vice President of Global Sales and Marketing

(1)	The amounts in column (a) represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 6-Stockholders’ Equity, to our audited financial statements for the fiscal year ended December 31, 2014 and 2013 included in this Form 10-K.
(2)	Mr. Sacks tendered his resignation effective on November 17, 2014 to pursue other interests.

Narrative Disclosure to Summary Compensation Table

The Summary Compensation Table sets forth the aggregate compensation earned by each of our named executive officers in 2014 and 2013.

The components of executive compensation consist of base salary, annual and special bonus incentives, equity plan participation and customary broad-based employee benefits, as set forth in more detail above. Annual cash and/or stock-based compensation bonuses are awarded in the discretion of the Compensation Committee of the Board of Directors after a review and evaluation of each executive officer’s performance during the year. Beginning in 2013, equity grants generally consist of restricted stock units and are intended to serve respectively as long-term compensation and short-term awards in lieu of higher cash payouts. On occasion, the Compensation Committee may also authorize special compensation awards in the form of cash and/or equity grants to recognize extraordinary efforts or results.

Equity awards such as options and restricted stock units are generally granted pursuant to the GigOptix, Inc. 2008 Equity Incentive Plan.  Option grants to our executive officers generally vest as to 25% of the underlying award on the one-year anniversary of the grant date and monthly thereafter for a period of three years.  However, certain options grants to our executive officers vest in accordance with certain performance goals being achieved, as discussed in more detail below in the vesting schedules for such option grant.   In the case of stock options, the exercise price is set at 100% of the fair market value of the underlying common stock on the date of grant.  Restricted stock unit grants generally vest quarterly over the period between one and four years.  Upon vesting, a restricted stock unit is converted to an actual share of stock.

We have entered into an employment agreement with each of our executive officers, which governs the terms of employment as well as provides for certain payments upon termination of employment. The employment agreements for the named executive officers are discussed in more detail below under the caption “Employment Arrangements with Named Executive Officers.”

Outstanding Equity Awards at December 31, 2014

	Option Awards
Name and Principal Position	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Exercise Price ($)	Option Expiration Date	Number of Securities Underlying Unvested Restricted Stock Units (#) Unvested
Dr. Avi Katz	8/1/07	166,606	-	$0.73	8/1/17
Chief Executive Officer and President	12/17/08	581,338	-	$1.10	12/17/18
	3/19/09	77,764	-	$0.95	3/19/19
	11/9/09	130,000	-	$3.50	11/9/19
	3/17/10	324,100	-	$1.95	3/17/20
	10/27/10	348,345	-	$2.40	10/27/20
	2/3/11	388,473	16,891	$2.50	2/3/21
	6/17/11	396,185	28,027	$2.65	6/17/21
	3/27/12	369,531	167,969	$2.70	3/27/22
	8/1/13	8,050	-	$-	N/A	72,450
	8/1/13	-	-	$-	N/A	101,377
	2/7/14	-	-	$-	N/A	22,500
	2/7/14	-	-	$-	N/A	314,000
Andrea Betti-Berutto	8/1/07	112,612	-	$0.73	8/1/17
Senior Vice President and Chief Technology Officer	12/17/08	238,913	-	$1.10	12/17/18
	3/19/09	36,025	-	$0.95	3/19/19
	11/9/09	38,011	-	$3.50	11/9/19
	3/17/10	101,500	-	$1.95	3/17/20
	10/27/10	139,554	-	$2.40	10/27/20
	2/3/11	135,400	5,887	$2.50	2/3/21
	6/17/11	76,748	10,965	$2.65	6/17/21
	3/27/12	138,574	62,989	$2.70	3/27/22
	8/1/13	3,018	-	$-	N/A	27,170
	8/1/13	-	-	$-	N/A	26,974
	2/7/14	-	-	$-	N/A	5,625
	2/7/14	-	-	$-	N/A	76,000
Raluca Dinu	3/23/05	2,000	-	$40.96	3/23/15
Senior Vice President of Global Sales and Marketing	4/13/06	5,000	-	$30.56	4/13/16
	3/1/07	7,499	-	$34.24	3/1/17
	3/4/08	9,375	-	$18.16	3/4/18
	12/17/08	39,733	-	$1.10	12/17/18
	3/19/09	6,598	-	$0.95	3/19/19
	11/9/09	6,962	-	$3.50	11/9/19
	3/17/10	69,000	-	$1.95	3/17/20
	10/27/10	42,020	-	$2.40	10/27/20
	2/3/11	51,434	1	$2.50	2/3/21
	6/17/11	23,887	3,413	$2.65	6/17/21
	3/27/12	72,243	32,838	$2.70	3/27/22
	5/1/13	15,551	23,719	$-	N/A	10,925
	2/10/14	-	-	$-	N/A	42,375
Curt Sacks (1)	6/17/11	281,875	-	$2.65	6/17/21
Senior Vice President and Chief Financial Officer	3/27/12	130,176	-	$2.70	3/27/22

(1)	Curt Sacks, our former Chief Financial Officer, resigned from the company as of November 17, 2014.

Grant Date	Vesting Schedule for Dr. Katz

2/7/14	The grant of 90,000 restricted stock units with one fourth of the the total award vesting on the following dates - 5/1/2014, 8/1/2014, 11/1/2014 and 2/1/2015.

2/7/14
The grant of 314,000 restricted stock units will vest as to 25% of the underlying award on 2/1/15, and one twelfth of the remaining award vesting on May 1, August 1, November 1 and February 1 over the next twelve quarters thereafter, with the last vesting date occurring on Feb. 1, 2018.

8/1/13
The grant of 354,832 restricted stock units vested with one seventh of the total award on 11/1/2013, and the remaining restricted stock units will vest on the following dates 2/1/2014, 5/1/2014, 8/1/2014, 11/1/2014, 2/1/2015, and 5/1/2015.

8/1/13
The grant of 128,800 restricted stock units will vest as to 25% of the underlying award on 5/1/2014, and one twelfth of the remaining award vesting on August 1, November 1, February 1 and May 1 over the next twelve quarters thereafter, with the last vesting date occurring on May 1, 2017.

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

Grant Date	Vesting Schedule for Mr. Betti-Berutto

2/7/14	The grant of 22,500 restricted stock units with one fourth of the the total award vesting on the following dates - 5/1/2014, 8/1/2014, 11/1/2014 and 2/1/2015.

2/7/14
The grant of 76,000 restricted stock units will vest as to 25% of the underlying award on 2/1/15, and one twelfth of the remaining award vesting on May 1, August 1, November 1 and February 1 over the next twelve quarters thereafter, with the last vesting date occurring on Feb. 1, 2018.

8/1/13
The grant of 94,424 restricted stock units vested with one seventh of the total award on 11/1/2013, and the remaining restricted stock units will vest on the following dates 2/1/2014, 5/1/2014, 8/1/2014, 11/1/2014, 2/1/2015, and 5/1/2015.

8/1/13
The grant of 48,300 restricted stock units will vest as to 25% of the underlying award on 5/1/2014, and one twelfth of the remaining award vesting on August 1, November 1, February 1 and May 1 over the next twelve quarters thereafter, with the last vesting date occurring on May 1, 2017.

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

Grant Date	Vesting Schedule for Ms. Raluca Dinu

2/10/14	The grant of 40,000 restricted stock units with one fourth of the the total award vesting on the following dates - 5/1/2014, 8/1/2014, 11/1/2014 and 2/1/2015.

2/10/14
The grant of 9,500 restricted stock units will vest as to 25% of the underlying award on 2/1/15, and one twelfth of the remaining award vesting on May 1, August 1, November 1 and February 1 over the next twelve quarters thereafter, with the last vesting date occurring on Feb. 1, 2018.

5/1/13	The grant of 43,721 restricted stock units vested as to 25% of the underlying award on the following dates 5/10/2012, 8/10/2012, 11/09/2012, and 3/1/2013.

5/1/13	The grant of 39,270 stock options vested as to 25% of the underlying award on the first anniversary of the grant date and as to 1/36 of the underlying award every month thereafter for three years.

5/3/12	The grant of 7,657 restricted stock units vested as to 25% of the underlying award on the following dates 5/10/2012, 8/10/2012, 11/09/2012, and 3/1/2013.

3/27/12	The grant of 17,283 restricted stock units vested as to 25% of the underlying award on the following dates 5/10/2012, 8/10/2012, 11/09/2012, and 3/1/2013.

3/27/12	The grant of 105,081 stock options vested as to 25% of the underlying award on the first anniversary of the grant date and as to 1/36 of the underlying award every month thereafter for three years.

6/17/11	The grant of 27,300 stock options vested as to 25% of the underlying award on the first anniversary of the grant date and as to 1/36 of the underlying award every month thereafter for three years.

2/3/11	The grant of 51,435 stock options vested as to 25% of the underlying award on the first anniversary of the grant date and as to 1/36 of the underlying award every month thereafter for three years.

10/27/10	Grant of 42,020 stock options.

3/17/10	Grant of 100,000 stock options.

11/9/09	The grant of 6,962 stock options vested as to 25% of the underlying award on the first anniversary of the grant date and as to 1/36 of the underlying award every month thereafter for three years.

3/19/09	The grant of 6,598 stock options vested as to 25% of the underlying award on the first anniversary of the grant date and as to 1/36 of the underlying award every month thereafter for three years.

12/17/08	Grant of 39,733 stock options vests as to 25% of the underlying award on the one year anniversary of the grant date and as to 1/36 of the underlying award every month thereafter for three years.

3/4/08	Grant of 9,375 stock options vests as to 25% of the underlying award on the one year anniversary of the grant date and as to 1/36 of the underlying award every month thereafter for three years.

3/17/07	The grant of 7,499 stock options vested as to 25% of the underlying award on the first anniversary of the grant date and as to 1/36 of the underlying award every month thereafter for three years.

4/13/06	The grant of 5,000 stock options vested as to 25% of the underlying award on the first anniversary of the grant date and as to 1/36 of the underlying award every month thereafter for three years.

3/23/05	The grant of 2,000 stock options vested as to 25% of the underlying award on the first anniversary of the grant date and as to 1/36 of the underlying award every month thereafter for three years.

Grant Date	Vesting Schedule for Mr. Sacks

2/7/14
The grant of 22,500 restricted stock units with one fourth of the the total award vesting on the following dates - 5/1/2014, 8/1/2014, 11/1/2014 and 2/1/2015.   Pursuant to Mr. Sacks separation agreement, 5,625 restricted stock units were accelerated.

2/7/14
The grant of 70,000 restricted stock units will vest as to 25% of the underlying award on 2/1/15, and one twelfth of the remaining award vesting on May 1, August 1, November 1 and February 1 over the next twelve quarters thereafter, with the last vesting date occurring on May 1, 2018.  Pursuant to Mr. Sacks separation agreement, 17,500 restricted stock units were accelerated.

8/1/13
The grant of 87,614 restricted stock units vested with one seventh of the total award on 11/1/2013, and the remaining restricted stock units will vest on the following dates 2/1/2014, 5/1/2014, 8/1/2014, 11/1/2014, 2/1/2015, and 5/1/2015.    Pursuant to Mr. Sacks separation agreement, 25,029 restricted stock units were accelerated.

8/1/13
The grant of 48,300 restricted stock units will vest as to 25% of the underlying award on 5/1/2014, and one twelfth of the remaining award vesting on August 1, November 1, February 1 and May 1 over the next twelve quarters thereafter, with the last vesting date occurring on May 1, 2017.    Pursuant to Mr. Sacks separation agreement, 30,188 restricted stock units were accelerated.

5/3/12	The grant of 11,025 restricted stock units vested as to 25% of the underlying award on the following dates 5/10/2012, 8/10/2012, 11/09/2012, and 3/1/2013.

3/27/12
The grant of 201,563 stock options vested as to 25% of the underlying award on the first anniversary of the grant date and as to 1/36 of the underlying award every month thereafter for three years.  As of the separation date, the vesting of the stock options ceased.

3/27/12
The grant of 39,457 restricted stock units vested as to 25% of the underlying award on the following dates 5/10/2012, 8/10/2012, 11/09/2012, and 3/1/2013.  As of the separation date, Mr. Sacks the vesting of the stock options ceased.

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

On December 17, 2014, the Compensation Committee, approved an amendment and restatement to the Employment Agreement of Dr. Katz, our Chief Executive Officer, which otherwise would have expired on December 31, 2014 (the “Amended Employment Agreement”). Under the Amended Employment Agreement, Dr. Katz will receive a base salary of $438,000 per year commencing in 2015, which is an increase from Dr. Katz’s base salary of $409,500 per year which Dr. Katz was receiving since restoration of that amount in 2013. This increase represents the standard industry annual increase of 4% and in addition, an amount of $12,000 in lieu of the annual life insurance policy amount that was authorized as part of the prior Employment Agreement, and which under the terms of the Amended Employment Agreement is no longer being purchased or paid for by the Company. Like the prior Employment Agreement, Dr. Katz would be entitled to receive a pro-rated annual bonus plus an amount equal to three years of his then existing annual base salary and three years of his average bonus for the prior two fiscal years, which includes both any annual bonus and any special achievement bonus paid in the prior two fiscal years. In addition, the Amended Employment Agreement similarly provides that Dr. Katz would be entitled to receive such compensation if his employment with the Company is terminated without “cause” or he resigns for “good reason” (as those terms are defined in the Amended Employment Agreement) in the absence of a change of control transaction.

On December 17, 2014, the Compensation Committee approved, and the Company entered into, a Second Amended and Restated Employment Agreement (the “Dinu Employment Agreement”) to amend and restate the Amended and Restated Employment Agreement dated as of March 27, 2012. Under the Dinu Employment Agreement with Dr. Raluca Dinu, the Company’s Senior Vice President of Global Sales and Marketing. Dr. Dinu will receive a base salary of $280,000 per year commencing in calendar year 2015, which is subject to annual review by the Compensation Committee. Ms. Dinu is eligible to receive an annual performance bonus under such executive incentive plan as is applicable to executives of the Company generally, with target bonus and performance metrics to be determined by the Board or the Compensation Committee. The Dinu Employment Agreement provides that Dr. Dinu would be entitled to receive compensation if her employment with the Company is terminated without “cause” or she resigns for “good reason” (as those terms are defined in the Dinu Employment Agreement) in the absence of a change of control transaction. In such event, the amount shall be equal to a pro-rated performance bonus plus an amount equal to six months of her then existing annual base salary, and 50% of Dr. Dinu’s outstanding unvested equity awards shall vest and, if the awards require exercise, be exercisable for a period of three (3) months following termination of employment, and 50% of the remaining undelivered shares shall be delivered for such awards that are of stock units, including RSUs.  The Dinu Employment Agreement also provides that if in connection with a change of control transaction Dr. Dinu’s employment with the Company is terminated without “cause” or she resigns for “good reason”, then in addition to the compensation described above, all outstanding unvested equity awards shall vest, and, if the awards require exercise, be exercisable for a period of three (3) months following termination of employment, and all of the remaining undelivered shares shall be delivered for such awards that are of stock units, including RSUs.

On November 17, 2014, Senior Vice President and Chief Financial Officer Curt Sacks tendered his resignation to pursue other interests, pursuant to which the Compensation Committee approved the entry into by the Company with Mr. Sacks of a mutually acceptable separation agreement (the “Separation Agreement”), dated as of the same date. The Company agreed to pay Mr. Sacks the equivalent of $254,100, reflecting his annual base salary, in a lump sum. Additionally, the Company agreed to accelerate vesting on 78,343 unvested restricted stock units that represent the accumulation of four separate grants previously granted to Mr. Sacks by the Company. Additionally, the Company agreed to pay Mr. Sacks 12 months of COBRA coverage payments of the Company’s employer portion of premiums.

On March 27, 2012 and August 10, 2012 the Board of Directors, upon recommendation of the Compensation Committee, approved an amendment to the Employment Agreement of Mr. Betti-Berutto, our Chief Technical Officer. The agreement establishes his annual salary, bonuses and eligibility for health benefits, among other provisions and clarify the severance which either is entitled to receive in the event that his employment with the Company is terminated without “cause” or either resigns for “good reason” (as those terms are defined in his Employment Agreement). Mr. Betti-Berutto would be entitled to receive a pro-rated annual bonus plus severance in installments over a six month period, in an amount of up to six months of their respective annual base salary then in effect and a lump sum payment equal to six months of their respective annual base salary following the initial six month period plus the vesting of all outstanding, unvested awards. In the event that such termination occurs within twelve months following a Change of Control (as such term is defined in his respective Employment Agreement), then Mr. Betti-Berutto will be entitled to a pro-rated annual bonus plus lump sum severance amount equal to one year worth of their respective annual base salary plus average annual bonuses, the vesting of all outstanding, unvested awards and a potential tax equalization payment or gross-up payment which would place him in the same after-tax position as if any excise tax penalty did not apply.

The GigOptix, Inc. 2008 Equity Incentive Plan contains certain provisions for change in control transactions. In the event of a Covered Transaction (as defined in the plan), the outstanding awards must either be assumed or substituted by the successor company or will be fully accelerated prior to the closing of the Covered Transaction.

Director Compensation

The following table sets forth the compensation earned for services performed for us as a director by each member of our Board of Directors, other than any directors who are also our named executive officers, during the fiscal year ended December 31, 2014.

	2014 Director Compensation Table

	Fees Earned or Paid in Cash	Restricted Stock Units	Total
Name
Frank Schneider	$21,000	$73,066	$94,066
John J. Mikulsky	$18,000	$60,980	$78,980
Joseph J. Lazzara	$18,000	$60,980	$78,980
Kimberly D.C. Trapp	$18,000	$60,980	$78,980
Neil J. Miotto	$21,000	$73,066	$94,066

As of December 31, 2014, each current director, other than directors who are also our named executive officers, held the following outstanding options and restricted stock unit awards:

Name	Aggregate Number of Shares Underlying Stock Options (#)	Aggregate Number of Shares Underlying Restricted Stock Units (#)
Frank Schneider	167,500	42,576
John J. Mikulsky	65,000	37,094
Joseph J. Lazzara	65,000	37,094
Kimberly D.C. Trapp	188,776	37,094
Neil J. Miotto	216,100	42,576

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our common stock as of February 27, 2015 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our named executive officers and directors; and

•	all of our current executive officers and current directors, as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.   Applicable percentages are based on 32,588,685 shares of our common stock outstanding as of February 27, 2015, adjusted as required by such rules.  As provided by such rules, shares of our common stock issuable pursuant to options to purchase or other rights to acquire shares of common stock that are exercisable within 60 days of February 27, 2015 are deemed to be both beneficially owned by the person holding such options and outstanding for the purpose of computing ownership of such person, but are not treated as outstanding for the purpose of computing the ownership of any other person.  Except as indicated by footnote, to our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.  The information contained in the following table is not necessarily indicative of beneficial ownership for any other purpose and the inclusion of any shares in the table does not constitute an admission of beneficial ownership of those shares.

	Beneficial Ownership of Our Common Stock as of February 27, 2015 Common Stock (1)
5% Stockholders	Shares	Percent of Class
Diker Management, LLC (2)	2,870,229	8.6%
Laurence W. Lytton (3)	1,704,180	5.1%
PENN Capital Management (4)	1,674,468	5.0%
Name Executive Officers and Directors
Dr. Avi Katz (5) (6)	3,219,188	8.9%
Andrea Betti-Berutto (5)	1,106,936	3.2%
Curt Sacks (9)	192,942	*
Darren Ma	-	*
Raluca Dinu (5)	388,730	1.2%
Neil J. Miotto (4)	333,140	1.0%
Kimberly D.C. Trapp (5)	252,061	*
Frank Schneider (5) (7)	262,033	*
John J. Mikulsky (5)	231,912	*
Joseph J. Lazzara (5) (8)	151,950	*
All current directors and executive officers; 9 persons	5,945,950	15.6%

*	Represents less than 1% of our outstanding common stock.
(1)	Unless otherwise indicated, each person’s address is c/o GigOptix, Inc., 130 Baytech Drive, San Jose, California 95134.
(2)	The information as to Diker Management, LLC. is derived from a Schedule 13G filed with the SEC on February 17, 2015. The principal business address is 730 Fifth Avenue, 15th Floor, New York, NY 10019.
(3)	The information as to Laurence W. Lytton is derived from a Schedule 13G filed with the SEC on February 6, 2015. The principal business address is 467 CPW, New York, NY 10025.
(4)	The information as to PENN Capital Management is derived from a Schedule 13G filed with the SEC on February 12, 2015. The principal business address is Navy Yard Corporate Center, Three Crescent Drive, Suite 400, Philadelphia, PA 19112.
(5)	Includes options to purchase shares of common stock exercisable within 60 days of February 27, 2015 as follows: 2,853,366 for Dr. Katz, 1,031,078 for Mr. Betti-Berutto, 365,610 for Ms. Dinu, 208,491 for Mr. Miotto, 182,357 for Ms. Trapp; 160,104 for Mr. Schneider, 57,603 for Mr. Mikulsky, and 57,603 for Mr. Lazzara.
(6)	Dr. Katz exceeded 5% beneficial ownership of our common stock on August 18, 2011, as initially reported in his Schedule 13D filed on August 19, 2011, as most recently amended in his Schedule 13D/A Amendment No. 7 filed on December 23, 2014
(7)	Includes 12,542 shares held in the Schneider Family Trust.
(8)	Includes 15,743 shares held in the Lazzara Family Trust.
(9)	Although Curt Sacks is a named executive officer for the fiscal year of 2014, he tendered his resignation effective on November 17, 2014.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

The Board of Directors has determined that Mr. Lazzara, Mr. Mikulsky, Mr. Miotto, Mr. Schneider, and Ms. Trapp are “independent” directors.

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

The following table sets forth the aggregate fees billed or to be billed by Burr Pilger Mayer, Inc. for auditing and other services provided to GigOptix for the fiscal year 2014 and 2013.

	Burr Pilger Mayer, Inc.
	2014	2013
Audit Fees (1)	$279,646	$239,880
Audit-Related Fees (2)	$13,220	$14,428
Tax Fees (3)	$-	$-

(1)	Audit fees include fees for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in our Forms 10-Q and other services normally provided by accountants in connection with statutory and regulatory filings or engagements for those fiscal years.
(2)	Audit-related fees include fees for professional services rendered by Burr Pilger Mayer, Inc. related to the audit of the GigOptix 401(k) Plan.
(3)	Fees for tax services relate to tax return preparation and other compliance services.

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

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee pre-approves all audit services and all permitted non-audit services by the independent registered public accounting firm. The Audit Committee evaluates whether our use of the independent registered public accounting firm for permitted non-audit services is compatible with maintaining the independence of the independent registered public accounting firm. The Audit Committee’s policies prohibit us from engaging the independent registered public accounting firm to provide any services relating to bookkeeping or other services related to accounting records or financial statements, financial information systems design and implementation, appraisal or valuation services, fairness opinions or contribution-in-kind reports, actuarial services, or internal audit outsourcing services unless it is reasonable to conclude that the results of these services will not be subject to audit procedures. The Audit Committee’s policies prohibit us from engaging the independent registered public accounting firm to provide any services relating to any management function, expert services not related to the audit, legal services, broker-dealer, investment adviser, or investment banking services or human resource consulting. The Audit Committee approved in advance all fees for services provided by our independent registered public accounting firm, Burr Pilger Mayer, Inc., for the year ended December 31, 2014 and 2013 and has concluded that the provision of these services is compatible with the accountants’ independence.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a) Documents filed as part of the report

(1) Financial Statements

Consolidated Balance Sheets – December 31, 2014 and 2013

Consolidated Statement of Operations – Years Ended December 31, 2014 and 2013

Consolidated Statements of Comprehensive Loss – Years Ended December 31, 2014 and  2013

Consolidated Statements of Stockholders’ Equity– Years Ended December 31, 2014 and 2013

Consolidated Statements of Cash Flows for the Years Ended December 31, 2014 and 2013

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
Dr. Avi S. Katz, Chief Executive Officer and Chairman of the Board

Date: March 17, 2015

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Dr. Avishay S. Katz, as his true and lawful attorney-in-fact and agent, with power to act with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorney and agent may deem necessary or desirable to enable the registrant to comply with the U.S. Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission thereunder in connection with the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “Annual Report”), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his capacity as a director or officer of the registrant, to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorney and agent shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/S/ DR. AVI S. KATZ	Chief Executive Officer and Chairman of the Board	March 17, 2015
Dr. Avi S. Katz	(Principal Executive Officer)

/S/ DARREN MA	Vice President and Chief Financial Officer	March 17, 2015
Darren Ma	(Principal Financial Officer and Principal Accounting Officer)

/S/ JOSEPH J. LAZZARA	Director	March 17, 2015
Joseph J. Lazzara

/S/ JOHN J. MIKULSKY	Director	March 17, 2015
John J. Mikulsky

/S/ NEIL J. MIOTTO	Director	March 17, 2015
Neil J. Miotto

/S/ FRANK SCHNEIDER	Director	March 17, 2015
Frank Schneider

/S/ KIMBERLY D.C. TRAPP	Director	March 17, 2015
Kimberly D.C. Trapp

EXHIBIT INDEX

Exhibit Number	Description

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

3.2	Amended and Restated Bylaws of the Registrant. Filed previously with the Registrant’s Current Report on Form 8-K filed on August 5, 2013.

3.3	Certificate of Designation of Series A Junior Preferred Stock. Filed previously with the Registrant’s Registration Statement on Form 8-A filed on December 2011, SEC File No. 000-54572.

3.4
Amended and Restated Certificate of Designation of Series A Junior Preferred Stock.  Filed previously with the Registrant’s Registration Statement on Form 8-A/A Amendment No. 1 filed on December 19, 2014, SEC File No.  000-54572.

3.5
Form of Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Registrant. Filed as Appendix A to the Registrant’s Proxy Statement on Schedule 14-A filed on October 3, 2014 (File No. 001-35520).

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

4.5
Rights Agreement, dated as of December 16, 2011, between GigOptix, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent, including the Summary of Rights as Exhibit A, the Form of Rights Certificate as Exhibit B and the Certificate of Designation of Series A Junior Preferred Stock as Exhibit C.  Filed previously with the Registrant’s Registration Statement on Form 8-A filed on December 2011, SEC File No.  000-54572.

4.6
Amended and Restated Rights Agreement, dated as of December 16, 2014, between GigOptix, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent, including the Summary of Rights as Exhibit A, the Form of Rights Certificate as Exhibit B and the Amended and Restated Certificate of Designation of Series A Junior Preferred Stock as Exhibit C.  Filed previously with the Registrant’s Registration Statement on Form 8-A/A Amendment No. 1 filed on December 19, 2014, SEC File No.  000-54572.

10.1	2000 Stock Option Plan of Lumera Corporation. Filed previously with Amendment No. 1 to Lumera Corporation’s Registration Statement on Form S-1 filed on June 24, 2004.

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

10.6	First Amendment dated as of January 26, 2009 by and between EOP-Embarcadero Place, L.L.C. and the Company. Filed previously with Registrant’s Current Report on Form 8-K filed on January 21, 2008.

10.7
License Agreement dated August 31, 2007 by and between Digimimic S.r.l. and GigOptix LLC. Filed previously with the Registrant’s Registration Statement on Form S-4 filed on September 8, 2008, SEC File No. 333-153362.

10.8	Amendment to 2000 Stock Option Plan of Lumera Corporation. Filed previously with Amendment No. 1 to Lumera Corporation’s Registration Statement on Form S-1 filed on June 24, 2004.

10.9
Modulators Incorporating Polymers with Exceptionally High Electro-Optic Coefficients Development Agreement with the Defense Advanced Research Projects Agency dated June 30, 2006. Filed previously with Lumera Corporation’s Quarterly Report for the quarter ended June 30, 2006.

10.10	Form of Employment Agreement to be entered into between the Company and its executive officers. Filed previously with the Registrant’s 8-K filed on February 11, 2009.

10.11	Form of Incentive Stock Option Award Agreement. Filed previously with the Registrant’s Current Report on Form 8-K filed on March 17, 2009.

10.12	Form of Nonstatutory Stock Option Award Agreement. Filed previously with the Registrant’s Current Report on Form 8-K filed on March 17, 2009.

10.13	Third Amendment to Schnitzer North Creek Lease Agreement dated as of September 30, 2009. Filed previously with the Registrant’s Current Report on Form 8-K filed on October 5, 2009.

10.14
Second Amendment to Lease Agreement, dated as of December 9, 2009, by and between GigOptix, Inc. and EOP-Embarcadero Place, L.L.C. Filed previously with the Registrant’s Current Report on Form 8-K filed on December 15, 2009.

10.15
Office Lease Agreement dated December 9, 2009 by and between GigOptix, Inc. and EOP-Embarcadero Place, L.L.P for headquarters located in Palo Alto, CA.  Filed previously with the Registrant’s Current Report on Form 8-K filed on December 15, 2009.

10.16
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

10.17
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

10.18
Settlement Agreement and Release, dated April 8, 2011 between Conrad Myers as Liquidating Trustee of the DBSI Liquidating Trust, James R. Zazzali as Trustee of the DBSI Estate Litigation Trust, GigOptix, Inc., GigOptix LLC and Joerg Wieland.  Filed previously with the Registrant’s Current Report on Form 8-K filed on April 8, 2011.

10.19
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

10.20	Form of Indemnification Agreement. Filed previously with the Registrant’s Current Report on Form 8-K filed on June 21, 2011.

10.21	Agreement between Mr. Judson and GigOptix, Inc., dated as of November 21, 2011. Filed previously with the Registrant’s Current Report on Form 8-K filed on November 28, 2011.

10.22	Form of Amendment of Award for Directors, dated as of March 27, 2012. Filed previously with the Registrant’s Current Report on Form 8-K filed March 28, 2012.

10.23	Form of Restricted Stock Unite Notice of Grant and Agreement. Filed previously with the Registrant’s Current Report on Form 8-K filed March 28, 2012.

10.24
Amended and Restated Employment Agreement by and between GigOptix, Inc. and Curt P. Sacks, dated as of August 10, 2012.  Filed previously with the Registrant’s Current Report on Form 8-K filed August 15, 2012.

10.25
Amended and Restated Employment Agreement by and between GigOptix, Inc. and Andrea Betti-Berutto, dated as of August 10, 2012.  Filed previously with the Registrant’s Current Report on Form 8-K filed August 15, 2012.

10.26
Second Amended and Restated Loan and Security Agreement dated March 25, 2013, between GigOptix, Inc., ChipX, Incorporated, Endwave Corporation and Silicon Valley Bank.  Filed previously with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013, filed May 14, 2013.

10.27
First Amendment to the Articles of Association of BrPhotonics Produtos Optoeletrônicos LTDA. Filed previously with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2014, filed May 9, 2014.

10.28
Joint Venture and Quotaholders Agreement dated February 10, 2014, by and among GigOptix, Inc., Fundação CPqD – Centro De Pesquisa e Desenvolvimento em Telecomunicações (CPqD), and BrPhotonics Produtos Optoeletrônicos LTDA. Filed previously with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2014, filed May 9, 2014.

10.29	Employment Agreement dated as of December 17, 2014, by and between GigOptix, Inc. and Darren Ma. Filed previously with the Registrant’s Current Report on Form 8-K filed December 23, 2014.

10.30
Third Amended and Restated Employment Agreement dated as of December 17, 2014, by and between GigOptix, Inc. and Dr. Avi Katz. Filed previously with the Registrant’s Current Report on Form 8-K filed December 23, 2014.

10.31*	Separation Agreement dated as of November 17, 2014, by and between GigOptix, Inc. and Curt Sacks, filed herewith.

10.32*	Second Amended and Restated Employment Agreement dated as of December 17, 2014, by and between GigOptix, Inc, and Raluca Dinu, filed herewith.

10.33*
Lease Agreement, dated April 17, 2007, by and between Keith C. Estes & Traci A. Estes, The Estes Family Trust and Tahoe RF Semiconductor, Inc. for facilities located at 12834 Earhart Avenue, Auburn, Washington, filed herewith.

10.34*
Amendment to Lease Agreement dated November 14, 2012, by and between Keith C. Estes & Traci A. Estes, The Estes Family Trust and Tahoe RF Semiconductor, Inc. for facilities located at 12834 Earhart Avenue, Auburn, Washington, filed herewith.

10.35*	Transfer of Lease Agreement, dated April 17, 2007, and Amendment to Lease Agreement, November 14, 2012 by and between Keith C. Estes & Traci A. Estes, The Estes Family Trust and Tahoe RF Semiconductor to GigOptix, Inc. for facilities located at 12834 Earhart Avenue, Auburn, Washington, filed herewith.

21*	Subsidiaries of the registrant.

23.1*	Consent of Burr Pilger Mayer, Inc. Independent Registered Public Accounting Firm.

24.1*	Powers of Attorney (included on the signature pages hereto)

31.1*	Chief Executive Officer certification pursuant to Rule 13a-14(a)/15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer certification pursuant to Rule 13a-14(a)/15d-14a of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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