Form 10-Q
period 2015-03-29
GigOptix, Inc.
filed 2015-05-07
CIK 1432150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2015

or

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

The number of shares of Common Stock outstanding as of April 24, 2015, the most recent practicable date prior to the filing of this Quarterly Report on Form 10-Q, was 32,617,947 shares.

PART I
FINANCIAL INFORMATION
GIGOPTIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 29,	December 31,
	2015	2014
ASSETS	(Unaudited)	(1)
Current assets:
Cash and cash equivalents	$17,664	$18,438
Accounts receivable, net	8,254	7,955
Inventories	5,978	5,139
Prepaid and other current assets	738	433
Total current assets	32,634	31,965
Property and equipment, net	2,134	1,916
Intangible assets, net	2,171	2,394
Goodwill	10,395	10,306
Restricted cash	54	53
Other assets	123	116
Total assets	$47,511	$46,750

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,773	$2,731
Accrued compensation	1,269	730
Other current liabilities	2,784	2,902
Total current liabilities	6,826	6,363
Pension liabilities	335	326
Other long term liabilities	634	556
Total liabilities	7,795	7,245
Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of March 29, 2015 and December 31, 2014, respectively	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 33,318,633 and 33,112,086 shares issued and outstanding as of March 29, 2015 and December 31, 2014, respectively	33	32
Additional paid-in capital	144,487	143,661
Treasury stock, at cost; 701,754 shares as of March 29, 2015 and December 31, 2014, respectively	(2,209)	(2,209)
Accumulated other comprehensive income	305	285
Accumulated deficit	(102,900)	(102,264)
Total stockholders’ equity	39,716	39,505
Total liabilities and stockholders’ equity	$47,511	$46,750

See accompanying Notes to Condensed Consolidated Financial Statements

(1)	The condensed consolidated balance sheet as of December 31, 2014 has been derived from the audited consolidated financial statements as of that date.

GIGOPTIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 29, 2015	March 30, 2014
Total revenue	9,060	7,386
Total cost of revenue	3,667	3,126
Gross profit	5,393	4,260
Operating expenses
Research and development expense	3,248	3,742
Selling, general and administrative expense	2,770	2,398
Loss from operations	(625)	(1,880)
Interest expense, net	(3)	(17)
Other income, net	1	10
Loss before provision for income taxes	(627)	(1,887)
Provision for income taxes	9	10
Net loss	$(636)	$(1,897)

Net loss per share—basic and diluted	$(0.02)	$(0.06)

Weighted average number of shares used in basic and diluted net loss per share calculations	32,525	31,435

See accompanying Notes to Condensed Consolidated Financial Statements

GIGOPTIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended
	March 29, 2015	March 30, 2014
Net loss	$(636)	$(1,897)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	20	(2)
Other comprehensive income (loss), net of tax	20	(2)
Comprehensive loss	$(616)	$(1,899)

See accompanying Notes to Condensed Consolidated Financial Statements

GIGOPTIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 29,	March 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(636)	$(1,897)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	890	917
Stock-based compensation	889	1,010
Change in fair value of warrants	(1)	2
Changes in operating assets and liabilities:
Accounts receivable	(299)	(1,044)
Inventories	(839)	(136)
Prepaid and other current assets	(557)	(25)
Other assets	(7)	25
Accounts payable	(168)	1,595
Accrued restructuring	-	(29)
Accrued compensation	539	(125)
Other current liabilities	(217)	(487)
Other long-term liabilities	79	(13)
Net cash used in operating activities	(327)	(207)
Cash flows from investing activities:
Purchases of property and equipment	(416)	(123)
Net cash used in investing activities	(416)	(123)
Cash flows from financing activities:
Proceeds from issuance of stock	28	10
Taxes paid related to net share settlement of equity awards	(90)	(103)
Repayment of capital lease	(1)	(89)
Net cash used in financing activities	(63)	(182)
Effect of exchange rates on cash and cash equivalents	32	-
Net decrease in cash and cash equivalents	(774)	(512)
Cash and cash equivalents at beginning of period	18,438	20,377
Cash and cash equivalents at end of period	$17,664	$19,865
Supplemental disclosure of cash flow information
Interest paid	$4	$17
Property and equipment acquired with accounts payable	$289	$406

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

The HSC product line offers a broad portfolio of high performance semiconductor devices and multi-chip-Modules (MCMs) aimed predominantly at the telecom, datacom and consumer-electronics optical communications and wireless markets, and includes, among others, (i) mixed signal radio frequency integrated circuits (“RFIC”) at 50 GHz and above; (ii) 10 to 400 gigabit per second (“Gbps”) laser and optical-modulator drivers, and trans-impedance amplifiers (“TIA”); (iii) power amplifiers and transceivers for microwave and millimeter monolithic microwave integrated circuit (“MMIC”) wireless applications at frequencies higher than 50 GHz; (iv) integrated systems in a package (“SIP”) solutions for both fiber-optic and wireless communication systems; and (v) radio frequency (“RF’) chips for various consumer applications such as global navigation satellite systems (“GNSS”).

The Industrial product line offers a wide range of digital and mixed-signal application specific integrated circuit (“ASIC”) solutions for various industrial applications used in the military, avionics, automotive, security and surveillance, medical and communications markets.

GigOptix, Inc., the successor to GigOptix LLC, was formed as a Delaware corporation in March 2008 in order to facilitate a combination between GigOptix LLC and Lumera Corporation (“Lumera”). Before the combination, GigOptix LLC acquired the assets of iTerra Communications LLC in July 2007 (“iTerra”) and Helix Semiconductors AG (“Helix”) in January 2008. On November 9, 2009, GigOptix acquired ChipX, Incorporated (“ChipX”). On June 17, 2011, GigOptix acquired Endwave Corporation (“Endwave”). As a result of the acquisitions, Helix, Lumera, ChipX and Endwave all became wholly owned subsidiaries of GigOptix.  In March 2013, the Company established a German subsidiary, GigOptix GmbH; however it is currently in the process of being dissolved.

In February 2014, together with Fundação CPqD – Centro De Pesquisa e Desenvolvimento em Telecomunicações (“CPqD”), the Company formed a new joint venture of which the Company owns 49% and CPqD owns 51%, BrPhotonics Produtos Optoeletrônicos LTDA. (“BrP”), based in Campinas, Brazil, which will be a provider of advanced high-speed devices for optical communications and integrated transceiver components that enable information streaming over fiber-optics communication networks. This joint venture is also engaged in research and development of Silicon-Photonics (“SiPh”) advanced electro-optical products. During the second quarter of 2014, the Company transferred all of its inventory and assets related to the Thin Film Polymer on Silicon (“TFPSTM”) platform and the production line equipment for use by BrP (see also Note 7).

In June 2014, the Company signed a definitive agreement to acquire, for cash only by way of assuming specified liabilities, substantially all of the assets of Tahoe RF Semiconductor, Inc. (“Tahoe RF”), a provider of RF and analog RFICs, intellectual property, and fully integrated systems and subsystems on a chip. That acquisition closed on June 30, 2014, which was the first day of the Company’s third quarter of fiscal 2014.

 Basis of Presentation

The Company’s fiscal year ends on December 31. For quarterly reporting, the Company employs a five-week, four-week, four-week, reporting period. The first quarter of 2015 ended on Sunday, March 29, 2015. The first quarter of 2014 ended on Sunday, March 30, 2014. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements as of March 29, 2015 and for the three months ended March 29, 2015 and March 30, 2014, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. The statements include the accounts of the Company and all of its subsidiaries and they do not include all of the information and footnotes required by such accounting principles for annual financial statements. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of March 29, 2015, and the results of operations and cash flows for the three months ended March 29, 2015 and March 30, 2014. The condensed consolidated results of operations for the three months ended March 29, 2015 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2015. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the 2014 Form 10-K.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported periods. These judgments can be subjective and complex, and consequently, actual results could differ materially from those estimates and assumptions. Descriptions of these estimates and assumptions are included in the 2014 Form 10-K and the Company encourages you to read its 2014 Form 10-K for more information about such estimates and assumptions.

NOTE 2—BALANCE SHEET COMPONENTS

Accounts receivable, net consisted of the following (in thousands):

	March 29,	December 31,
	2015	2014
Accounts receivable	$8,298	$8,003
Allowance for doubtful accounts	(44)	(48)
	$8,254	$7,955

Property and equipment, net consisted of the following (in thousands, except depreciable life):

	Life	March 29,	December 31,
	(In years)	2015	2014
Network and laboratory equipment	3 – 5	$11,937	$11,252
Computer software and equipment	2 – 3	3,918	3,877
Furniture and fixtures	3 – 7	165	165
Office equipment	3 – 5	135	131
Leasehold improvements	1 – 5	279	276
		16,434	15,701
Accumulated depreciation and amortization		(14,300)	(13,785)
Property and equipment, net		$2,134	$1,916

For the three months ended March 29, 2015 and March 30, 2014, depreciation expense related to property and equipment was $415,000 and $543,000, respectively.

In addition to the property and equipment above, the Company has prepaid licenses. For the three months ended March 29, 2015 and March 30, 2014, amortization related to these prepaid licenses was $252,000 and $151,000, respectively.

 Inventories consisted of the following (in thousands):

	March 29,	December 31,
	2015	2014
Raw materials	$2,484	$1,676
Work in process	1,528	1,421
Finished goods	1,966	2,042
	$5,978	$5,139

Accrued and other current liabilities consisted of the following (in thousands):

	March 29,	December 31,
	2015	2014

Amounts billed to the U.S. government in excess of approved rates	$191	$191
Warranty liability	369	334
Customer deposits	258	599
Capital lease obligations, current portion	3	3
Sales return reserve	552	412
Deferred revenue	337	327
Other	1,074	1,036
	$2,784	$2,902

The Company generally offers a one-year warranty on its products. The Company records a liability based on estimates of the costs that may be incurred under its warranty obligations and charges to the cost of product revenue the amount of such costs at the time revenues are recognized. The warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. The estimates of anticipated rates of warranty claims and costs per claim are primarily based on historical information and future forecasts.

Changes in the Company’s product warranty liability during the three months ended March 29, 2015 and March 30, 2014 are as follows (in thousands):

	Three months ended
	March 29, 2015	March 30, 2014
Beginning balance	$334	$330
Warranties accrued	158	112
Warranties settled or reversed	(123)	(127)
Ending balance	$369	$315

NOTE 3—FAIR VALUE

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 29, 2015 and December 31, 2014 (in thousands):

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 29, 2015:
Assets:
Cash equivalents:
Money market funds	$12,361	$12,361	$-	$-
	$12,361	$12,361	$-	$-
Current liabilities:
Liability warrants	$7	$-	$-	$7

December 31, 2014:
Assets:
Cash equivalents:
Money market funds	$12,360	$12,360	$-	$-
	$12,360	$12,360	$-	$-
Current liabilities:
Liability warrants	$8	$-	$-	$8

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

For the three months ended March 29, 2015, the Company did not have any significant transfers between Level 1, Level 2 and Level 3.

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

The fair value of the warrants was estimated using the following assumptions:

	As of March 29, 2015	As of December 31, 2014
Stock price	$1.19	$1.20
Exercise price	$2.51	$2.51
Expected life	2.31 years	2.55 years
Risk-free interest rate	0.60%	1.10%
Volatility	69%	69%
Fair value per share	$0.24	$0.27

The following table summarizes the warrants subject to liability accounting as of March 29, 2015 and December 31, 2014 (in thousands, except share and per share amounts) (see also Note 6):

								Three Months Ended March 29, 2015		Three Months Ended March 30, 2014
Holder	Original Warrants	Adjusted Warrants	Grant Date	Expiration Date	Price per Share	Fair Value March 29, 2015	Fair Value December 31, 2014	Exercise of Warrants	Change in Fair Value	Exercise of Warrants	Change in Fair Value	Related Agreement
Bridge Bank	20,000	29,115	4/7/2010	7/7/2017	$2.51	$7	$8	-	$(1)	-	$2	Credit Agreement

The change in the fair value of the Level 3 liability warrants during the three months ended March 29, 2015 is as follows (in thousands):

Fair value as of December 31, 2014	$8
Exercise of warrants	-
Change in fair value	(1)
Fair value as of March 29, 2015	$7

The warrant liability is included in other current liabilities in the condensed consolidated balance sheets.

NOTE 4—INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of the following (in thousands):

	March 29, 2015			December 31, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$3,277	$(2,224)	$1,053	$3,277	$(2,119)	$1,158
Existing technology	3,783	(2,982)	801	3,783	(2,881)	902
Order backlog	732	(732)	-	732	(732)	-
Patents	457	(404)	53	457	(402)	55
Trade name	659	(395)	264	659	(380)	279
Total	$8,908	$(6,737)	$2,171	$8,908	$(6,514)	$2,394

For the three months ended March 29, 2015 and March 30, 2014, amortization of intangible assets was as follows (in thousands):

	Three Months Ended
	March 29, 2015	March 30, 2014
Cost of revenue	$103	$103
Selling, general and administrative expense	120	120
	$223	$223

Estimated future amortization expense related to intangible assets as of March 29, 2015 is as follows (in thousands):

Years ending December 31,
2015	$670
2016	869
2017	487
2018	63
2019	54
Thereafter	28
Total	$2,171

As of March 29, 2015, the Company had $10.4 million of goodwill in connection with the acquisitions of ChipX, Endwave and Tahoe RF.  During the third quarter of 2014, the Company completed its acquisition of Tahoe RF which resulted in $446,000 of goodwill.  During 2014, the Company assumed approximately $446,000 of liabilities of Tahoe RF and added RF/analog RFIC technology to the Company’s product portfolio and approximately 10 employees, primarily High-Speed and High-Frequency SiGe RF engineers focused on high growth areas such as wireless – E-Band and V-Band and GPS technologies. The Company agreed to pay up to an additional $254,000 in TahoeRF expenses of which $20,000 had been accrued in other current liabilities on the Company’s condensed consolidated balance sheet as of December 31, 2014. During the first quarter of 2015, the Company assumed an additional $89,000 related to tax and legal expenses which resulted in an increase of Tahoe RF’s goodwill to $535,000.  As of March 29, 2015, the Company does not expect any additional changes to the purchase price. Since the final additional assumed grossed up liabilities were less than $254,000, the Company paid $128,000 in bonus payments in the first quarter of 2015 to former employees of Tahoe RF who were eligible as active employees of GigOptix on January 1, 2015, which was recorded as compensation expense.  In addition, beginning in July 2016 and continuing annually through July 2020, any former Tahoe RF employee who remains, at that time, as an active employee of the Company will be entitled to a pre-allocated percentage of an aggregate retention bonus of up to approximately $70,000 based on the remaining 8 employees. These payments will be recorded as compensation expense when incurred and are being accrued as they are earned.  As of March 29, 2015, approximately $95,000 is included in other long term liabilities.

The consolidated financial statements include the operating results of Tahoe RF from the date of acquisition. Pro forma results of operations for the Tahoe RF acquisition have not been presented because the effect of the acquisition was not material to the Company’s financial results.

NOTE 5—CREDIT FACILITIES

On March 25, 2013, the Company and its wholly owned subsidiaries, ChipX, Incorporated and Endwave Corporation (together with the Company, the “Borrowers”) previously entered into a second amended and restated loan and security agreement (“Loan Agreement”) with Silicon Valley Bank (“SVB”) to replace the amended and restated loan and security agreement entered on December 9, 2011. Pursuant to the Loan Agreement, the total aggregate amount that the Company is entitled to borrow from SVB has increased to $7.0 million, which is now split into two different credit facilities, comprised of (i) the existing Revolving Loan facility which was amended to provide that the Company is entitled to borrow from SVB up to $3.5 million, based on net eligible accounts receivable after an 80% advance rate and subject to limits based on the Company’s eligible accounts as determined by SVB and (ii) a new facility under which the Company is entitled to borrow from SVB up to $3.5 million without reference to accounts receivable under which the principal balance and accrued interest must be repaid within 3 business days after the date of any advance under the facility. In addition, the Loan Agreement eliminates the financial covenants contained in the previous loan agreement.

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

The terms of the Loan Agreement were set to expire on March 9, 2015. On March 9, 2015 SVB and the Borrowers entered into a First Amendment to the Second Restated Loan Agreement (the “First Amendment”) in order to extend the expiration date of the Loan Agreement by sixty (60) days to May 8, 2015. The Borrowers intend to use this period of time to negotiate the terms of a new loan and security agreement with SVB. Other than as set forth herein with regard to the First Amendment, the terms of the Second Restated Loan Agreement remain unchanged and in full force and effect.

The Company had no outstanding balance on its line of credit as of March 29, 2015.

NOTE 6—STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Common and Preferred Stock

In December 2008, the Company’s stockholders approved an amendment to the Certificate of Incorporation to authorize 50,000,000 shares of common stock of par value $0.001. In November 2014, the Company’s stockholders approved an amendment to the Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 50,000,000 shares to 100,000,000 shares of par value $0.001. In addition, the Company is authorized to issue 1,000,000 shares of preferred stock of $0.001 par value of which 750,000 shares have been designated Series A Junior Preferred Stock with powers, preferences and rights as set forth in the amended and restated certificate of designation dated December 15, 2014; the remainder of the shares of preferred stock are undesignated, for which the Board of Directors is authorized to fix the designation, powers, preferences and rights. As of March 29, 2015 and December 31, 2014, there were no shares of preferred stock issued or outstanding.

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

 2008 Equity Incentive Plan

In December 2008, the Company adopted the 2008 Equity Incentive Plan (the “2008 Plan”) for directors, employees, consultants and advisors to the Company or its affiliates. Under the 2008 Plan, 2,500,000 shares of common stock were reserved for issuance upon the completion of a merger with Lumera Corporation (“Lumera”) on December 9, 2008. On January 1 of each year, starting in 2009, the aggregate number of shares reserved for issuance under the 2008 Plan increase automatically by the lesser of (i) 5% of the number of shares of common stock outstanding as of the Company’s immediately preceding fiscal year, or (ii) a number of shares determined by the Board of Directors. The maximum number of shares of common stock to be granted is up to 21,000,000 shares. Forfeited options or awards generally become available for future awards.  As of December 31, 2014, the stockholders had approved 16,624,634 shares for future issuance. On January 1, 2015, there was an automatic increase of 1,655,604 shares. As of March 29, 2015, 12,290,653 options to purchase common stock and restricted stock units (“RSUs”) were outstanding and 2,902,824 shares are authorized for future issuance under the 2008 equity incentive plan.

Under the 2008 Plan, the exercise price of a stock option is at least 100% of the stock’s fair market value on the date of grant, and if an incentive stock option (“ISO”) is granted to a 10% stockholder at least 110% of the stock’s fair market value on the date of grant. Vesting periods for awards are recommended by the Chief Executive Officer and generally provide for stock options to vest over a four-year period, with a one year vesting cliff of 25%, and have a maximum life of ten years from the date of grant. The Company has also issued RSUs which generally vest over a three quarters to four year period.

2007 Equity Incentive Plan

In August 2007, GigOptix LLC adopted the GigOptix LLC Equity Incentive Plan (the "2007 Plan"). The 2007 Plan provided for grants of options to purchase membership units, membership awards and restricted membership units to employees, officers and non-employee directors, and upon the completion of the merger with Lumera were converted into grants of up to 632,500 shares of stock. Vesting periods are determined by the Board of Directors and generally provide for stock options to vest over a four-year period and expire ten years from date of grant. Vesting for certain shares of restricted stock is contingent upon both service and performance criteria. The 2007 Plan was terminated upon the completion of merger with Lumera on December 9, 2008 and the remaining 864 stock in options not granted under the 2007 Plan were cancelled. No shares of the Company’s common stock remain available for issuance of new grants under the 2007 Plan other than for satisfying exercises of stock options granted under this plan prior to its termination. As of March 29, 2015, options to purchase a total of 376,436 shares of common stock and 4,125 warrants to purchase common stock were outstanding.

Lumera 2000 and 2004 Stock Option Plan

In December 2008, in connection with the merger with Lumera, the Company assumed the existing Lumera 2000 Equity Incentive Plan and the Lumera 2004 Stock Option Plan (the “Lumera Plan”). All unvested options granted under the Lumera Plan were assumed by the Company as part of the merger. All contractual terms of the assumed options remain the same, except for the converted number of shares and exercise price based on merger conversion ratio of 0.125. As of March 29, 2015, no additional options can be granted under the Lumera Plan, and options to purchase a total of 57,191 shares of common stock were outstanding.

Warrants

As of March 29, 2015, the Company had a total of 658,240 warrants to purchase common stock outstanding under all warrant arrangements. During the three months ended March 29, 2015, no warrants were exercised and expired. Some of the warrants have anti-dilution provisions which adjust the number of warrants available to the holder such as, but not limited to, stock dividends, stock splits and certain reclassifications, exchanges, combinations or substitutions. These provisions are specific to each warrant agreement.

Stock-based Compensation Expense

The following table summarizes the Company’s stock-based compensation expense for the three months ended March 29, 2015 and March 30, 2014 (in thousands):

	Three Months Ended
	March 29, 2015	March 30, 2014
Cost of revenue	$82	$76
Research and development expense	247	275
Selling, general and administrative expense	560	659
	$889	$1,010

The Company did not grant any options during the three months ended March 29, 2015 and March 30, 2014.

During the three months ended March 29, 2015, the Company granted 2,815,822 RSUs with a grant-date fair value of $3.5 million or $1.25 per share. During the three months ended March 30, 2014, the Company granted 1,405,085 RSUs with a grant-date fair value of $2.4 million or $1.70 per share.

As of March 29, 2015, the total compensation cost not yet recognized in connection with unvested stock options and RSUs under the Company’s equity compensation plans was approximately $1.0 million and $5.2 million, respectively. Unrecognized compensation will be amortized on a straight-line basis over a weighted-average period of approximately 1.28 years for stock options and approximately 2.83 years for RSUs.

Stock Option and RSU Activity

The following is a summary of option activity for the Company’s equity incentive plans, including both the 2008 Plan and other prior plans for which there are outstanding options but no new grants since the 2008 Plan was adopted:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term, in Years
Outstanding, December 31, 2014	8,801,160	$2.35	5.91
Granted	-
Exercised	(28,194)	$0.97
Forfeited/Expired	(505,533)	$3.15
Ending balance, March 29, 2015	8,267,433	$2.31	5.63

Vested and exercisable and expected to vest, March 29, 2015	8,140,894	$2.31	5.60

Vested and exercisable, March 29, 2015	7,456,321	$2.33	5.44

The aggregate intrinsic value of options vested, exercisable and expected to vest, based on the fair value of the underlying stock options as of March 29, 2015 was approximately $443,000. The aggregate intrinsic value reflects the difference between the exercise price of the underlying stock options and the Company’s closing share price of $1.19 as of March 27, 2015.

The total intrinsic value of options exercised during the three months ended March 29, 2015 was $8,000. The total intrinsic value of options exercised during the three months ended March 30, 2014 was $5,000.

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

The following is a summary of RSU activity for the indicated periods:

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Vesting Term, Years	Aggregate Intrinsic Value
				(In thousands)
Outstanding, December 31, 2014	1,915,858	$1.55	3.11	$1,990
Granted	2,815,822	1.25
Released	(257,571)	1.38
Forfeited/expired	(17,262)	1.50
Outstanding, March 29, 2015	4,456,847	$1.37	2.83	$5,304

The majority of the RSUs that vested in the three months ended March 29, 2015 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were based on the value of the RSUs on their vesting date as determined by the Company’s closing stock price. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company. For the three months ended March 29, 2015, 257,571 shares of RSUs vested with an intrinsic value of approximately $307,000. The Company withheld 79,218 shares to satisfy approximately $90,000 of employees’ minimum tax obligation on the vested RSUs.

NOTE 7— INVESTMENT IN UNCONSOLIDATED AFFILIATE

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

NOTE 8—INCOME TAXES

The Company recorded a provision for income taxes of $9,000 for the three months ended March 29, 2015, and $10,000 for the three months ended March 30, 2014. The Company's effective tax rate was approximately 1% for the three months ended March 29, 2015 and March 30, 2014.

The income tax provision for the three months ended March 29, 2015 and March 30, 2014 was due primarily to state taxes and foreign taxes due. The Company has incurred book losses in all tax jurisdictions and has a full valuation allowance against such losses.

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such a determination, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. In order to support a conclusion that a valuation allowance is not needed, positive evidence of sufficient quantity and quality is necessary to overcome negative evidence. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding realization of the asset including lack of profitability through March 29, 2015 and the uncertainty over future operating profitability and taxable income. The Company will continue to evaluate the potential realization of the deferred tax assets on a quarterly basis.

The Company files tax returns in the U.S. federal, U.S. state and foreign tax jurisdictions.  The Company’s major tax jurisdictions are the U.S., California, Switzerland, Germany and Israel. The Company’s fiscal years through March 29, 2015 remain subject to examination by the tax authorities for U.S. federal, U.S. state and foreign tax purpose.

NOTE 9—NET LOSS PER SHARE

The following table summarizes total securities outstanding which were not included in the calculation of diluted net loss per share because to do so would have been anti-dilutive:

	March 29,	March 30,
	2015	2014
Stock options and RSUs	12,724,280	12,743,125
Common stock warrants	658,240	1,183,240
Total	13,382,520	13,926,365

NOTE 10—SEGMENT AND GEOGRAPHIC INFORMATION

The Company has determined that it operates as a single operating and reportable segment. The following tables reflect the results of the Company’s reportable segment consistent with the management system used by the Company’s Chief Executive Officer, the chief operating decision maker.

The following table summarizes revenue by geographic region (in thousands):

	Three Months Ended
	March 29, 2015		March 30, 2014
North America	$3,031	33%	$2,227	30%
Asia	2,819	31%	2,158	29%
Europe	2,953	33%	2,909	40%
Other	257	3%	92	1%
	$9,060	100%	$7,386	100%

The Company determines geographic location of its revenue based upon the destination of shipments of its products.

For the three months ended March 29, 2015, three customers accounted for 51% of total revenue. For the three months ended March 30, 2014, one customer accounted for 28% of our total revenue. No other customers accounted for more than 10% of total revenue during the periods presented.

During three months ended March 29, 2015, Italy, the United States, Hong Kong, and Taiwan accounted for 29%, 27%, 14% and 11% of revenue, respectively. During three months ended March 30, 2014, Italy, the United States, and Japan accounted for 36%, 28%, and 15% of revenue, respectively. No other countries accounted for more than 10% of the Company’s consolidated revenue during the periods presented.

The following table summarizes revenue by product line (in thousands):

	Three Months Ended
	March 29, 2015		March 30, 2014
HSC	$6,201	68%	$5,282	72%
Industrial	2,859	32%	2,104	28%
Total revenue	$9,060	100%	$7,386	100%

The following table summarizes long-lived assets by country (in thousands):

	March 29, 2015		December 31, 2014
United States	$1,875	88%	$1,687	88%
Switzerland	259	12%	229	12%
	$2,134	100%	$1,916	100%

Long-lived assets, comprised of property and equipment, are reported based on the location of the assets at each balance sheet date.

NOTE 11—COMMITMENTS AND CONTINGENCIES

Commitments

Leases

The Company leases its domestic and foreign sales offices under non-cancelable operating leases. These leases contain various expiration dates and renewal options.  The Company also leases certain software licenses under operating leases. Total facilities rent expense for the three months ended March 29, 2015 was $111,000, and for the three months ended March 30, 2014 was $141,000.

As of April 2014, the Company moved out of its Bothell, Washington facility which comprised 11,666 square feet and entered into a new one-year lease located in Bellevue, Washington which comprises approximately 2,100 square feet.

Aggregate non-cancelable future minimum rental payments under capital and operating leases are as follows (in thousands):

	Capital Leases	Operating Leases
Years ending December 31,	Minimum lease payments	Minimum lease payments
2015	$3	$383
2016	3	496
2017	3	124
Total minimum lease payments	9	$1,003
Less: Amount representing interest	(1)
Total capital lease obligations	8
Less: current portion	(3)
Long-term portion of capital lease obligations	$5

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

You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes included elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2014. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2014 and this Quarterly Report on Form 10-Q. We assume no obligation to update the forward-looking statements or such risk factors.

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

Through our Industrial product line, we offer a wide range of digital and mixed-signal application specific integrated circuit (ASIC) solutions for industrial applications used in the military, avionics, medical and communications markets.

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

During the third quarter of 2014, we acquired substantially all of the assets of Tahoe RF Semiconductor, Inc. (Tahoe RF) by assuming at that time approximately $446,000 of liabilities of Tahoe RF.  During the first quarter of 2015, the Company assumed an additional $89,000 related to tax and legal expenses which resulted in an increase of Tahoe RF’s goodwill to $535,000. Through the acquisition, we have added 8 employees to our team, who are primarily High-Speed and High-Frequency SiGe RF engineers focused on high growth areas such as E-Band and V-Band wireless technologies.

Historically, we have incurred net losses. For the three months ended March 29, 2015 and the years ended December 31, 2014 and 2013, we incurred net losses of $636,000, $5.8 million and $1.9 million, respectively. For the three months ended March 29, 2015, we had cash outflows from operations of $327,000. For the years ended December 31, 2014 and 2013, we had cash inflows from operations of $2,000 and $3.3 million, respectively. As of March 29, 2015, we had an accumulated deficit of $102.9 million.

Results of Operations

Revenue

Revenue for the periods reported was as follows (in thousands, except percentages):

	Three Months Ended
	March 29, 2015	March 30, 2014
Product	$8,561	$6,679
Development fees and other	499	707
Total revenue	$9,060	$7,386
Increase period over period	$1,674
Percentage increase, period over period	23%

Total revenue for the three months ended March 29, 2015 was $9.1 million, an increase of $1.7 million or 23%, compared with $7.4 million for the three months ended March 30, 2014. For the three months ended March 29, 2015, 94% of our revenue was contributed by product revenue and 6% of our revenue was contributed by development fees and other revenue. For the three months ended March 30, 2014, 90% of our revenue was contributed by product revenue and 10% of our revenue was contributed by development fees and other revenue.

Product revenue for the three months ended March 29, 2015 was $8.6 million, an increase of $1.9 million or 28%, compared with $6.7 million for the three months ended March 30, 2014. The increase in product revenue during the three months ended March 29, 2015 was primarily due to the increased demand for both of our HSC and Industrial product lines.

Development fees and other revenue for the three months ended March 29, 2015 was $499,000, a decrease of $208,000 or 29%, compared with $707,000 for the three months ended March 30, 2014. We experienced a decrease in development fees and other revenue due to a decrease in the number and size of development projects in our HSC product line.

Cost of Revenue and Gross Profit

 Cost of revenue and gross profit for the periods presented was as follows (in thousands, except percentages):

	Three Months Ended
	March 29, 2015	March 30, 2014
Total cost of revenue	$3,667	$3,126
Gross profit	$5,393	$4,260
Gross margin	60%	58%
Increase, period over period	1,133
Percentage increase, period over period	27%

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

Gross profit for the three months ended March 29, 2015 was $5.4 million, or a gross margin of 60%, compared to a gross profit of $4.3 million, or a gross margin of 58%, for the three months ended March 30, 2014. The increase in gross margin is primarily due to a change in product mix.

We record revenue from non-recurring engineering projects associated with product development that we enter into with certain customers. In general, these projects are associated with complex technology development, and as such we do not have certainty about our ability to achieve the program milestones. Achievement of the milestone is typically dependent on our performance and acceptance by the customer. The payment associated with achieving the milestone is generally commensurate with our effort or the value of the deliverable and is nonrefundable. Therefore, we record the expenses related to these projects in the periods incurred and recognize revenue only when we have earned the revenue and achieved the development milestones. Revenue from these projects is typically recorded at 100% gross margin because the costs associated with these projects are expensed as incurred and generally included in research and development expense. These efforts generally benefit our overall product development programs beyond the specific project requested by our customer.

Development project revenue and other non-product revenue for the three months ended March 29, 2015 was $499,000 compared with $707,000 for the three months ended March 30, 2014. Excluding the revenue and gross profit associated with development programs and other non-product revenue, gross margin was 57% and 53% for the three months ended March 29, 2015 and March 30, 2014, respectively.

 Research and Development Expense

Research and development expense for the periods presented was as follows (in thousands, except percentages):

	Three Months Ended
	March 29, 2015	March 30, 2014
Research and development expense	$3,248	$3,742
Percentage of revenue	36%	51%
Decrease, period over period	$(494)
Percentage decrease, period over period	-13%

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

Research and development expense for the three months ended March 29, 2015 was $3.2 million compared to $3.7 million for the three months ended March 30, 2014, a decrease of $494,000 or 13%.  Research and development costs decreased as compared to the first quarter of 2014 primarily due to a $713,000 decrease in expenses for materials and project-related services which is offset by the increase of $386,000 in personnel related expenses.

We expect research and development expense to moderately increase from the first quarter of 2015 to the second quarter of 2015 due to increased materials and project-related expenses to develop new products.

Selling, General and Administrative Expense

Selling, general and administrative expense for the periods presented was as follows (in thousands, except percentages):

	Three Months Ended
	March 29, 2015	March 30, 2014
Selling, general and administrative expense	$2,770	$2,398
Percentage of revenue	31%	32%
Increase, period over period	$372
Percentage increase, period over period	16%

Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, accounting, finance, sales, marketing and administration personnel, professional fees, allocated facilities costs, promotional activities and expenses related to stock-based compensation.

Selling, general and administrative expense for the three months ended March 29, 2015 was $2.8 million compared to $2.4 million for the three months ended March 30, 2014, an increase of $372,000 or 16%. Selling, general and administrative expense increased as compared to the first quarter of 2014 primarily due to $326,000 increase in personnel related expenses.

We expect selling, general and administrative expense to moderately decrease from the first quarter of 2015 to the second quarter of 2015.

Interest Expense, Net and Other Income, Net

	Three Months Ended
	March 29, 2015	March 30, 2014
Interest expense, net	$(3)	$(17)
Other income (expense), net	1	10
Total	$(2)	$(7)

Interest expense, net and other income, net consist primarily of gains and losses related to foreign currency transactions, gains and losses related to property and equipment disposals, interest on line of credit, interest on capital leases and amortization of loan fees in connection with our Silicon Valley Bank line of credit and loan.

Interest expense, net for the three months ended March 29, 2015 was $3,000 compared to $17,000 for the three months ended March 30, 2014. Interest expense, net decreased as compared to the first quarter of 2014 primarily due to an $11,000 decrease in interest related to capital lease obligations.

Other income, net for the three months ended March 29, 2015 was income of $1,000. Other income, net for the three months ended March 30, 2014 was income of $10,000.

Provision for Income Taxes

	Three Months Ended
	March 29, 2015	March 30, 2014
Provision for income taxes	$9	$10
Decrease, period over period	$(1)
Percentage decrease, period over period	-10%

Income tax expense was $9,000 and $10,000 for three months ended March 29, 2015 and March 30, 2014, respectively, and our effective tax rate was approximately 1% for those periods. The income tax provision for the three months ended March 29, 2015 and March 30, 2014 were due primarily to state taxes and foreign taxes due. We have incurred book losses in all tax jurisdictions and have a full valuation allowance against such losses.

Liquidity and Capital Resources

Cash and cash equivalents and cash flow data for the periods presented were as follows (in thousands):

	Three Months Ended
	March 29, 2015	March 30, 2014
Net cash used in operating activities	$(327)	$(207)
Net cash used in investing activities	$(416)	$(123)
Net cash used in financing activities	$(63)	$(182)

Operating Activities

Operating activities used cash of $327,000 in the three months ended March 29, 2015. Our net loss from continuing operations, adjusted for depreciation, stock-based compensation and other non-cash items, was an income of $1,142,000. The remaining use of $1,469,000 of cash was primarily due to an increase in inventories of $839,000, an increase in prepaid and other current assets of $557,000, an increase in accounts receivable, net of $299,000, a decrease in other current liabilities of $217,000, and a decrease in accounts payable of $168,000 which were partially offset by an increase in accrued compensation of $539,000.

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

 Investing Activities

Net cash used in investing activities for the three months ended March 29, 2015 was $416,000 from purchases of property and equipment.

Net cash used in investing activities for the three months ended March 30, 2014 was $123,000 from purchases of property and equipment.

Financing Activities

Net cash used in financing activities for the three months ended March 29, 2015 was $63,000 and consisted primarily of $90,000 taxes paid related to net share settlement of equity awards.

Net cash used in financing activities for the three months ended March 30, 2014 was $182,000 and consisted primarily of $103,000 taxes paid related to net share settlement of equity awards and $89,000 for capital lease payments.

Material Commitments

The following table summarizes our future net cash obligations for operating leases and capital leases, in thousands of dollars, as of March 29, 2015:

Contractual Obligations at March 29, 2015:	Total	Less than One Year	One to Three Years	More than Three Years
Operating lease obligations	1,003	383	620	-
Capital lease obligations (including interest)	9	3	6	-
Total	$1,012	$386	$626	$-

GigOptix did not have any material commitments for capital expenditures as of March 29, 2015.

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our CEO and CFO have evaluated the effectiveness of our disclosure controls and procedures as of March 29, 2015 and have concluded that these controls and procedures were effective. We believe that a control system, no matter how well designed and operated, can only provide reasonable assurance and cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our CEO and CFO have concluded that our consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States

Changes in Internal Control over Financial Reporting

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

We have revised the risk factors that relate to our business, as set forth below. These risks include any material changes to and supersede any similar the risks previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2014 and otherwise supplement those risks. We encourage investors to review the risk factors and uncertainties relating to our business disclosed in that Form 10-K, as well as those contained in Part 1, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, above.

We have incurred substantial operating losses in the past and we may not be able to achieve profitability in the future.

Historically, we have incurred net losses. For the three months ended March 29, 2015 and the years ended December 31, 2014 and 2013, we incurred net losses of $636,000, $5.8 million and $1.9 million, respectively. For the three months ended March 29, 2015, we had cash outflows from operations of $327,000. For the years ended December 31, 2014 and 2013, we had cash inflows from operations of $2,000 and $3.3 million, respectively. As of March 29, 2015, we had an accumulated deficit of $102.9 million. We expect development, sales and other operating expenses to increase in the future as we expand our business. If our revenue does not grow to offset these current expenses, we may not be profitable. In fact, in future quarters we may not have any revenue growth and our revenues could decline. Furthermore, if our operating expenses exceed expectations, financial performance will be adversely affected and we may continue to incur significant losses in the future.

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

For the three months ended March 29, 2015, three customers accounted for 51% of total revenue. For the three months ended March 30, 2014, one customer accounted for 28% of our total revenue. No other customers accounted for more than 10% of total revenue during the periods presented.

We could suffer unrecoverable losses on our customers’ accounts receivable, which would adversely affect our financial results.

Our operating cash flows are dependent on the continued collection of receivables. Although our accounts receivable as of March 29, 2015 increased by $299,000 or 4% compared to the balance as of December 31, 2014, we have not had significant uncollectable accounts. However, if a customer is unable or refuses to pay we could suffer additional accounting losses as well as a reduction in liquidity. A significant increase in uncollectable accounts would have an adverse impact on our business, liquidity and financial results.

Our business is subject to foreign currency risk.

Sales to customers located outside the United States comprised 73% and 72% of our revenue for the three months ended March 29, 2015 and March 30, 2014, respectively. In addition, we have two subsidiaries overseas (Switzerland and Germany) that record their operating expenses in a foreign currency.  Since sales of our products have been denominated to date primarily in U.S. dollars, increases in the value of the U.S. dollar could increase the price of our products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales. Future international activity may result in increased foreign currency denominated sales. Gains and losses on the conversion to U.S. dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in GigOptix’ results of operations. We currently do not have hedging or other programs in place to protect against adverse changes in the value of the U.S. dollar as compared to other currencies to minimize potential adverse effects.

ITEM 6.	EXHIBITS

(a)	Exhibits

Exhibit Number	Description

10.1*	First Amendment to Second Amended and Restated Loan and Security Agreement, dated as of March 9, 2015.

10.2*	Century Park Standard Form Lease Agreement, by and between the Company and Keith C. Traci A. Estes Trust, dated as of April 3, 2015.

31.1*	Chief Executive Officer certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

GIGOPTIX, INC.

Date: May 07, 2015	/S/ Avi S. Katz
Dr. Avi S. Katz
Chief Executive Officer and Chairman of the Board

Date: May 07, 2015	/S/ Darren Ma
Darren Ma
Chief Financial Officer