Form 10-Q
period 2015-06-28
GigOptix, Inc.
filed 2015-08-06
CIK 1432150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2015
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

The number of shares of Common Stock outstanding as of July 24, 2015, the most recent practicable date prior to the filing of this Quarterly Report on Form 10-Q was 33,072,877 shares.

PART I
FINANCIAL INFORMATION
GIGOPTIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 28,	December 31,
	2015	2014
ASSETS	(Unaudited)	(1)
Current assets:
Cash and cash equivalents	$18,382	$18,438
Accounts receivable, net	7,843	7,955
Inventories	6,824	5,139
Prepaid and other current assets	789	433
Total current assets	33,838	31,965
Property and equipment, net	2,309	1,916
Intangible assets, net	1,947	2,394
Goodwill	10,395	10,306
Restricted cash	56	53
Other assets	133	116
Total assets	$48,678	$46,750

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,702	$2,731
Accrued compensation	1,221	730
Other current liabilities	2,637	2,902
Total current liabilities	6,560	6,363
Pension liabilities	346	326
Other long term liabilities	658	556
Total liabilities	7,564	7,245
Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of June 28, 2015 and December 31, 2014, respectively	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 33,774,631 and 33,112,086 shares issued and outstanding as of June 28, 2015 and December 31, 2014, respectively	33	32
Additional paid-in capital	145,380	143,661
Treasury stock, at cost; 701,754 shares as of June 28, 2015 and December 31, 2014	(2,209)	(2,209)
Accumulated other comprehensive income	288	285
Accumulated deficit	(102,378)	(102,264)
Total stockholders’ equity	41,114	39,505
Total liabilities and stockholders’ equity	$48,678	$46,750

See accompanying Notes to Condensed Consolidated Financial Statements

(1)	The condensed consolidated balance sheet as of December 31, 2014 has been derived from the audited consolidated financial statements as of that date.

GIGOPTIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Total revenue	$9,840	$8,037	$18,900	$15,423
Total cost of revenue	3,611	3,487	7,278	6,613
Gross profit	6,229	4,550	11,622	8,810
Operating expenses
Research and development expense	3,224	3,358	6,472	7,100
Selling, general and administrative expense	2,442	2,567	5,212	4,965
Restructuring expense, net	-	307	-	307
Total operating expenses	5,666	6,232	11,684	12,372
Income (loss) from operations	563	(1,682)	(62)	(3,562)
Interest expense, net	(3)	(10)	(6)	(27)
Other income (loss), net	(19)	-	(18)	10
Income (loss) before provision for income taxes	541	(1,692)	(86)	(3,579)
Provision for income taxes	16	21	25	31
Income (loss) from consolidated companies	525	(1,713)	(111)	(3,610)
Loss on equity investment	3	331	3	331
Net income (loss)	$522	$(2,044)	$(114)	$(3,941)

Net income (loss) per share—basic	$0.02	$(0.06)	$(0.00)	$(0.13)
Net income (loss) per share—diluted	$0.02	$(0.06)	$(0.00)	$(0.13)

Weighted average number of shares used in basic net income (loss) per share calculations	32,885	31,607	32,705	31,521
Weighted average number of shares used in diluted net income (loss) per share calculations	33,922	31,607	32,705	31,521

See accompanying Notes to Condensed Consolidated Financial Statements

GIGOPTIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Net income (loss)	$522	$(2,044)	$(114)	$(3,941)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(17)	(10)	3	(12)
Other comprehensive income (loss), net of tax	(17)	(10)	3	(12)
Comprehensive income (loss)	$505	$(2,054)	$(111)	$(3,953)

See accompanying Notes to Condensed Consolidated Financial Statements

GIGOPTIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 28,	June 29,
	2015	2014
Cash flows from operating activities:
Net loss	$(114)	$(3,941)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,775	1,813
Stock-based compensation	2,189	2,127
Change in fair value of warrants	4	(3)
Loss (gain) on property and equipment	-	8
Non-cash restructuring expense	-	210
Loss on equity investment	3	331
Changes in operating assets and liabilities:
Accounts receivable	112	(2,008)
Inventories	(1,685)	85
Prepaid and other current assets	(888)	(582)
Other assets	(20)	23
Accounts payable	(91)	1,754
Accrued restructuring	-	(29)
Accrued compensation	491	(268)
Other current liabilities	(381)	(248)
Other long-term liabilities	104	(10)
Net cash provided by (used in) operating activities	1,499	(738)
Cash flows from investing activities:
Purchases of property and equipment	(1,118)	(682)
Net cash used in investing activities	(1,118)	(682)
Cash flows from financing activities:
Proceeds from issuance of stock	32	40
Taxes paid related to net share settlement of restricted stock units	(501)	(266)
Repayment of capital lease	(2)	(181)
Net cash used in financing activities	(471)	(407)
Effect of exchange rates on cash and cash equivalents	34	(9)
Net decrease in cash and cash equivalents	(56)	(1,836)
Cash and cash equivalents, beginning of period	18,438	20,377
Cash and cash equivalents, end of period	$18,382	$18,541
Supplemental disclosure of cash flow information
Interest paid	$8	$29
Property and equipment acquired with accounts payable	$136	$90
Investment in unconsolidated affiliate acquired with property and equipment and inventories	$-	$456

See accompanying Notes to Condensed Consolidated Financial Statements

 GIGOPTIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

Organization

GigOptix Inc. (“GigOptix” or the “Company”) is a leading fabless supplier of high speed semiconductor components that enable end-to-end information streaming over the networks. Its products address the needs of emerging high-growth markets, such as long haul and metro telecommunications (“telecom”) applications, as well as Cloud data communications (“datacom”) and datacenter connectivity, point-to-point wireless backhaul, and interactive high speed applications for the consumer electronics, industrial, defense and avionics industries.

The business is made up of two product lines: the High-Speed Communications (“HSC”) product line and the Industrial product line.  Its products are highly customized and typically developed in partnership with key “Lighthouse” customers, generating engineering project revenues through the development stage and larger future product revenues through these customers and general market availability.

The HSC product line offers a broad portfolio of high performance semiconductor devices and multi-chip-modules (“MCMs”) aimed predominantly at the telecom, datacom and consumer-electronics markets, and includes, among others, (i) mixed signal radio frequency integrated circuits (“RFIC”) at 50 GHz and above; (ii) 10 to 400 gigabit per second (“Gbps”) laser and optical-modulator drivers, and trans-impedance amplifiers (“TIA”); (iii) power amplifiers and transceivers for microwave and millimeter monolithic microwave integrated circuit (“MMIC”) wireless applications at frequencies higher than 50 GHz; (iv) integrated systems in a package (“SIP”) solutions for both fiber-optic and wireless communication systems; and (v) radio frequency (“RF”) chips for various consumer applications such as global navigation satellite systems (“GNSS”).

The Industrial product line offers a wide range of digital and mixed-signal application specific integrated circuit (“ASIC”) solutions for various industrial applications used in the military, avionics, automotive, security and surveillance, medical and communications markets.

GigOptix, Inc., the successor to GigOptix LLC, was formed as a Delaware corporation in March 2008 in order to facilitate a combination between GigOptix LLC and Lumera Corporation (“Lumera”). Before the combination, GigOptix LLC acquired the assets of iTerra Communications LLC in July 2007 (“iTerra”) and Helix Semiconductors AG (“Helix”) in January 2008. On November 9, 2009, GigOptix acquired ChipX, Incorporated (“ChipX”). On June 17, 2011, GigOptix acquired Endwave Corporation (“Endwave”). As a result of the acquisitions, Helix, Lumera, ChipX and Endwave all became wholly-owned subsidiaries of GigOptix. In March 2013, the Company established a German wholly-owned subsidiary, GigOptix GmbH; however it is currently in the process of being dissolved.

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

In June 30, 2014, the Company acquired, for cash only by way of assuming specified liabilities, substantially all of the assets of Tahoe RF Semiconductor, Inc. (“Tahoe RF”).

In June 2015, the Company established a Japanese wholly-owned subsidiary, GigOptix Japan GK.

 Basis of Presentation

The Company’s fiscal year ends on December 31. For quarterly reporting, the Company employs a five-week, four-week, four-week, reporting period. The second quarter of 2015 ended on Sunday, June 28, 2015. The second quarter of 2014 ended on Sunday, June 29, 2014. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements as of June 28, 2015 and for the three and six months ended June 28, 2015 and June 29, 2014, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions of Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. The statements include the accounts of the Company and all of its subsidiaries and they do not include all of the information and footnotes required by such accounting principles for annual financial statements. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of June 28, 2015, the results of operations for the three and six months ended June 28, 2015 and June 29, 2014, and cash flows for the six months ended June 28, 2015 and June 29, 2014. The condensed consolidated results of operations for the three and six months ended June 28, 2015 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2015. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the 2014 Form 10-K.

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

NOTE 2—BALANCE SHEET COMPONENTS

Accounts receivable, net consisted of the following (in thousands):

	June 28,	December 31,
	2015	2014
Accounts receivable	$7,889	$8,003
Allowance for doubtful accounts	(46)	(48)
	$7,843	$7,955

Inventories consisted of the following (in thousands):

	June 28,	December 31,
	2015	2014
Raw materials	$3,180	$1,676
Work in process	1,997	1,421
Finished goods	1,647	2,042
	$6,824	$5,139

Property and equipment, net consisted of the following (in thousands, except depreciable life):

	Life	June 28,	December 31,
	(In years)	2015	2014
Network and laboratory equipment	3 – 5	$12,544	$11,252
Computer software and equipment	2 – 3	3,959	3,877
Furniture and fixtures	3 – 7	165	165
Office equipment	3 – 5	134	131
Leasehold improvements	1 – 5	298	276
		17,100	15,701
Accumulated depreciation and amortization		(14,791)	(13,785)
Property and equipment, net		$2,309	$1,916

For the three and six months ended June 28, 2015, depreciation expense related to property and equipment was $380,000 and $795,000, respectively. For the three and six months ended June 29, 2014, depreciation expense related to property and equipment was $548,000 and $1.1 million, respectively.

In addition to the property and equipment above, the Company has prepaid licenses. For the three and six months ended June 28, 2015, amortization related to these prepaid licenses was $281,000 and $533,000, respectively. For the three and six months ended June 29, 2014, amortization related to these prepaid licenses was $125,000 and $276,000, respectively.

Accrued and other current liabilities consisted of the following (in thousands):

	June 28,	December 31,
	2015	2014

Amounts billed to the U.S. government in excess of approved rates	$191	$191
Warranty liability	357	334
Customer deposits	671	599
Capital lease obligations, current portion	3	3
Sales return reserve	470	412
Deferred revenue	342	327
Other	603	1,036
	$2,637	$2,902

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

Changes in the Company’s product warranty liability during the six months ended June 28, 2015 and June 29, 2014 are as follows (in thousands):

	Six months ended
	June 28, 2015	June 29, 2014
Beginning balance	$334	$330
Warranties accrued	280	226
Warranties settled or reversed	(257)	(211)
Ending balance	$357	$345

NOTE 3—FAIR VALUE

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 28, 2015 and December 31, 2014 (in thousands):

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 28, 2015:
Assets:
Cash equivalents:
Money market funds	$12,362	$12,362	$-	$-
	$12,362	$12,362	$-	$-
Current liabilities:
Liability warrants	$12	$-	$-	$12

December 31, 2014:
Assets:
Cash equivalents:
Money market funds	$12,360	$12,360	$-	$-
	$12,360	$12,360	$-	$-
Current liabilities:
Liability warrants	$8	$-	$-	$8

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

For the period ended June 28, 2015, the Company did not have any significant transfers between Level 1, Level 2 and Level 3.

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

The fair value of the warrants was estimated using the following assumptions:

	As of June 28, 2015	As of December 31, 2014
Stock price	$1.60	$1.20
Exercise price	$2.51	$2.51
Expected life	2.05 years	2.55 years
Risk-free interest rate	0.72%	1.10%
Volatility	69%	69%
Fair value per share	$0.40	$0.27

The following table summarizes the warrants subject to liability accounting as of June 28, 2015 and December 31, 2014 (in thousands, except share and per share amounts) (see also Note 6):

								Three Months Ended June 28, 2015		Six Months Ended June 28, 2015
Holder	Original Warrants	Adjusted Warrants	Grant Date	Expiration Date	Price per Share	Fair Value June 28, 2015	Fair Value December 31, 2014	Exercise of Warrants	Change in Fair Value	Exercise of Warrants	Change in Fair Value	Related Agreement
Bridge Bank	20,000	29,115	4/7/2010	7/7/2017	$2.51	$12	$8	-	$5	-	$4	Credit Agreement

The change in the fair value of the Level 3 liability warrants during the three and six months ended June 28, 2015 is as follows (in thousands):

Fair value as of December 31, 2014	$8
Exercise of warrants	-
Change in fair value	(1)
Fair value as of March 29, 2015	7
Exercise of warrants	-
Change in fair value	5
Fair value as of June 28, 2015	$12

The warrant liability is included in other current liabilities on the condensed consolidated balance sheets.

 NOTE 4—INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of the following (in thousands):

	June 28, 2015			December 31, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$3,277	$(2,331)	$946	$3,277	$(2,119)	$1,158
Existing technology	3,783	(3,084)	699	3,783	(2,881)	902
Order backlog	732	(732)	-	732	(732)	-
Patents	457	(405)	52	457	(402)	55
Trade name	659	(409)	250	659	(380)	279
Total	$8,908	$(6,961)	$1,947	$8,908	$(6,514)	$2,394

For the three and six months ended June 28, 2015 and June 29, 2014, amortization of intangible assets was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Cost of revenue	$104	$103	$207	$206
Selling, general and administrative expense	120	121	240	241
	$224	$224	$447	$447

Estimated future amortization expense related to intangible assets as of June 28, 2015 is as follows (in thousands):

Years ending December 31,
2015 (remainder of year)	$446
2016	869
2017	487
2018	63
2019	54
Thereafter	28
Total	$1,947

As of June 28, 2015, the Company had $10.4 million of goodwill in connection with the acquisitions of ChipX, Endwave and Tahoe RF.  During the third quarter of 2014, the Company completed its acquisition of Tahoe RF which resulted in $446,000 of goodwill. During 2014, the Company assumed approximately $446,000 of liabilities of Tahoe RF and added RF/analog RFIC technology to the Company’s product portfolio and approximately 10 employees, primarily High-Speed and High-Frequency SiGe RF engineers focused on high growth areas such as wireless – E-Band and V-Band and GPS technologies. The Company agreed to pay up to an additional $254,000 in Tahoe RF expenses of which $20,000 had been accrued in other current liabilities on the Company’s condensed consolidated balance sheet as of December 31, 2014. During the first quarter of 2015, the Company assumed an additional $89,000 related to tax and legal expenses which resulted in an increase of Tahoe RF’s goodwill to $535,000. As of June 28, 2015, the Company does not expect any additional changes to the purchase price. Since the final additional assumed grossed up liabilities were less than $254,000, the Company paid $128,000 in bonus payments in the first quarter of 2015 to former employees of Tahoe RF who were eligible as active employees of GigOptix on January 1, 2015, which was recorded as compensation expense. In addition, beginning in July 2016 and continuing annually through July 2020, any former Tahoe RF employee who remains, at that time, as an active employee of the Company will be entitled to a pre-allocated percentage of an aggregate retention bonus of up to approximately $70,000 based on the remaining 8 employees. These payments will be recorded as compensation expense when incurred and are being accrued as they are earned.  As of June 28, 2015, approximately $109,000 is included in other long term liabilities.

The condensed consolidated financial statements include the operating results of Tahoe RF from the date of acquisition. Pro forma results of operations for the Tahoe RF acquisition have not been presented because the effect of the acquisition was not material to the Company’s financial results.

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

On May 15, 2015, SVB and the Borrowers entered into a Second Amendment to the Second Restated Loan Agreement, effective as of May 8, 2015 (the “Second Amendment”). Pursuant to the Second Amendment, the total aggregate amount that the Company is entitled to borrow from SVB under a Revolving Loan facility is $7 million, based on net eligible accounts receivable after an 80% advance rate and subject to limits based on the Company’s eligible accounts as determined by SVB. In addition, the Applicable Rate was decreased from Prime Rate plus 0.6% to Prime Rate plus 0.4%, and the default interest rate increase was decreased from 5% to 3%. The terms of the Second Amendment are set to expire on May 6, 2016.

The Loan Agreement with SVB, as amended, is collateralized by all of the Company’s assets, including all accounts, equipment, inventory, receivables, and general intangibles. The Loan Agreement contains certain restrictive covenants that will impose significant operating and financial restrictions on its operations, including, but not limited to restrictions that limit its ability to:

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

The Company had no outstanding balance on its line of credit as of June 28, 2015.

NOTE 6—STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Common and Preferred Stock

In December 2008, the Company’s stockholders approved an amendment to the Certificate of Incorporation to authorize 50,000,000 shares of common stock of par value $0.001. In November 2014, the Company’s stockholders approved an amendment to the Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 50,000,000 shares to 100,000,000 shares of par value $0.001. In addition, the Company is authorized to issue 1,000,000 shares of preferred stock of $0.001 par value of which 750,000 shares have been designated Series A Junior Preferred Stock with powers, preferences and rights as set forth in the amended and restated certificate of designation dated December 15, 2014; the remainder of the shares of preferred stock are undesignated, for which the Board of Directors is authorized to fix the designation, powers, preferences and rights. As of June 28, 2015 and December 31, 2014, there were no shares of preferred stock issued or outstanding.

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

 2008 Equity Incentive Plan

In December 2008, the Company adopted the 2008 Equity Incentive Plan (the “2008 Plan”) for directors, employees, consultants and advisors to the Company or its affiliates. Under the 2008 Plan, 2,500,000 shares of common stock were reserved for issuance upon the completion of a merger with Lumera Corporation (“Lumera”) on December 9, 2008. On January 1 of each year, starting in 2009, the aggregate number of shares reserved for issuance under the 2008 Plan increase automatically by the lesser of (i) 5% of the number of shares of common stock outstanding as of the Company’s immediately preceding fiscal year, or (ii) a number of shares determined by the Board of Directors. The maximum number of shares of common stock to be granted is up to 21,000,000 shares. Forfeited options or awards generally become available for future awards. As of December 31, 2014, the stockholders had approved 16,624,634 shares for future issuance. On January 1, 2015, there was an automatic increase of 1,655,604 shares. As of June 28, 2015, 11,462,545 options to purchase common stock and restricted stock units (“RSUs”) were outstanding and 3,003,051 shares are authorized for future issuance under the 2008 equity incentive plan.

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

2007 Equity Incentive Plan

In August 2007, GigOptix LLC adopted the GigOptix LLC Equity Incentive Plan (the “2007 Plan”). The 2007 Plan provided for grants of options to purchase membership units, membership awards and restricted membership units to employees, officers and non-employee directors, and upon the completion of the merger with Lumera were converted into grants of up to 632,500 shares of stock. Vesting periods are determined by the Board of Directors and generally provide for stock options to vest over a four-year period and expire ten years from date of grant. Vesting for certain shares of restricted stock is contingent upon both service and performance criteria. The 2007 Plan was terminated upon the completion of merger with Lumera on December 9, 2008 and the remaining 864 stock in options not granted under the 2007 Plan were cancelled. No shares of the Company’s common stock remain available for issuance of new grants under the 2007 Plan other than for satisfying exercises of stock options granted under this plan prior to its termination. As of June 28, 2015, options to purchase a total of 376,436 shares of common stock and 4,125 warrants to purchase common stock were outstanding.

Lumera 2000 and 2004 Stock Option Plan

In December 2008, in connection with the merger with Lumera, the Company assumed the existing Lumera 2000 Equity Incentive Plan and the Lumera 2004 Stock Option Plan (the “Lumera Plan”). All unvested options granted under the Lumera Plan were assumed by the Company as part of the merger. All contractual terms of the assumed options remain the same, except for the converted number of shares and exercise price based on merger conversion ratio of 0.125. As of June 28, 2015, no additional options can be granted under the Lumera Plan, and options to purchase a total of 57,191 shares of common stock were outstanding.

Warrants

As of June 28, 2015, the Company had a total of 158,240 warrants to purchase common stock outstanding under all warrant arrangements. During the six months ended June 28, 2015, no warrants were exercised and 500,000 warrants expired. Some of the warrants have anti-dilution provisions which adjust the number of warrants available to the holder such as, but not limited to, stock dividends, stock splits and certain reclassifications, exchanges, combinations or substitutions. These provisions are specific to each warrant agreement.

Stock-based Compensation Expense

The following table summarizes the Company’s stock-based compensation expense for the three and six months ended June 28, 2015 and June 29, 2014 (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Cost of revenue	$139	$88	$221	$164
Research and development expense	362	292	609	567
Selling, general and administrative expense	799	728	1,359	1,387
Restructuring expense	-	9	-	9
	$1,300	$1,117	$2,189	$2,127

For the six months ended June 29, 2014, included in the $2.1 million of stock-based compensation expense was $9,000 in restructuring expense to modify the exercise period and accelerate the vesting of RSUs (see Note 7).

The Company did not grant any options during the three months ended June 28, 2015. During the three months ended June 29, 2014, the Company granted options to purchase 25,000 of common stock with an estimated total grant-date fair value of $28,000.

The Company did not grant any RSUs during the three months ended June 28, 2015. During the three months ended June 29, 2014, the Company granted 70,000 RSUs with a grant-date fair value of $113,000 or $1.62 per share.

The Company did not grant any options during the six months ended June 28, 2015. During the six months ended June 29, 2014, the Company granted options to purchase 25,000 of common stock with an estimated total grant-date fair value of $28,000.

During the six months ended June 28, 2015 and June 29, 2014, the Company granted 2,815,822 and 1,475,085 RSUs, respectively, with a grant-date fair value of $3.5 million and $2.5 million or $1.25 and $1.70 per share, respectively.

 As of June 28, 2015, the total compensation cost not yet recognized in connection with unvested stock options and RSUs under the Company’s equity compensation plans was approximately $717,000 and $4.2 million, respectively. Unrecognized compensation will be amortized on a straight-line basis over a weighted-average period of approximately 1.15 years for stock options and approximately 2.87 years for RSUs.

Stock Option and RSU Activity

The following is a summary of option activity for the Company’s equity incentive plans, including both the 2008 Plan and other prior plans for which there are outstanding options but no new grants since the 2008 Plan was adopted:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term, in Years
Outstanding, December 31, 2014	8,801,160	$2.35	5.91
Granted	-
Exercised	(32,747)	$0.96
Forfeited/Expired	(522,885)	$3.12
Ending balance, June 28, 2015	8,245,528	$2.31	5.37

Vested and exercisable and expected to vest, June 28, 2015	8,227,603	$2.31	5.37

Vested and exercisable, June 28, 2015	7,661,443	$2.33	5.23

The aggregate intrinsic value of options vested, exercisable and expected to vest, based on the fair value of the underlying stock options as of June 28, 2015 was approximately $1.3 million. The aggregate intrinsic value reflects the difference between the exercise price of the underlying stock options and the Company’s closing share price of $1.60 as of June 26, 2015.

The total intrinsic value of options exercised during the six months ended June 28, 2015 was approximately $11,000. During the six months ended June 29, 2014, total intrinsic value of options exercised was approximately $18,000.

RSUs are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. Typically, vesting of RSUs is subject to the employee’s continuing service to the Company. RSUs generally vest over a period of three quarters to four years and are expensed ratably on a straight line basis over their respective vesting period net of estimated forfeitures. The fair value of the RSUs granted is the product of the number of shares granted and the grant date fair value of the Company’s common stock.

The following is a summary of RSU activity for the indicated periods:

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Vesting Term, Years	Aggregate Intrinsic Value
				(In thousands)
Outstanding, December 31, 2014	1,915,858	$1.55	3.11	$1,990
Granted	2,815,822	1.25
Released	(980,899)	1.37
Forfeited/expired	(100,137)	1.91
Outstanding, June 28, 2015	3,650,644	$1.36	2.87	$5,841

The majority of the RSUs that vested in the six months ended June 28, 2015 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were based on the value of the RSUs on their vesting date as determined by the Company’s closing stock price. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company. For the six months ended June 28, 2015, 980,899 shares of RSUs vested with an intrinsic value of approximately $1.4 million. The Company withheld 351,000 shares to satisfy approximately $501,000 of employees’ minimum tax obligation on the vested RSUs.

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

The following is a summary of the restructuring activity (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Beginning balance	$-	$-	$-	$30
Charges	-	307	-	307
Uses and adjustments	-	(307)	-	(337)
Ending balance	$-	$-	$-	$-

The Company did not have any restructuring activity during the three and six months ended June 28, 2015.

NOTE 8— INVESTMENT IN UNCONSOLIDATED AFFILIATE

In February 2014, together with CPqD, the Company incepted a new joint venture, named BrP, of which the Company owns 49% and CPqD owns 51% of BrP.  It is based in Campinas, Brazil. BrP will be a provider of advanced high-speed devices for optical communications and integrated transceiver components for information networks. It is engaged in research and development of SiPh advanced electro-optical products.  The Company transferred into BrP its knowledge-base and intellectual property of TFPSTM technology. The Company transferred to CPqD, its inventory related to the TFPSTM platform and the complete production line equipment that previously resided at its Bothell, Washington, facility for CPqD to use for the BrP joint venture.  As of the transfer date, the Company’s net book value of the inventory and property and equipment was $245,000 and $211,000, respectively.  During the second quarter of 2015, the Company made an additional capital contribution of $3,000 pursuant BrP’s Amended Articles of Association which resulted in a $459,000 investment in BrP.

For the three and six months ended June 28, 2015, the Company’s allocated portion of BrP’s results was a loss of $3,000.
For the three and six months ended June 29, 2014, the Company’s allocated portion of BrP’s results was a loss of $331,000.

Since the Company’s share of the loss exceeded the Company’s carrying cost of its investment in BrP, the Company’s investment in an unconsolidated affiliate was written down to zero as of December 31, 2014 and June 28, 2015.

NOTE 9—INCOME TAXES

The Company recorded a provision for income taxes of $16,000 and $25,000 for the three and six months ended June 28, 2015, respectively, and $21,000 and $31,000 for the three and six months ended June 29, 2014, respectively. The Company’s effective tax for the three months ended June 28, 2015 was 3% based upon the Company’s income before provision for income taxes.

The income tax provision for the three and six months ended June 28, 2015 and June 29, 2014 was due primarily to state taxes and foreign taxes due. The Company has incurred book losses in most tax jurisdictions except Switzerland and has a full valuation allowance against such losses.

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such a determination, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. In order to support a conclusion that a valuation allowance is not needed, positive evidence of sufficient quantity and quality is necessary to overcome negative evidence. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding realization of the asset including lack of profitability through June 28, 2015 and the uncertainty over future operating profitability and taxable income. The Company will continue to evaluate the potential realization of the deferred tax assets on a quarterly basis.

The Company files tax returns in the U.S. federal, U.S. state and foreign tax jurisdictions.  The Company’s major tax jurisdictions are the U.S., California, Switzerland, Germany, Israel and Japan. The Company’s fiscal years through June 28, 2015 remain subject to examination by the tax authorities for U.S. federal, U.S. state and foreign tax purpose.

NOTE 10—NET INCOME (LOSS) PER SHARE

The following table summarizes total securities outstanding which were not included in the calculation of diluted net income (loss) per share because to do so would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Stock options and RSUs	6,013,177	12,276,382	11,896,172	12,276,382
Common stock warrants	156,162	683,240	158,240	683,240
Total	6,169,339	12,959,622	12,054,412	12,959,622

NOTE 11—SEGMENT AND GEOGRAPHIC INFORMATION

The Company has determined that it operates as a single operating and reportable segment. The following tables reflect the results of the Company’s reportable segment consistent with the management system used by the Company’s Chief Executive Officer, the chief operating decision maker.

The following table summarizes revenue by geographic region (in thousands):

	Three Months Ended					Six Months Ended
	June 28, 2015		June 29, 2014		June 28, 2015		June 29, 2014
North America	$3,231	33%	$1,875	23%	$6,262	33%	$4,102	27%
Asia	2,757	28%	2,456	31%	5,576	30%	4,614	30%
Europe	3,702	38%	3,647	45%	6,655	35%	6,556	42%
Other	150	1%	59	1%	407	2%	151	1%
	$9,840	100%	$8,037	100%	$18,900	100%	$15,423	100%

The Company determines geographic location of its revenue based upon the destination of shipments of its products.

For the three months ended June 28, 2015, two customers accounted for greater than 10% of total revenue and combined they accounted for 40% of total revenue, of which the largest accounted for 25% of the Company’s total revenue. For the three months ended June 29, 2014, two customers accounted for greater than 10% of total revenue and combined they accounted for 35% of total revenue, of which the largest accounted for 24% of the Company’s total revenue.

For the six months ended June 28, 2015, three customers accounted for 50% of total revenue, of which the largest accounted for 27% of the Company’s total revenue. For the six months ended June 29, 2014, one customer accounted for 26% of total revenue.

During the three months ended June 28, 2015, the United States, Italy, and Hong Kong accounted for 31%, 31%, and 13% of total revenue, respectively. During the three months ended June 29, 2014, Italy and the United States accounted for 36% and 20% of total revenue, respectively. No other countries accounted for more than 10% of the Company’s total revenue during the three months ended June 28, 2015 and June 29, 2014.

During the six months ended June 28, 2015, Italy, the United States, and Hong Kong accounted for 30%, 29%, and 13% of total revenue, respectively. During the six months ended June 29, 2014, Italy, the United States, and Japan accounted for 36%, 24%, and 10% of total revenue, respectively. No other countries accounted for more than 10% of the Company’s total revenue during the six months ended June 28, 2015 and June 29, 2014.

The following table summarizes revenue by product line (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
HSC	$6,586	$5,609	$12,787	$10,891
Industrial	3,254	2,428	6,113	4,532
Total revenue	$9,840	$8,037	$18,900	$15,423

The following table summarizes long-lived assets by country (in thousands):

	June 28, 2015		December 31, 2014
United States	$2,147	93%	$1,687	88%
Switzerland	162	7%	229	12%
	$2,309	100%	$1,916	100%

Long-lived assets, comprised of property and equipment, are reported based on the location of the assets as of each balance sheet date.

NOTE 12—COMMITMENTS AND CONTINGENCIES

Commitments

Leases

The Company leases its domestic and foreign sales offices under non-cancelable operating leases. These leases contain various expiration dates and renewal options.  The Company also leases certain software licenses under operating leases. Total facilities rent expense for the three and six months ended June 28, 2015 was $117,000 and 228,000, respectively, and for the three and six months ended June 29, 2014 was $93,000 and $234,000, respectively.

As of April 2014, the Company moved out of its Bothell, Washington facility which comprised 11,666 square feet and entered into a one-year lease located in Bellevue, Washington which comprises approximately 2,100 square feet. In April 2015, the Company entered into a new one-year lease located in Bellevue, Washington which comprises approximately 1,951 square feet.

Aggregate non-cancelable future minimum rental payments under capital and operating leases are as follows (in thousands):

	Capital Leases	Operating Leases
Years ending December 31,	Minimum lease payments	Minimum lease payments
2015 (remainder of year)	$2	$259
2016	3	516
2017	3	130
2018	-	73
2019	-	73
Thereafter	-	61
Total minimum lease payments	8	$1,112
Less: Amount representing interest	-
Total capital lease obligations	8
Less: current portion	(3)
Long-term portion of capital lease obligations	$5

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

NOTE 13—RECENT ACCOUNTING PRONOUNCEMENTS

In July 2015, the Financial Accounting Standard Board issued an accounting standard applicable to inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This standard is effective for annual reporting periods beginning after December 15, 2016 and early adoption is permitted. The Company is currently evaluating the impact of the adoption on the Company’s condensed consolidated financial statements.

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

Overview

We are a leading fabless supplier of high speed semiconductor components that enable end-to-end information streaming over the networks.  Our products address the needs of emerging high-growth markets, such as long haul and metro telecommunications (telecom) applications as well as Cloud data communications (datacom) and datacenter connectivity, point-to-point wireless backhaul, and interactive high speed applications for the consumer electronics, industrial, defense and avionics industries. We focus on the specification, design, development and sale of analog semiconductor integrated circuits (ICs), multi-chip-modules (MCM) solutions, and digital and mixed signal application-specific integrated circuits (ASICs), as well as wireless communications ICs, millimeter monolithic microwave integrated circuits (MMICs) and modules. We believe we are an industry leader in the fast growing market for electronic solutions that enable high-speed optical and wireless connections that are found in telecom, datacom and storage systems, and intend to maintain this position in consumer electronics and computing systems.

The business is made up of two product lines: our High-Speed Communications (HSC) product line and our Industrial product line. Our products are highly customized and typically developed in partnership with key ‘Lighthouse” customers, generating engineering project revenues through the development stage and larger future product revenues through these customers and general market availability.

Through our HSC product line, we offer a broad portfolio of high performance optical and wireless components to telecom and datacom customers, including (i) mixed signal radio frequency integrated circuits (RFIC); (ii) 10 to 400 gigabit per second (Gbps) laser and optical drivers and trans-impedance amplifiers (TIA) for telecom, datacom, and consumer electronic applications; (iii) power amplifiers and transceivers for MMIC wireless applications including power amplifiers and transceiver chips at frequencies higher than 50 GHz; (iv) integrated systems in a package (SIP) solutions for both fiber-optic and wireless applications; and (v) radio frequency (RF) chips for various consumer applications such as global navigation satellite systems (GNSS).

Through our Industrial product line, we offer a wide range of digital and mixed-signal application specific integrated circuit (ASIC) solutions for industrial applications used in the military, avionics, medical and communications markets.

Since inception in July 2007, we have expanded our customer base by acquiring and integrating seven businesses with complementary products and customers. In so doing, we have expanded our device product line in multiple areas, growing our communication device offering from a few leading 10 Gbps ultra-long haul optical drivers, to a line of products that includes: drivers and TIAs for 2 to 400 Gbps optical applications; power amplifiers; transceiver devices for 50 to 100 GHz; and custom ASICs spanning 0.6um to 40nm technology nodes. Our worldwide direct sales force is supported by a significant number of channel representatives and distributors that sell our products throughout North America, South America, Europe, Japan and Asia.

During the third quarter of 2014, we acquired substantially all of the assets of Tahoe RF Semiconductor, Inc. (Tahoe RF) by assuming at that time approximately $446,000 of liabilities of Tahoe RF. During the first quarter of 2015, the Company assumed an additional $89,000 related to tax and legal expenses which resulted in an increase of Tahoe RF’s goodwill to $535,000. Through the acquisition, we have added 8 employees to our team, who are primarily High-Speed and High-Frequency SiGe RF engineers.

Historically, we have incurred net losses. For the six months ended June 28, 2015 and the years ended December 31, 2014 and 2013, we incurred net losses of $114,000, $5.8 million and $1.9 million, respectively. However for the quarter ended June 28, 2015, we had a profit of $522,000 for the first time in the Company’s history. For the six months ended June 28, 2015 and the years ended December 31, 2014 and 2013, we had cash inflows from operations of $1.5 million, $2,000 and $3.3 million, respectively.  As of June 28, 2015, we had an accumulated deficit of $102.4 million.

Results of Operations

Revenue

Revenue for the periods reported was as follows (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Product	$9,405	$7,201	$17,966	$13,880
Development fees and other	435	836	934	1,543
Total revenue	$9,840	$8,037	$18,900	$15,423
Increase period over period	$1,803		$3,477
Percentage increase, period over period	22%		23%

Total revenue for the three months ended June 28, 2015 was $9.8 million, an increase of $1.8 million or 22%, compared with $8.0 million for the three months ended June 29, 2014. For the three months ended June 28, 2015, 96% of our revenue was contributed by product revenue and 4% of our revenue was contributed by development fees and other revenue. For the three months ended June 29, 2014, 90% of our revenue was contributed by product revenue and 10% of our revenue was contributed by development fees and other revenue.

Product revenue for the three months ended June 28, 2015 was $9.4 million, an increase of $2.2 million or 31%, compared with $7.2 million for the three months ended June 29, 2014. The increase in product revenue during the three months ended June 28, 2015 was due to the increased demand for both our HSC and Industrial product lines.

Development fees and other revenue for the three months ended June 28, 2015 was $435,000, a decrease of $401,000 or 48%, compared with $836,000 for the three months ended June 29, 2014. We experienced a decrease in development fees and other revenue primarily due to the increase in deployment in production of products that were developed over the last year using those development fees.

Total revenue for the six months ended June 28, 2015 was $18.9 million, an increase of $3.5 million or 23%, compared with $15.4 million for the six months ended June 29, 2014. For the six months ended June 28, 2015, 95% of our revenue was contributed by product revenue and 5% of our revenue was contributed by development fees and other revenue. For the six months ended June 29, 2014, 90% of our revenue was contributed by product revenue and 10% of our revenue was contributed by development fees and other revenue.

Product revenue for the six months ended June 28, 2015 was $18.0 million, an increase of $4.1 million or 29%, compared with $13.9 million for the six months ended June 29, 2014. The increase in product revenue during the six months ended June 28, 2015 was due to increased revenue from both our HSC and Industrial product lines.

Development fees and other revenue for the six months ended June 28, 2015 was $934,000, a decrease of $609,000 or 39%, compared with $1.5 million for the six months ended June 29, 2014. We experienced a decrease in development fees and other revenue primarily due to the increase in deployment in production of products that were developed over the last year using those development fees.

Cost of Revenue and Gross Profit

Cost of revenue and gross profit for the periods presented was as follows (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Total cost of revenue	$3,611	$3,487	$7,278	$6,613
Gross profit	$6,229	$4,550	$11,622	$8,810
Gross margin	63%	57%	61%	57%
Increase, period over period	1,679		2,812
Percentage increase, period over period	37%		32%

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

Gross profit for the three months ended June 28, 2015 was $6.2 million, or a gross margin of 63%, compared to a gross profit of $4.6 million, or a gross margin of 57%, for the three months ended June 29, 2014. The increase in gross margin is primarily due to change in product mix and improved production efficiencies.

Gross profit for the six months ended June 28, 2015 was $11.6 million, or a gross margin of 61%, compared to a gross profit of $8.8 million, or a gross margin of 57%, for the six months ended June 29, 2014. The increase in gross margin is primarily due to change in product mix and improved production efficiencies.

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

Development project revenue and other non-product revenue for the three months ended June 28, 2015 was $435,000 compared with $836,000 for the three months ended June 29, 2014. Excluding the revenue and gross profit associated with development programs and other non-product revenue, gross margin was 62% and 52% for the three months ended June 28, 2015 and June 29, 2014, respectively.

Development project revenue and other non-product revenue for the six months ended June 28, 2015 was $934,000 compared with $1.5 million for the six months ended June 29, 2014. Excluding the revenue and gross profit associated with development programs and other non-product revenue, gross margin was 59% and 52% for the six months ended June 28, 2015 and June 29, 2014, respectively.

Research and Development Expense

Research and development expense for the periods presented was as follows (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Research and development expense	$3,224	$3,358	$6,472	$7,100
Percentage of revenue	33%	42%	34%	46%
Decrease, period over period	$(134)		$(628)
Percentage decrease, period over period	-4%		-9%

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

Research and development expense for the three months ended June 28, 2015 was $3.2 million compared to $3.4 million for the three months ended June 29, 2014, a decrease of $134,000 or 4%. Research and development costs decreased as compared to the second quarter of 2014 primarily due to a $333,000 decrease in project related expenses which was partially offset by a $217,000 increase in personnel related expenses.

Research and development expense for the six months ended June 28, 2015 was $6.5 million compared to $7.1 million for the six months ended June 29, 2014, a decrease of $628,000 or 9%. Research and development costs decreased as compared to 2014 primarily due to a $972,000 decrease in project related expenses which was partially offset by a $603,000 increase in personnel related expenses.

We expect research and development expense to increase in absolute dollars but maintain the same level or slightly decrease as percentage of revenue from the second quarter of 2015 to the third quarter of 2015.

Selling, General and Administrative Expense

Selling, general and administrative expense for the periods presented was as follows (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Selling, general and administrative expense	$2,442	$2,567	$5,212	$4,965
Percentage of revenue	25%	32%	28%	32%
Increase (decrease), period over period	$(125)		$247
Percentage increase (decrease), period over period	-5%		5%

Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, accounting, finance, sales, marketing and administration personnel, professional fees, allocated facilities costs, promotional activities and expenses related to stock-based compensation.

Selling, general and administrative expense for the three months ended June 28, 2015 was $2.4 million compared to $2.6 million for the three months ended June 29, 2014 a decrease of $125,000 or 5%. Selling, general and administrative expense decreased as compared to the second quarter of 2014 primarily due to a $213,000 decrease in personnel related expenses which was partially offset by a $71,000 increase in stock-based compensation.

Selling, general and administrative expense for the six months ended June 28, 2015 was $5.2 million compared to $5.0 million for the six months ended June 29, 2014, an increase of $247,000 or 5%. Selling, general and administrative expense increased as compared to 2014 primarily due to a $102,000 increase in personnel related expenses, a $50,000 increase in stock administration fees, and $47,000 increase in legal expenses.

We expect selling, general and administrative expense to increase in absolute dollars but maintain the same level or slightly decrease as percentage of revenue from the second quarter of 2015 to the third quarter of 2015.

Restructuring Expense, Net

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Restructuring expense	$-	$307	$-	$307

During the three months and six months ended June 28, 2015, we recorded no restructuring expenses.

During the three and six months ended June 29, 2014, we recorded $307,000 in restructuring expenses in order to end our lease in the Bothell, Washington location and reduce our headcount. The components of the restructuring charge included $43,000 of cash expenses for cleanup services, $210,000 of restricted cash and rent deposit forfeiture to move out of the Bothell facility, $45,000 of cash expenses for severance, benefits and payroll taxes and other costs associated with employee terminations, and $9,000 of non-cash expenses associated with the acceleration restricted stock units (“RSUs”).

Interest Expense, Net and Other Income, Net

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Interest expense, net	$(3)	$(10)	$(6)	$(27)
Other income (expense), net	(19)	-	(18)	10
Total	$(22)	$(10)	$(24)	$(17)

Interest expense, net and other income, net consist primarily of gains and losses related to foreign currency transactions, gains and losses related to property and equipment disposals, interest on line of credit borrowings, interest on capital leases and amortization of loan fees in connection with our Silicon Valley Bank line of credit and loan.

Interest expense, net for the three months ended June 28, 2015 was $3,000 compared to $10,000 for the three months ended June 29, 2014. Interest expense, net decreased as compared to the second quarter of 2014 primarily due to an $8,000 decrease in interest on capital leases.

Interest expense, net for the six months ended June 28, 2015 was $6,000 compared to $27,000 for the six months ended June 29, 2014. Interest expense, net decreased as compared to the second quarter of 2014, primarily due to a $20,000 decrease in interest on capital leases.

Provision for Income Taxes

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Provision for income taxes	$16	$21	$25	$31
Decrease, period over period	$(5)		$(6)
Percentage decrease, period over period	-24%		-19%

Income tax expense was $16,000 and $21,000 for three months ended June 28, 2015 and June 29, 2014, respectively. Our effective tax rate was 3% for three months ended June 28, 2015 based upon our income before provision for income taxes.  The income tax provision for the three months ended June 28, 2015 and June 29, 2014 were due primarily to state taxes and foreign taxes due. We have incurred book losses in all tax jurisdictions except Switzerland and have a full valuation allowance against such losses.

Income tax expense was $25,000 and $31,000 for six months ended June 28, 2015 and June 29, 2014, respectively. The income tax provision for the six months ended June 28, 2015 and June 29, 2014 were due primarily to state taxes and foreign taxes due. We have incurred book losses in all tax jurisdictions except Switzerland and have a full valuation allowance against such losses.

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

For the three and six months ended June 28, 2015, our allocated portion of BrP’s operating results was a loss of $3,000, respectively.  For the three and six months ended June 29, 2014, our allocated portion of BrP’s operating results was a loss of $331,000, respectively.

Liquidity and Capital Resources

Cash and cash equivalents and cash flow data for the periods presented were as follows (in thousands):

	June 28, 2015	December 31, 2014
Cash and cash equivalents	$18,382	$18,438

	Six Months Ended
	June 28, 2015	June 29, 2014
Net cash provided by (used in) operating activities	$1,499	$(738)
Net cash used in investing activities	$(1,118)	$(682)
Net cash used in financing activities	$(471)	$(407)

Operating Activities

Operating activities provided cash of $1.5 million in the six months ended June 28, 2015. Our net income from continuing operations, adjusted for depreciation, stock-based compensation, equity in earnings of unconsolidated affiliate, non-cash restructuring expense and other non-cash items, was $3.9 million. The remaining use of $2.4 million of cash was primarily due to an increase in inventories of $1.7 million, an increase in prepaid and other current assets of $888,000, and a decrease in other current liabilities of $381,000, which were partially offset by an increase in accrued compensation of $491,000, a decrease of accounts receivable of $112,000, and an increase in other long-term liabilities of $104,000.

Operating activities used cash of $738,000 in the six months ended June 29, 2014. Our net income from continuing operations, adjusted for depreciation, stock-based compensation, equity in earnings of unconsolidated affiliate, non-cash restructuring expense and other non-cash items, was $545,000. The remaining use of $1.3 million of cash was primarily due to an increase in accounts receivable, net of $2.0 million, an increase in prepaid and other current assets of $582,000, a decrease in accrued compensation of $268,000 and a decrease in other current liabilities of $248,000, which were partially offset by an increase in accounts payable of $1.8 million.

Investing Activities

Net cash used in investing activities for the six months ended June 28, 2015 was $1.1 million and consisted of purchases of property and equipment.

Net cash used in investing activities for the six months ended June 29, 2014 was $682,000 and consisted of purchases of property and equipment.

Financing Activities

Net cash used in financing activities for the six months ended June 28, 2015 was $471,000 and consisted primarily of $501,000 of taxes paid related to net share settlement of restricted stock units.

Net cash provided by financing activities for the six months ended June 29, 2014 was $407,000 and consisted primarily of $266,000 of taxes paid related to net share settlement of restricted stock units and $181,000 for capital lease payments.

Material Commitments

The following table summarizes our future net cash obligations for current debt, operating leases, and capital leases, in thousands of dollars, as of June 28, 2015:

Contractual Obligations at June 28, 2015:	Total	Less than One Year	One to Three Years	Three to Five Years
Operating lease obligations	$1,112	$538	$403	$171
Capital lease obligations (including interest)	8	3	5	-
Total	$1,120	$541	$408	$171

Except for the future cash obligations above, GigOptix did not have any material commitments for capital expenditures as of June 28, 2015.

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our CEO and CFO have evaluated the effectiveness of our disclosure controls and procedures as of June 28, 2015 and have concluded that these controls and procedures were effective. We believe that a control system, no matter how well designed and operated, can only provide reasonable assurance and cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our CEO and CFO have concluded that our consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States

Changes in Internal Control over Financial Reporting

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

Historically, we have incurred net losses. While we had net income for the three months ended June 28, 2015 of $522,000, for the six months ended June 28, 2015 and the years ended December 31, 2014 and 2013, we incurred net losses of $114,000, $5.8 million and $1.9 million, respectively. For the six months ended June 28, 2015 and for the years ended December 31, 2014 and 2013, we had cash inflows from operations of $1.5 million, $2,000 and $3.3 million, respectively. As of June 28, 2015, we had an accumulated deficit of $102.4 million. We expect development, sales and other operating expenses to increase in the future as we expand our business. If our revenue does not grow to offset these current expenses, we may not be profitable. In fact, in future quarters we may not have any revenue growth and our revenues could decline. Furthermore, if our operating expenses exceed expectations, financial performance will be adversely affected and we may continue to incur significant losses in the future.

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

For the six months ended June 28, 2015, three customers accounted for 50% of total revenue. For the six months ended June 29, 2014, one customer accounted for 26% of our total revenue. No other customers accounted for more than 10% of total revenue during the six months ended June 28, 2015 and June 29, 2014.

We could suffer unrecoverable losses on our customers’ accounts receivable, which would adversely affect our financial results.

Our operating cash flows are dependent on the continued collection of receivables. Although our accounts receivable as of June 28, 2015 decreased by $112,000, or 1%, compared to the balance as of December 31, 2014 we have not had significant uncollectable accounts. However, if a customer is unable to or refuses to pay, we could suffer additional accounting losses as well as a reduction in liquidity. A significant increase in uncollectible accounts would have an adverse impact on our business, liquidity and financial results.

Our business is subject to foreign currency risk.

Sales to customers located outside the United States comprised 71% and 76% of our revenue for the six months ended June 28, 2015 and June 29, 2014, respectively. In addition, we have four subsidiaries overseas (Japan, Israel, Switzerland and Germany) that record their operating expenses in a foreign currency.  Since sales of our products have been denominated to date primarily in U.S. dollars, increases in the value of the U.S. dollar could increase the price of our products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales. Future international activity may result in increased foreign currency denominated sales. Gains and losses on the conversion to U.S. dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in GigOptix’ results of operations. We currently do not have hedging or other programs in place to protect against adverse changes in the value of the U.S. dollar as compared to other currencies to minimize potential adverse effects.

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit Number	Description

10.1	Second Amendment to Second Amended and Restated Loan and Security Agreement, dated as of May 15, 2015. Filed previously with the Registrant’s Current Report on Form 8-K filed May 18, 2015.

31.1*	Chief Executive Officer certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

GIGOPTIX, INC.

Date: August 06, 2015	/S/ Avi S. Katz
Dr. Avi S. Katz Chief Executive Officer and Chairman of the Board

Date: August 06, 2015	/S/ Darren Ma
Darren Ma Chief Financial Officer