Form 10-Q
period 2015-09-27
GigOptix, Inc.
filed 2015-11-05
CIK 1432150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2015

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

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

The number of shares of Common Stock outstanding as of October 30, 2015, the most recent practicable date prior to the filing of this Quarterly Report on Form 10-Q was 44,123,591 shares.

PART I
FINANCIAL INFORMATION
GIGOPTIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 27,	December 31,
	2015	2014
ASSETS	(Unaudited)	(1)
Current assets:
Cash and cash equivalents	$35,021	$18,438
Accounts receivable, net	9,550	7,955
Inventories	6,820	5,139
Prepaid and other current assets	639	433
Total current assets	52,030	31,965
Property and equipment, net	2,446	1,916
Intangible assets, net	1,724	2,394
Goodwill	10,395	10,306
Restricted cash	53	53
Other assets	132	116
Total assets	$66,780	$46,750

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,405	$2,731
Accrued compensation	1,731	730
Other current liabilities	2,449	2,902
Total current liabilities	6,585	6,363
Pension liabilities	329	326
Other long term liabilities	590	556
Total liabilities	7,504	7,245
Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of September 27, 2015 and December 31, 2014, respectively	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 44,757,961 and 33,112,086 shares issued and outstanding as of September 27, 2015 and December 31, 2014, respectively	44	32
Additional paid-in capital	162,488	143,661
Treasury stock, at cost; 701,754 shares as of September 27, 2015 and December 31, 2014	(2,209)	(2,209)
Accumulated other comprehensive income	301	285
Accumulated deficit	(101,348)	(102,264)
Total stockholders’ equity	59,276	39,505
Total liabilities and stockholders’ equity	$66,780	$46,750

See accompanying Notes to Condensed Consolidated Financial Statements

(1)	The condensed consolidated balance sheet as of December 31, 2014 has been derived from the audited consolidated financial statements as of that date.

GIGOPTIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Total revenue	$10,419	$8,484	$29,319	$23,907
Total cost of revenue	3,762	3,482	11,040	10,095
Gross profit	6,657	5,002	18,279	13,812
Operating expenses
Research and development expense	3,100	3,257	9,572	10,357
Selling, general and administrative expense	2,468	2,388	7,680	7,353
Restructuring expense, net	-	36	-	343
Total operating expenses	5,568	5,681	17,252	18,053
Income (loss) from operations	1,089	(679)	1,027	(4,241)
Interest expense, net	(6)	(9)	(12)	(36)
Other income (expense), net	(5)	35	(23)	45
Income (loss) before provision for income taxes	1,078	(653)	992	(4,232)
Provision for income taxes	48	8	73	39
Income (loss) from consolidated companies	1,030	(661)	919	(4,271)
Loss on equity investment	-	125	3	456
Net income (loss)	$1,030	$(786)	$916	$(4,727)

Net income (loss) per share—basic	$0.03	$(0.02)	$0.03	$(0.15)
Net income (loss) per share—diluted	$0.03	$(0.02)	$0.03	$(0.15)

Weighted average number of shares used in basic net income (loss) per share calculations	36,769	31,866	34,060	31,636
Weighted average number of shares used in diluted net income (loss) per share calculations	38,497	31,866	35,109	31,636

See accompanying Notes to Condensed Consolidated Financial Statements

GIGOPTIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Net income (loss)	$1,030	$(786)	$916	$(4,727)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	13	(37)	16	(49)
Other comprehensive income (loss), net of tax	13	(37)	16	(49)
Comprehensive income (loss)	$1,043	$(823)	$932	$(4,776)

See accompanying Notes to Condensed Consolidated Financial Statements

GIGOPTIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 27,	September 28,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$916	$(4,727)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,644	2,736
Stock-based compensation	3,132	3,195
Change in fair value of warrants	6	(7)
Loss on property and equipment	-	8
Non-cash restructuring expense	-	210
Loss on equity investment	3	456
Changes in operating assets and liabilities:
Accounts receivable	(1,595)	(2,686)
Inventories	(1,681)	351
Prepaid and other current assets	(1,052)	(726)
Other assets	(19)	24
Accounts payable	(580)	916
Accrued restructuring	-	(3)
Accrued compensation	1,001	(118)
Other current liabilities	(582)	(419)
Other long-term liabilities	36	(22)
Net cash provided by (used in) operating activities	2,229	(812)
Cash flows from investing activities:
Purchases of property and equipment	(1,398)	(786)
Net cash used in investing activities	(1,398)	(786)
Cash flows from financing activities:
Proceeds from public offering of stock, net of costs	16,483	-
Proceeds from the exercise of stock options	113	231
Taxes paid related to net share settlement of restricted stock units	(857)	(379)
Payment of debt assumed in acquisition	-	(176)
Repayment of capital lease	(3)	(283)
Net cash provided by (used in) financing activities	15,736	(607)
Effect of exchange rates on cash and cash equivalents	16	(53)
Net increase (decrease) in cash and cash equivalents	16,583	(2,258)
Cash and cash equivalents, beginning of period	18,438	20,377
Cash and cash equivalents, end of period	$35,021	$18,119
Supplemental disclosure of cash flow information
Interest paid	$15	$37
Property and equipment acquired with accounts payable	$330	$137
Investment in unconsolidated affiliate acquired with property and equipment and inventories	$-	$456
Liabilities assumed in acquisition	$-	$446

See accompanying Notes to Condensed Consolidated Financial Statements

GIGOPTIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

Organization

GigOptix Inc. (“GigOptix” or the “Company”) is a lead fabless semiconductor designer, developer, and global supplier of broad range of analog, digital, and mixed signal components to enable high speed information streaming over the telecom networks, datacom infrastructure, and consumer electronics links. Our ability to innovate and create differentiated products is based on deployment of various semiconductor technologies that span from III-V compounds to SiGe-BiCMOS and CMOS based device designs. GigOptix’ product portfolio provides high speed solutions in markets such as fiber-optics telecom, wireless backhaul, datacom and consumer electronics, mil-aero, instrumentation, and medical equipment, for applications such as linecards and transponders, active optical cables and pluggables, point-to-point wireless radios, military electronic warfare systems, avionics electronics, GPS systems, and diverse medical equipment, such as ultrasound imaging, X-Ray, MRI, CT Scan, and Defibrillators.

The business comprises two product lines: the High-Speed Communications (“HSC”) product line and the Industrial product line.  Its products are highly customized and typically developed in partnership with key “Lighthouse” customers, generating engineering project revenues through the development stage and larger future product revenues through these customers and general market availability.

The HSC product line offers a broad portfolio of high performance semiconductor devices and multi-chip-modules (“MCMs”) aimed predominantly at the telecom, datacom, consumer-electronics, and wireless markets, and includes, among others, (i) 100 to 400 gigabit per second (“Gbps”) laser and optical-modulator drivers, and trans-impedance amplifier (“TIA”) devices; (ii) 10-100 Gbps Clock-data-recovery (“CDR”) devices; (iii) mixed signal radio frequency integrated circuits (“RFIC”) at 50 GHz and above; (iv) power amplifiers and transceivers, as well as monolithic microwave integrated circuits (“MMIC”), for microwave and wireless applications at frequencies higher than 50 GHz; (v) integrated systems in a package (“SIP”) solutions for both fiber-optic and wireless communication systems; and (vi) radio frequency (“RF”) chips for various consumer applications, such as global navigation satellite systems (“GNSS”).

The Industrial product line offers a wide range of digital and mixed-signal application specific integrated circuit (“ASIC”) solutions for various industrial applications used in the military, avionics, automotive, security and surveillance, medical and communications markets.

GigOptix, Inc., the successor to GigOptix LLC, was formed as a Delaware corporation in March 2008 in order to facilitate a combination between GigOptix LLC and Lumera Corporation (“Lumera”). Before the combination, GigOptix LLC was formed through the acquisition of the assets of iTerra Communications LLC in July 2007 (“iTerra”) and followed by the acquisition of Helix Semiconductors AG (“Helix”) in January 2008. On November 9, 2009, GigOptix Inc. acquired ChipX, Incorporated (“ChipX”). On June 17, 2011, GigOptix Inc. acquired Endwave Corporation (“Endwave”). As a result of the acquisitions, Helix, Lumera, ChipX and Endwave all became wholly owned subsidiaries of GigOptix. In March 2013, the Company established a German wholly owned subsidiary, GigOptix GmbH, which is currently in the process of being dissolved.

In February 2014, together with Fundação CPqD – Centro De Pesquisa e Desenvolvimento em Telecomunicações (“CPqD”), GigOptix Inc. formed a new joint venture, of which the Company owns 49% and CPqD owns 51%, BrPhotonics Produtos Optoeletrônicos LTDA. (“BrP”), based in Campinas, Brazil, which will be a provider of advanced high-speed devices for optical communications and integrated transceiver components that enable information streaming over fiber-optics communication networks. This joint venture is also engaged in research and development of Silicon-Photonics (“SiPh”) advanced electro-optical products. During the second quarter of 2014, the Company transferred all of its inventory and assets related to the Thin Film Polymer on Silicon (“TFPSTM”) platform and the production line equipment for use by BrP (see also Note 8).

In June 2014, GigOptix Inc. acquired, for cash only by way of assuming specified liabilities, substantially all of the assets of Tahoe RF Semiconductor, Inc. (“Tahoe RF”).

In June 2015, the Company established a Japanese wholly owned subsidiary, GigOptix Japan GK.

On September 22, 2015, the Company announced signing a definitive agreement to acquire Terasquare, Co. Ltd., a Seoul, Korea-based, fabless semiconductor company and provider of low power, CMOS high speed communication interface semiconductors for 100Gbps Ethernet, Fiber Channel, and EDR Infiniband applications. The acquisition closed subsequent to the end of the quarter on September 30, 2015, and the acquired entity has been renamed GigOptix-Terasquare-Korea (GTK) Co., Ltd.

 Basis of Presentation

The Company’s fiscal year ends on December 31. For quarterly reporting, the Company employs a five-week month, four-week month, four-week month, reporting period. The third quarter of 2015 ended on Sunday, September 27, 2015. The third quarter of 2014 ended on Sunday, September 28, 2014. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements as of September 27, 2015 and for the three and nine months ended September 27, 2015 and September 28, 2014, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions of Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. The statements include the accounts of the Company and all of its subsidiaries and they do not include all of the information and footnotes required by such accounting principles for annual financial statements. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of September 27, 2015, the results of operations for the three and nine months ended September 27, 2015 and September 28, 2014, and cash flows for the nine months ended September 27, 2015 and September 28, 2014. The condensed consolidated results of operations for the three and nine months ended September 27, 2015 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2015. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the 2014 Annual Report on Form 10-K.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported periods. These judgments can be subjective and complex, and consequently, actual results could differ materially from those estimates and assumptions. Descriptions of these estimates and assumptions are included in the 2014 Annual Report on Form 10-K and the Company encourages you to read its 2014 Annual Report on Form 10-K for more information about such estimates and assumptions.

NOTE 2—BALANCE SHEET COMPONENTS

Accounts receivable, net consisted of the following (in thousands):

	September 27,	December 31,
	2015	2014
Accounts receivable	$9,605	$8,003
Allowance for doubtful accounts	(55)	(48)
	$9,550	$7,955

Inventories consisted of the following (in thousands):

	September 27,	December 31,
	2015	2014
Raw materials	$3,010	$1,676
Work in process	1,941	1,421
Finished goods	1,869	2,042
	$6,820	$5,139

Property and equipment, net consisted of the following (in thousands, except depreciable life):

	Life	September 27,	December 31,
	(In years)	2015	2014
Network and laboratory equipment	3 – 5	$12,872	$11,252
Computer software and equipment	2 – 3	3,910	3,877
Furniture and fixtures	3 – 7	165	165
Office equipment	3 – 5	131	131
Leasehold improvements	1 – 5	305	276
		17,383	15,701
Accumulated depreciation and amortization		(14,937)	(13,785)
Property and equipment, net		$2,446	$1,916

For the three and nine months ended September 27, 2015, depreciation expense related to property and equipment was $332,000 and $1.1 million, respectively. For the three and nine months ended September 28, 2014, depreciation expense related to property and equipment was $491,000 and $1.6 million, respectively.

In addition to the property and equipment above, the Company has prepaid licenses. For the three and nine months ended September 27, 2015, amortization related to these prepaid licenses was $313,000 and $846,000, respectively. For the three and nine months ended September 28, 2014, amortization related to these prepaid licenses was $208,000 and $485,000, respectively.

Other current liabilities consisted of the following (in thousands):

	September 27,	December 31,
	2015	2014

Amounts billed to the U.S. government in excess of approved rates	$191	$191
Warranty liability	335	334
Customer deposits	304	599
Capital lease obligations, current portion	3	3
Sales return reserve	431	412
Deferred revenue	381	327
Other	804	1,036
	$2,449	$2,902

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

Changes in the Company’s product warranty liability during the nine months ended September 27, 2015 and September 28, 2014 are as follows (in thousands):

	Nine Months ended
	September 27, 2015	September 28, 2014
Beginning balance	$334	$330
Warranties accrued	395	354
Warranties settled or reversed	(394)	(371)
Ending balance	$335	$313

NOTE 3—FAIR VALUE

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 27, 2015 and December 31, 2014 (in thousands):

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 27, 2015:
Assets:
Cash equivalents:
Money market funds	$12,363	$12,363	$-	$-
	$12,363	$12,363	$-	$-
Current liabilities:
Liability warrants	$14	$-	$-	$14

December 31, 2014:
Assets:
Cash equivalents:
Money market funds	$12,360	$12,360	$-	$-
	$12,360	$12,360	$-	$-
Current liabilities:
Liability warrants	$8	$-	$-	$8

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

For the period ended September 27, 2015, the Company did not have any significant transfers between Level 1, Level 2 and Level 3.

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

Liability Warrants

The Company issued warrants to Bridge Bank in connection with a waiver of certain events of default that arose under a November 2009 loan and security agreement with Bridge Bank. Certain provisions in the warrant agreements provided for down-round protection if the Company raised equity capital at a per share price which was less than the per share price of the warrants. Such down-round protection also requires the Company to classify the value of the warrants as a liability on the issuance date and then record changes in the fair value through the consolidated statements of operations for each reporting period until the warrants are either exercised or cancelled. The fair value of the liability is recalculated and adjusted each quarter with the differences being charged to other income (expense), net on the consolidated statements of operations. The fair value of these warrants was determined using a Black-Scholes option-pricing model, which requires the use of significant unobservable market values.  As a result, these warrants are classified as Level 3 financial instruments. On July 7, 2010, the Company raised additional equity through an offering of 2,760,000 shares at $1.75 per share, thus triggering the down-round protection and adjustment of the number of warrants issued to Bridge Bank. On December 24, 2013, the Company raised additional equity through an offering of 9,573,750 shares at $1.42 per share, thus triggering the down-round protection and adjustment of the number of warrants issued to Bridge Bank. In August and September of 2015, the Company raised additional equity through an offering of 10,643,000 shares at $1.70 per share, again triggering the down-round protection and adjustment of the number of warrants issued to Bridge Bank.

The fair value of the warrants was estimated using the following assumptions:

	As of September 27, 2015	As of December 31, 2014
Stock price	$1.82	$1.20
Exercise price	$2.31	$2.51
Expected life	1.81 years	2.55 years
Risk-free interest rate	0.70%	1.10%
Volatility	64%	69%
Fair value per share	$0.47	$0.27

The following table summarizes the warrants subject to liability accounting as of September 27, 2015 and December 31, 2014 (in thousands, except share and per share amounts) (see also Note 6):

								Three Months Ended September 27, 2015		Nine Months Ended September 27, 2015
Holder	Original Warrants	Adjusted Warrants	Grant Date	Expiration Date	Price per Share	Fair Value September 27, 2015	Fair Value December 31, 2014	Exercise of Warrants	Change in Fair Value	Exercise of Warrants	Change in Fair Value	Related Agreement
Bridge Bank	20,000	31,573	4/7/2010	7/7/2017	$2.31	$14	$8	-	$2	-	$6	Credit Agreement

The change in the fair value of the Level 3 liability warrants during the three and nine months ended September 27, 2015 is as follows (in thousands):

Fair value as of December 31, 2014	$8
Exercise of warrants	-
Change in fair value	(1)
Fair value as of March 29, 2015	7
Exercise of warrants	-
Change in fair value	5
Fair value as of June 28, 2015	12
Exercise of warrants	-
Change in fair value	2
Fair value as of September 27, 2015	$14

The warrant liability is included in other current liabilities on the condensed consolidated balance sheets.

 NOTE 4—INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of the following (in thousands):

	September 27, 2015			December 31, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$3,277	$(2,436)	$841	$3,277	$(2,119)	$1,158
Existing technology	3,783	(3,187)	596	3,783	(2,881)	902
Order backlog	732	(732)	-	732	(732)	-
Patents	457	(406)	51	457	(402)	55
Trade name	659	(423)	236	659	(380)	279
Total	$8,908	$(7,184)	$1,724	$8,908	$(6,514)	$2,394

For the three and nine months ended September 27, 2015 and September 28, 2014, amortization of intangible assets was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Cost of revenue	$103	$103	$310	$309
Selling, general and administrative expense	120	120	360	361
	$223	$223	$670	$670

Estimated future amortization expense related to intangible assets as of September 27, 2015 is as follows (in thousands):

Years ending December 31,
2015 (remainder of year)	$223
2016	869
2017	487
2018	63
2019	54
Thereafter	28
Total	$1,724

  As of September 27, 2015, the Company had $10.4 million of goodwill in connection with the acquisitions of ChipX, Endwave and Tahoe RF.  During the third quarter of 2014, the Company completed its acquisition of Tahoe RF which resulted in $446,000 of goodwill. During 2014, the Company assumed approximately $446,000 of liabilities of Tahoe RF and added RF/analog RFIC technology to the Company’s product portfolio and approximately 10 employees, primarily High-Speed and High-Frequency SiGe RF engineers focused on high growth areas such as wireless – E-Band and V-Band and GPS technologies. The Company agreed to pay up to an additional $254,000 in Tahoe RF expenses of which $20,000 had been accrued in other current liabilities on the Company’s condensed consolidated balance sheet as of December 31, 2014. During the first quarter of 2015, the Company assumed an additional $89,000 related to tax and legal expenses which resulted in an increase of Tahoe RF’s goodwill to $535,000. As of September 27, 2015, the Company does not expect any additional changes to the purchase price. Since the final additional assumed grossed up liabilities were less than $254,000, the Company paid $128,000 in bonus payments in the first quarter of 2015 to former employees of Tahoe RF who were eligible as active employees of GigOptix on January 1, 2015, which was recorded as compensation expense. In addition, beginning in July 2016 and continuing annually through July 2020, any former Tahoe RF employee who remains, at that time, as an active employee of the Company will be entitled to a pre-allocated percentage of an aggregate retention bonus of up to approximately $70,000 based on the remaining 8 employees. These payments will be recorded as compensation expense when incurred and are being accrued as they are earned. As of September 27, 2015, approximately $75,000 and $61,000 is recorded in other current liabilities and other long-term liabilities, respectively.

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

The Company had no outstanding balance on its line of credit as of September 27, 2015.

NOTE 6—STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Public Offering

On August 21, 2015, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Dr. Avi Katz, Andrea Betti-Berutto and John Mikulsky and Cowen and Company, LLC and Roth Capital Partners, LLC as representative of several underwriters to the Underwriting Agreement relating to (i) a public primary offering of an aggregate of 9,218,000 shares of the Company’s common stock, par value $0.001 per share at a public offering price of $1.70 per share (“the Offering Price”) and (ii) a public secondary offering by the individual Selling Stockholders of an aggregate of 282,000 shares of common stock at the Offering Price. The shares are accompanied by the associated rights to purchase shares of Series A Junior Preferred Stock, par value $0.001 per share, of the Company created by the Rights Agreement, dated December 16, 2011, between the Company and the American Stock Transfer & Trust Company, LLC, as Rights Agent, as amended by the Amended and Restated Rights Agreement, dated December 16, 2014. Under the terms of the Underwriting Agreement, the Company granted the underwriters a 30 day option to purchase up to an additional 1,425,000 shares of common stock to cover overallotments, if any.

On September 10, 2015, after exercise by the underwriters of the option to purchase an additional 1,425,000 shares of common stock to cover overallotments, the Company completed its public offering with a total of 10,643,000 newly issued shares of common stock at a price to the public of $1.70 per share. The number of shares sold in the offering included the underwriter’s full exercise on September 10, 2015 of their over-allotment option of 1,425,000 shares of common stock. The net proceeds to the Company from the offering were approximately $16.5 million which consisted of $16.9 million after underwriting discounts, commissions and expenses less an additional $420,000 for legal, accounting, registration and other transaction costs related to the public offering.

Common and Preferred Stock

In December 2008, the Company’s stockholders approved an amendment to the Certificate of Incorporation to authorize 50,000,000 shares of common stock of par value $0.001. In November 2014, the Company’s stockholders approved an amendment to the Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 50,000,000 shares to 100,000,000 shares of par value $0.001. In addition, the Company is authorized to issue 1,000,000 shares of preferred stock of $0.001 par value of which 750,000 shares have been designated Series A Junior Preferred Stock with powers, preferences and rights as set forth in the amended and restated certificate of designation dated December 15, 2014; the remainder of the shares of preferred stock are undesignated, for which the Board of Directors is authorized to fix the designation, powers, preferences and rights. As of September 27, 2015 and December 31, 2014, there were no shares of preferred stock issued or outstanding.

On December 16, 2014, the Company entered into an Amended and Restated Rights Agreement to extend the expiration date of its stockholder rights plan that may have the effect of deterring, delaying, or preventing a change in control. The Amended and Restated Rights Agreement amends the Rights Agreement previously adopted by (i) extending the expiration date by three years to December 16, 2017, (ii) decreasing the exercise price per right issued to stockholders pursuant to the stockholder rights plan from $8.50 to $5.25, and (iii) making certain other technical and conforming changes. The Amended and Restated Rights Agreement (the “Rights Agreement”) was not adopted in response to any acquisition proposal.  Under the Rights Agreement, the Company issued a dividend of one preferred share purchase right for each share of common stock held by stockholders of record as of January 6, 2012, and the Company will issue one preferred stock purchase right to each share of common stock issued between January 6, 2012 and the earlier of either the rights’ exercisability or the expiration of the Rights Agreement. Each right entitles stockholders to purchase one one-thousandth of the Company’s Series A Junior Preferred Stock.

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

2008 Equity Incentive Plan

In December 2008, the Company adopted the 2008 Equity Incentive Plan (the “2008 Plan”) for directors, employees, consultants and advisors to the Company or its affiliates. Under the 2008 Plan, 2,500,000 shares of common stock were reserved for issuance upon the completion of a merger with Lumera Corporation (“Lumera”) on December 9, 2008. On January 1 of each year, starting in 2009, the aggregate number of shares reserved for issuance under the 2008 Plan increase automatically by the lesser of (i) 5% of the number of shares of common stock outstanding as of the Company’s immediately preceding fiscal year, or (ii) a number of shares determined by the Board of Directors. The maximum number of shares of common stock to be granted is up to 21,000,000 shares. Forfeited options or awards generally become available for future awards. As of December 31, 2014, the stockholders had approved 16,624,634 shares for future issuance. On January 1, 2015, there was an automatic increase of 1,655,604 shares. As of September 27, 2015, 11,073,657 options to purchase common stock and restricted stock units (“RSUs”) were outstanding and 2,896,691 shares are authorized for future issuance under the 2008 equity incentive plan.

Under the 2008 Plan, the exercise price of a stock option is at least 100% of the stock’s fair market value on the date of grant, and if an incentive stock option (“ISO”) is granted to a 10% stockholder at least 110% of the stock’s fair market value on the date of grant. Vesting periods for awards are recommended by the Chief Executive Officer and generally provide for stock options to vest over a four-year period, with a one year vesting cliff of 25%, and have a maximum life of ten years from the date of grant. The Company has also issued RSUs, which generally vest over different periods of between three quarters and four years.

2007 Equity Incentive Plan

In August 2007, GigOptix LLC adopted the GigOptix LLC Equity Incentive Plan (the “2007 Plan”). The 2007 Plan provided for grants of options to purchase membership units, membership awards and restricted membership units to employees, officers and non-employee directors, and upon the completion of the merger with Lumera were converted into grants of up to 632,500 shares of stock. Vesting periods are determined by the Board of Directors and generally provide for stock options to vest over a four-year period and expire ten years from date of grant. Vesting for certain shares of restricted stock is contingent upon both service and performance criteria. The 2007 Plan was terminated upon the completion of merger with Lumera on December 9, 2008 and the remaining 864 stock in options not granted under the 2007 Plan were cancelled. No shares of the Company’s common stock remain available for issuance of new grants under the 2007 Plan other than for satisfying exercises of stock options granted under this plan prior to its termination. As of September 27, 2015, options to purchase a total of 375,763 shares of common stock and 4,125 warrants to purchase common stock were outstanding.

Lumera 2000 and 2004 Stock Option Plan

In December 2008, in connection with the merger with Lumera, the Company assumed the existing Lumera 2000 Equity Incentive Plan and the Lumera 2004 Stock Option Plan (the “Lumera Plan”). All unvested options granted under the Lumera Plan were assumed by the Company as part of the merger. All contractual terms of the assumed options remain the same, except for the converted number of shares and exercise price based on merger conversion ratio of 0.125. As of September 27, 2015, no additional options can be granted under the Lumera Plan, and options to purchase a total of 57,191 shares of common stock were outstanding.

Warrants

As of September 27, 2015, the Company had a total of 160,698 warrants to purchase common stock outstanding under all warrant arrangements. During the nine months ended September 27, 2015, no warrants were exercised and 500,000 warrants expired. Some of the warrants have anti-dilution provisions which adjust the number of warrants available to the holder such as, but not limited to, stock dividends, stock splits and certain reclassifications, exchanges, combinations or substitutions. These provisions are specific to each warrant agreement.

Stock-based Compensation Expense

The following table summarizes the Company’s stock-based compensation expense for the three and nine months ended September 27, 2015 and September 28, 2014 (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Cost of revenue	$94	$85	$315	$249
Research and development expense	287	278	896	845
Selling, general and administrative expense	562	705	1,921	2,092
Restructuring expense	-	-	-	9
	$943	$1,068	$3,132	$3,195

For the nine months ended September 28, 2014, included in the $3.2 million of stock-based compensation expense is $9,000 in restructuring expense to modify the exercise period and accelerate the vesting of RSUs (see Note 7).

The Company did not grant any options during the three months ended September 27, 2015 and September 28, 2014.

During the three months ended September 27, 2015 and September 28, 2014, the Company granted 155,000 and 135,000 RSUs, respectively, with a grant-date fair value of $268,000 or $1.73 per share and $185,000 or $1.37 per share, respectively.

The Company did not grant any options during the nine months ended September 27, 2015. During the nine months ended September 28, 2014, the Company granted options to purchase 25,000 of common stock with an estimated total grant-date fair value of $28,000 or $1.10 per share.

During the nine months ended September 27, 2015 and September 28, 2014, the Company granted 2,970,822 and 1,610,085 RSUs, respectively, with a grant-date fair value of $3.8 million or $1.28 per share and $2.7 million or $1.67 per share, respectively.

As of September 27, 2015, the total compensation cost not yet recognized in connection with unvested stock options and RSUs under the Company’s equity compensation plans was approximately $490,000 and $3.8 million, respectively. Unrecognized compensation will be amortized on a straight-line basis over a weighted-average period of approximately 0.98 years for stock options and approximately 2.94 years for RSUs.

Stock Option and RSU Activity

The following is a summary of option activity for the Company’s equity incentive plans, including both the 2008 Plan and other prior plans for which there are outstanding options but no new grants since the 2008 Plan was adopted:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term, in Years
Outstanding, December 31, 2014	8,801,160	$2.35	5.91
Granted	-
Exercised	(89,192)	$1.26
Forfeited/Expired	(536,878)	$3.08
Ending balance, September 27, 2015	8,175,090	$2.31	5.11

Vested and exercisable and expected to vest, September 27, 2015	8,162,430	$2.31	5.11

Vested and exercisable, September 27, 2015	7,746,519	$2.34	5.01

The aggregate intrinsic value of options vested, exercisable and expected to vest, based on the fair value of the underlying stock options as of September 27, 2015 was approximately $1.8 million. The aggregate intrinsic value reflects the difference between the exercise price of the underlying stock options and the Company’s closing share price of $1.82 as of September 25, 2015.

The total intrinsic value of options exercised during the nine months ended September 27, 2015 was approximately $47,000. During the nine months ended September 28, 2014, the total intrinsic value of options exercised was approximately $84,000.

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

The following is a summary of RSU activity for the indicated periods:

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Vesting Term, Years	Aggregate Intrinsic Value
				(In thousands)
Outstanding, December 31, 2014	1,915,858	$1.55	3.11	$1,990
Granted	2,970,822	1.28
Released	(1,420,375)	1.35
Forfeited/expired	(134,784)	1.77
Outstanding, September 27, 2015	3,331,521	$1.38	2.94	$6,063

The majority of the RSUs that vested in the nine months ended September 27, 2015 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were based on the value of the RSUs on their vesting date as determined by the Company’s closing stock price. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company. For the nine months ended September 27, 2015, 1,420,375 shares of RSUs vested with an intrinsic value of approximately $2.4 million. The Company withheld 506,692 shares to satisfy approximately $857,000 of employees’ minimum tax obligation on the vested RSUs.

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

The following is a summary of the restructuring activity (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Beginning balance	$-	$-	$-	$30
Charges	-	36	-	343
Uses and adjustments	-	(10)	-	(347)
Ending balance	$-	$26	$-	$26

The Company did not have any restructuring activity during the three and nine months ended September 27, 2015.

NOTE 8— INVESTMENT IN UNCONSOLIDATED AFFILIATE

In February 2014, together with CPqD, the Company incepted a new joint venture, named BrP, of which the Company owns 49% and CPqD owns 51% of BrP. It is based in Campinas, Brazil. BrP will be a provider of advanced high-speed devices for optical communications and integrated transceiver components for information networks. It is engaged in research and development of SiPh advanced electro-optical products. The Company transferred into BrP its knowledge-base and intellectual property of TFPSTM technology. The Company transferred its inventory related to the TFPSTM platform and the complete production line equipment that previously resided at its Bothell, Washington, facility to CPqD, for use on the BrP joint venture. As of the transfer date, the Company’s net book value of the inventory and property and equipment was $245,000 and $211,000, respectively. During the second quarter of 2015, the Company made an additional capital contribution of $3,000 pursuant to BrP’s Amended Articles of Association which resulted in a $459,000 investment in BrP. During the third quarter of 2015 no additional investment was made.

For the three months ended September 27, 2015, the Company did not recognize any allocated portion of BrP’s results as the carrying value of its investment in BrP was written down to zero. For the nine months ended September 27, 2015, the Company’s allocated portion of BrP’s results was a loss of $3,000. For the three and nine months ended September 28, 2014, the Company’s allocated portion of BrP’s results was a loss of $125,000 and $456,000, respectively.

Since the Company’s share of the loss exceeded the Company’s carrying value of its investment in BrP, the Company’s investment in an unconsolidated affiliate was written down to zero as of December 31, 2014 and September 27, 2015.

NOTE 9—INCOME TAXES

The Company recorded a provision for income taxes of $48,000 and $73,000 for the three and nine months ended September 27, 2015, respectively, and $8,000 and $39,000 for the three and nine months ended September 28, 2014, respectively. The Company’s effective tax rate for the three months ended September 27, 2015 and September 28, 2014 was 4% and 1%, respectively, based upon the Company’s income before provision for income taxes.

The income tax provision for the three and nine months ended September 27, 2015 and September 28, 2014 was due primarily to state taxes and foreign taxes due. The Company has incurred book losses in most tax jurisdictions, except Switzerland and Japan, and has a full valuation allowance against such losses.

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such a determination, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. In order to support a conclusion that a valuation allowance is not needed, positive evidence of sufficient quantity and quality is necessary to overcome negative evidence. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding realization of the asset including cumulative tax losses through September 27, 2015 and the uncertainty over future operating profitability and taxable income. The Company will continue to evaluate the potential realization of the deferred tax assets on a quarterly basis.

The Company files tax returns in the U.S. federal, U.S. state and foreign tax jurisdictions. The Company’s major tax jurisdictions are the U.S., California, Switzerland, Germany, Israel and Japan. The Company’s fiscal years through September 27, 2015 remain subject to examination by the tax authorities for U.S. federal, U.S. state and foreign tax purposes.

NOTE 10—NET INCOME (LOSS) PER SHARE

The following table summarizes total securities outstanding which were not included in the calculation of diluted net income (loss) per share because to do so would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Stock options and RSUs	3,182,471	11,107,025	5,719,305	11,107,025
Common stock warrants	156,573	658,240	158,544	658,240
Total	3,339,044	11,765,265	5,877,849	11,765,265

NOTE 11—SEGMENT AND GEOGRAPHIC INFORMATION

The Company has determined that it operates as a single operating and reportable segment. The following tables reflect the results of the Company’s reportable segment consistent with the management system used by the Company’s Chief Executive Officer, the chief operating decision maker.

The following table summarizes revenue by geographic region (in thousands):

	Three Months Ended				Nine Months Ended
	September 27, 2015		September 28, 2014		September 27, 2015		September 28, 2014
North America	$3,840	37%	$2,944	35%	$10,102	35%	$7,046	29%
Asia	3,902	38%	2,189	26%	9,478	32%	6,803	29%
Europe	2,531	24%	3,307	39%	9,186	31%	9,863	41%
Other	146	1%	44	0%	553	2%	195	1%
	$10,419	100%	$8,484	100%	$29,319	100%	$23,907	100%

The Company determines geographic location of its revenue based upon the destination of shipments of its products.

For the three months ended September 27, 2015, four customers accounted for greater than 10% of total revenue and combined they accounted for 60% of total revenue, of which the largest accounted for 20% of the Company’s total revenue. For the three months ended September 28, 2014, one customer accounted for 32% of total revenue

For the nine months ended September 27, 2015, three customers accounted for 41% of total revenue, of which the largest accounted for 17% of the Company’s total revenue. For the nine months ended September 28, 2014, one customer accounted for 28% of total revenue.

During the three months ended September 27, 2015, the United States, Hong Kong, Italy, and Taiwan accounted for 33%, 22%, 20%, and 12% of total revenue, respectively. During the three months ended September 28, 2014, Italy and the United States accounted for 33% and 32% of total revenue, respectively. No other countries accounted for more than 10% of the Company’s total revenue during the three months ended September 27, 2015 and September 28, 2014.

During the nine months ended September 27, 2015, the United States, Italy, and Hong Kong accounted for 30%, 26%, and 16% of total revenue, respectively. During the nine months ended September 28, 2014, Italy and the United States accounted for 35% and 27% of total revenue, respectively. No other countries accounted for more than 10% of the Company’s total revenue during the nine months ended September 27, 2015 and September 28, 2014.

The following table summarizes revenue by product line (in thousands):

	Three Months Ended				Nine Months Ended
	September 27, 2015		September 28, 2014		September 27, 2015		September 28, 2014
HSC	$7,624	73%	$5,393	64%	$20,411	70%	$16,284	68%
Industrial	2,795	27%	3,091	36%	8,908	30%	7,623	32%
Total revenue	$10,419	100%	$8,484	100%	$29,319	100%	$23,907	100%

The following table summarizes long-lived assets by country (in thousands):

	September 27, 2015		December 31, 2014
United States	$2,319	95%	$1,687	88%
Switzerland	127	5%	229	12%
	$2,446	100%	$1,916	100%

Long-lived assets, comprised of property and equipment, are reported based on the location of the assets as of each balance sheet date.

NOTE 12—COMMITMENTS AND CONTINGENCIES

Commitments

Leases

The Company leases its domestic and foreign sales offices under non-cancelable operating leases. These leases contain various expiration dates and renewal options.  The Company also leases certain software licenses under operating leases. Total facilities rent expense for the three and nine months ended September 27, 2015 was $110,000 and $338,000, respectively, and for the three and nine months ended September 28, 2014 was $113,000 and $347,000, respectively.

As of April 2014, the Company moved out of its Bothell, Washington facility which comprised 11,666 square feet and entered into a one-year lease located in Bellevue, Washington which comprises approximately 2,100 square feet. In April 2015, the Company entered into a new one-year lease located in Bellevue, Washington which comprises approximately 1,951 square feet.

Aggregate non-cancelable future minimum rental payments under capital and operating leases are as follows (in thousands):

	Capital Leases	Operating Leases
Years ending December 31,	Minimum lease payments	Minimum lease payments
2015 (remainder of year)	$1	$135
2016	3	546
2017	3	159
2018	-	73
2019	-	73
Thereafter	-	61
Total minimum lease payments	7	$1,047
Less: Amount representing interest	-
Total capital lease obligations	7
Less: current portion	(3)
Long-term portion of capital lease obligations	$4

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

NOTE 13—RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standard clarifying the principles for recognizing revenue by amending the FASB Accounting Standards Codification and creating a new Topic 606, Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued an amendment to defer the effective date of this accounting standard for all entities by one year, to annual reporting periods beginning after December 15, 2017 and early adoption is not permitted. The Company is currently evaluating the effect of the standard on its ongoing financial reporting.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments”. This update eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Acquirers would now recognize measurement-period adjustments during the period in which they determine the amount of the adjustment. This update is effective for annual and interim reporting periods beginning after December 15, 2015, including interim periods within those fiscal years, and should be applied prospectively to adjustments for provisional amounts that occur after the effective date with early adoption permitted for financial statements that have not been issued. The Company is currently evaluating the effect of the standard on its ongoing financial reporting.

NOTE 14—RELATED PARTIES

On August 21, 2015, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Dr. Avi Katz, Andrea Betti-Berutto and John Mikulsky and Cowen and Company, LLC and Roth Capital Partners, LLC as representative of several underwriters to the Underwriting Agreement relating to (i) a public primary offering of an aggregate of 9,218,000 shares of the Company’s common stock, par value $0.001 per share at a public offering price of $1.70 per share and (ii) a public secondary offering by the individual Selling Stockholders of an aggregate of 282,000 shares of common stock at the Offering Price. The shares are accompanied by the associated rights to purchase shares of Series A Junior Preferred Stock, par value $0.001 per share, of the Company created by the Rights Agreement, dated December 16, 2011, between the Company and the American Stock Transfer & Trust Company, LLC, as Rights Agent, as amended by the Amended and Restated Rights Agreement, dated December 16, 2014. Under the terms of the Underwriting Agreement, the Company granted the underwriters a 30 day option to purchase up to an additional 1,425,000 shares of common stock to cover overallotments, if any.

On September 10, 2015, after the underwriters exercised the option to purchase an additional 1,425,000 shares of common stock to cover overallotments, the Company completed its public offering with a total of 10,643,000 newly issued shares of common stock at a price to the public of $1.70 per share. The number of shares sold in the offering included the underwriter’s full exercise on September 10, 2015 of their over-allotment option of 1,425,000 shares of common stock. Dr. Avi Katz is the Company’s Chairman of the Board of Directors and Chief Executive Officer, Andrea Betti-Berutto is the Company’s Senior Vice President and Chief Technical Officer and John Mikulsky is a member of the Company’s Board of Directors.

NOTE 15—SUBSEQUENT EVENTS

On September 30, 2015, GigOptix, Inc. (the “Company”) completed its acquisition of all of the outstanding shares of Terasquare Co., Ltd. (“Terasquare”).

The aggregate purchase price of the acquisition is approximately $5.2 million, comprised of $4.0 million cash paid for the purchase of all of the shares of stock of Terasquare and approximately $1.2 million for the assumption of liabilities and debt of Terasquare, subject to certain adjustments.

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

Overview

We are a lead fabless semiconductor designer, developer, and global supplier of broad range of analog, digital, and mixed signal components to enable high speed information streaming over the telecom networks, datacom infrastructure, and consumer electronics links. Our ability to innovate and create differentiated products is based on deployment of various semiconductor technologies that span from III-V compounds to SiGe-BiCMOS and CMOS based device designs. GigOptix’ product portfolio provides high speed solutions in markets such as fiber-optics telecom, wireless backhaul, datacom and consumer electronics, mil-aero, instrumentation, and medical equipment, for applications such as linecards and transponders, active optical cables and pluggables, point-to-point wireless radios, military electronic warfare systems, avionics electronics, GPS systems, and diverse medical equipment, such as ultrasound imaging, X-Ray, MRI, CT Scan, and Defibrillators.

The business comprises two product lines: our High-Speed Communications (HSC) product line and our Industrial product line. Its products are highly customized and typically developed in partnership with key ‘Lighthouse” customers, generating engineering project revenues through the development stage and larger future product revenues through these customers and general market availability.

The HSC product line offers a broad portfolio of high performance semiconductor devices and multi-chip-modules (“MCMs”) aimed predominantly at the telecom, datacom, consumer-electronics, and wireless markets, and includes, among others, (i) 100 to 400 gigabit per second (“Gbps”) laser and optical-modulator drivers, and trans-impedance amplifier (“TIA”) devices; (ii) 10-100 Gbps Clock-data-recovery (“CDR”) devices; (iii) mixed signal radio frequency integrated circuits (“RFIC”) at 50 GHz and above; (iv) power amplifiers and transceivers, as well as monolithic microwave integrated circuits (“MMIC”), for microwave and wireless applications at frequencies higher than 50 GHz; (v) integrated systems in a package (“SIP”) solutions for both fiber-optic and wireless communication systems; and (vi) radio frequency (“RF”) chips for various consumer applications, such as global navigation satellite systems (“GNSS”).

The Industrial product line offers a wide range of digital and mixed-signal application specific integrated circuit (ASIC) solutions for various industrial applications used in the military, avionics, automotive, security and surveillance, medical and communications markets.

Since inception in July 2007, we have expanded our customer base by acquiring and integrating seven businesses with complementary products and customers, and spun out one business to establish a joint-venture. In so doing, we have expanded our device product line in multiple areas, growing our communication device offering from a few leading 10 Gbps ultra-long haul optical drivers, to a line of products that includes: drivers and TIAs for 2 to 400 Gbps optical applications; power amplifiers; transceiver devices for 50 to 100 GHz; and custom ASICs spanning 0.6um to 40nm technology nodes. Our worldwide direct sales force is supported by a significant number of channel representatives and distributors that sell our products throughout North America, South America, Europe, Japan and Asia.

During the third quarter of 2014, we acquired substantially all of the assets of Tahoe RF Semiconductor, Inc. (Tahoe RF) by assuming at that time approximately $446,000 of liabilities of Tahoe RF. During the first quarter of 2015, we assumed an additional $89,000 related to tax and legal expenses which resulted in an increase of Tahoe RF’s goodwill to $535,000. Through the acquisition, we have added 8 employees to our team, who are primarily High-Speed and High-Frequency SiGe RF engineers.

On September 22, 2015, we announced signing a definitive agreement to acquire Terasquare, Co. Ltd., a Seoul, Korea-based, fabless semiconductor company and provider of low power, CMOS high speed communication interface semiconductors for 100Gbps Ethernet, Fiber Channel, and EDR Infiniband applications. The acquisition closed subsequent to the end of the quarter on September 30, 2015, and the acquired entity has been renamed GigOptix-Terasquare-Korea (GTK) Co., Ltd.

Historically, we have incurred net losses. However for the nine months ended September 27, 2015, we had a profit of $916,000. For the years ended December 31, 2014 and 2013, we incurred net losses of $5.8 million and $1.9 million, respectively. For the nine months ended September 27, 2015 and the years ended December 31, 2014 and 2013, we had cash inflows from operations of $2.2 million, $2,000 and $3.3 million, respectively. As of September 27, 2015, we had an accumulated deficit of $101.3 million.

Results of Operations

Revenue

Revenue for the periods reported was as follows (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Product	$10,074	$7,812	$28,040	$21,692
Development fees and other	345	672	1,279	2,215
Total revenue	$10,419	$8,484	$29,319	$23,907
Increase period over period	$1,935		$5,412
Percentage increase, period over period	23%		23%

Total revenue for the three months ended September 27, 2015 was $10.4 million, an increase of $1.9 million or 23%, compared with $8.5 million for the three months ended September 28, 2014. For the three months ended September 27, 2015, 97% of our revenue was contributed by product revenue and 3% of our revenue was contributed by development fees and other revenue. For the three months ended September 28, 2014, 92% of our revenue was contributed by product revenue and 8% of our revenue was contributed by development fees and other revenue.

Product revenue for the three months ended September 27, 2015 was $10.1 million, an increase of $2.3 million or 29%, compared with $7.8 million for the three months ended September 28, 2014. The increase in product revenue during the three months ended September 27, 2015 was due to the increased demand for our HSC product line.

Development fees and other revenue for the three months ended September 27, 2015 was $345,000, a decrease of $327,000 or 49%, compared with $672,000 for the three months ended September 28, 2014. We experienced a decrease in development fees and other revenue primarily due to the increase in the deployment into production of products that were developed over the last year using those development fees.

Total revenue for the nine months ended September 27, 2015 was $29.3 million, an increase of $5.4 million or 23%, compared with $23.9 million for the nine months ended September 28, 2014. For the nine months ended September 27, 2015, 96% of our revenue was contributed by product revenue and 4% of our revenue was contributed by development fees and other revenue. For the nine months ended September 28, 2014, 91% of our revenue was contributed by product revenue and 9% of our revenue was contributed by development fees and other revenue.

Product revenue for the nine months ended September 27, 2015 was $28.0 million, an increase of $6.3 million or 29%, compared with $21.7 million for the nine months ended September 28, 2014. The increase in product revenue during the nine months ended September 27, 2015 was due to increased shipments of both our HSC and Industrial product lines.

Development fees and other revenue for the nine months ended September 27, 2015 was $1.3 million, a decrease of $936,000 or 42%, compared with $2.2 million for the nine months ended September 28, 2014. We experienced a decrease in development fees and other revenue primarily due to the increase in the deployment into production of products that were developed over the last year using those development fees.

Cost of Revenue and Gross Profit

Cost of revenue and gross profit for the periods presented was as follows (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Total cost of revenue	$3,762	$3,482	$11,040	$10,095
Gross profit	$6,657	$5,002	$18,279	$13,812
Gross margin	64%	59%	62%	58%
Increase, period over period	1,655		4,467
Percentage increase, period over period	33%		32%

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

Gross profit for the three months ended September 27, 2015 was $6.7 million, or a gross margin of 64%, compared to a gross profit of $5.0 million, or a gross margin of 59%, for the three months ended September 28, 2014. The increase in gross margin is primarily due to change in product mix and improved production efficiencies.

Gross profit for the nine months ended September 27, 2015 was $18.3 million, or a gross margin of 62%, compared to a gross profit of $13.8 million, or a gross margin of 58%, for the nine months ended September 28, 2014. The increase in gross margin is primarily due to change in product mix and improved production efficiencies.

We record revenue from non-recurring engineering projects associated with product development that we enter into with certain customers. In general, these projects are associated with complex technology development, and, as such, we do not have certainty about our ability to achieve the program milestones. Achievement of the milestones is dependent on our performance and is typically subject to customer acceptance. The payment associated with achieving the milestone is generally commensurate with our effort or the value of the deliverable and is nonrefundable. Therefore, we record the expenses related to these projects in the periods incurred and recognize revenue only when we have earned the revenue and achieved the development milestones. Revenue from these projects is typically recorded at 100% gross margin because the costs associated with these projects are expensed as incurred and generally included in research and development expense. These efforts generally benefit our overall product development programs beyond the specific project requested by our customer.

Development project revenue and other non-product revenue for the three months ended September 27, 2015 was $345,000 compared with $672,000 for the three months ended September 28, 2014. Excluding the revenue and gross profit associated with development programs and other non-product revenue, gross margin was 63% and 55% for the three months ended September 27, 2015 and September 28, 2014, respectively.

Development project revenue and other non-product revenue for the nine months ended September 27, 2015 was $1.3 million compared with $2.2 million for the nine months ended September 28, 2014. Excluding the revenue and gross profit associated with development programs and other non-product revenue, gross margin was 61% and 53% for the nine months ended September 27, 2015 and September 28, 2014, respectively.

Research and Development Expense

Research and development expense for the periods presented was as follows (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Research and development expense	$3,100	$3,257	$9,572	$10,357
Percentage of revenue	30%	38%	33%	43%
Decrease, period over period	$(157)		$(785)
Percentage decrease, period over period	-5%		-8%

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

Research and development expense for the three months ended September 27, 2015 was $3.1 million compared to $3.3 million for the three months ended September 28, 2014, a decrease of $157,000 or 5%. Research and development costs decreased as compared to the third quarter of 2014 primarily due to a $161,000 decrease in project-related expenses.

Research and development expense for the nine months ended September 27, 2015 was $9.6 million compared to $10.4 million for the nine months ended September 28, 2014, a decrease of $785,000 or 8%. Research and development costs decreased as compared to 2014 primarily due to a $1.2 million decrease in project related expenses which was partially offset by a $616,000 increase in personnel related expenses.

We expect research and development expense to increase in absolute dollars from the third quarter of 2015 to the fourth quarter of 2015.

Selling, General and Administrative Expense

Selling, general and administrative expense for the periods presented was as follows (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Selling, general and administrative expense	$2,468	$2,388	$7,680	$7,353
Percentage of revenue	24%	28%	26%	31%
Increase, period over period	$80		$327
Percentage increase, period over period	3%		4%

Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, accounting, finance, sales, marketing and administration personnel, professional fees, allocated facilities costs, promotional activities and expenses related to stock-based compensation.

Selling, general and administrative expense for the three months ended September 27, 2015 was $2.5 million compared to $2.4 million for the three months ended September 28, 2014 an increase of $80,000 or 3%. Selling, general and administrative expense increased as compared to the third quarter of 2014 primarily due to a $239,000 increase in personnel related expenses which was partially offset by a $144,000 decrease in stock-based compensation.

Selling, general and administrative expense for the nine months ended September 27, 2015 was $7.7 million compared to $7.4 million for the nine months ended September 28, 2014, an increase of $327,000 or 4%. Selling, general and administrative expense increased as compared to 2014 primarily due to a $246,000 increase in personnel related expenses, and $99,000 increase in legal expenses.

We expect selling, general and administrative expense to stay flat in absolute dollars from the third quarter of 2015 to the fourth quarter of 2015.

Restructuring Expense, Net

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Restructuring expense	$-	$36	$-	$343

During the three months and nine months ended September 27, 2015, we recorded no restructuring expenses.

During the three months ended September 28, 2014, we recorded $36,000 in restructuring expenses to reduce headcount in our engineering team. The component of the restructuring charge included $36,000 of cash expenses for severance, benefits and payroll taxes and other costs associated with employee terminations.

During the second quarter of 2014, we recorded $307,000 in restructuring expenses in order to end our lease in the Bothell, Washington location and reduce our headcount. The components of the restructuring charge included $43,000 of cash expenses for cleanup services, $210,000 of restricted cash and rent deposit forfeiture to move out of the Bothell facility, $45,000 of cash expenses for severance, benefits and payroll taxes and other costs associated with employee terminations, and $9,000 of non-cash expenses associated with the acceleration of restricted stock units (“RSUs”).

Interest Expense, Net and Other Income (Expense), Net

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Interest expense, net	$(6)	$(9)	$(12)	$(36)
Other income (expense), net	(5)	35	(23)	45
Total	$(11)	$26	$(35)	$9

Interest expense, net and other income (expense), net consist primarily of gains and losses related to foreign currency transactions, gains and losses related to property and equipment disposals, interest on line of credit borrowings, interest on capital leases and amortization of loan fees in connection with our Silicon Valley Bank line of credit and loan.

Interest expense, net for the three months ended September 27, 2015 was $6,000 compared to $9,000 for the three months ended September 28, 2014. Interest expense, net decreased as compared to the third quarter of 2014 primarily due to a $5,000 decrease in interest on capital leases.

Interest expense, net for the nine months ended September 27, 2015 was $12,000 compared to $36,000 for the nine months ended September 28, 2014. Interest expense, net decreased as compared to the third quarter of 2014, primarily due to a $25,000 decrease in interest on capital leases.

Provision for Income Taxes

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Provision for income taxes	$48	$8	$73	$39
Increase, period over period	$40		$34
Percentage increase, period over period	500%		87%

Income tax expense was $48,000 and $8,000 for three months ended September 27, 2015 and September 28, 2014, respectively. Our effective tax rate was 4% and 1% for three months ended September 27, 2015 and September 28, 2014, respectively, based upon our income before provision for income taxes. The income tax provision for the three months ended September 27, 2015 and September 28, 2014 were due primarily to state taxes and foreign taxes due. We have incurred book losses in all tax jurisdictions, except Switzerland and Japan, have a full valuation allowance against such losses.

Income tax expense was $73,000 and $39,000 for nine months ended September 27, 2015 and September 28, 2014, respectively. The income tax provision for the nine months ended September 27, 2015 and September 28, 2014 were due primarily to state taxes and foreign taxes due. We have incurred book losses in all tax jurisdictions, except Switzerland and Japan, have a full valuation allowance against such losses.

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

For the nine months ended September 27, 2015, our allocated portion of BrP’s operating results was a loss of $3,000. For the three and nine months ended September 28, 2014, our allocated portion of BrP’s operating results was a loss of $125,000 and $456,000 respectively.

Liquidity and Capital Resources

Cash and cash equivalents and cash flow data for the periods presented were as follows (in thousands):

	September 27, 2015	December 31, 2014
Cash and cash equivalents	$35,021	$18,438

	Nine Months Ended
	September 27, 2015	September 28, 2014
Net cash provided by (used in) operating activities	$2,229	$(812)
Net cash used in investing activities	$(1,398)	$(786)
Net cash provided by (used in) financing activities	$15,736	$(607)

Public Offering

On August 21, 2015, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Dr. Avi Katz, Andrea Betti-Berutto and John Mikulsky and Cowen and Company, LLC and Roth Capital Partners, LLC as representative of several underwriters to the Underwriting Agreement relating to (i) a public primary offering of an aggregate of 9,218,000 shares of our common stock, par value $0.001 per share at a public offering price of $1.70 per share and (ii) a public secondary offering by the individual Selling Stockholders of an aggregate of 282,000 shares of common stock at the Offering Price. The shares are accompanied by the associated rights to purchase shares of Series A Junior Preferred Stock, par value $0.001 per share, of the Company created by the Rights Agreement, dated December 16, 2011, between us and the American Stock Transfer & Trust Company, LLC, as Rights Agent, as amended by the Amended and Restated Rights Agreement, dated December 16, 2014. Under the terms of the Underwriting Agreement, we granted the underwriters a 30 day option to purchase up to an additional 1,425,000 shares of common stock to cover overallotments, if any.

On September 10, 2015, after exercise by the underwriters of the option to purchase an additional 1,425,000 shares of common stock to cover overallotments, we completed our public offering with a total of 10,643,000 newly issued shares of common stock at a price to the public of $1.70 per share. The number of shares sold in the offering included the underwriter’s full exercise on September 10, 2015 of their over-allotment option of 1,425,000 shares of common stock. The net proceeds to us from the offering were approximately $16.5 million which consisted of $16.9 million after underwriting discounts, commissions and expenses less an additional $420,000 for legal, accounting, registration and other transaction costs related to the public offering.

Operating Activities

Operating activities provided cash of $2.2 million in the nine months ended September 27, 2015. Our net income, adjusted for depreciation, stock-based compensation, equity in loss of unconsolidated affiliate and other non-cash items, was $6.7 million. The remaining use of $4.5 million of cash was primarily due to an increase in inventories of $1.7 million, an increase of accounts receivable of $1.6 million, an increase in prepaid and other current assets of $1.1 million, a decrease in accounts payable of $580,000 and a decrease in other current liabilities of $582,000, which were partially offset by an increase in accrued compensation of $1.0 million.

Operating activities used cash of $812,000 in the nine months ended September 28, 2014. Our net loss, adjusted for depreciation, stock-based compensation, loss on equity investment, non-cash restructuring expense and other non-cash items, was an income of $1.9 million. The remaining use of $2.7 million of cash was primarily due to an increase in accounts receivable, net of $2.7 million, an increase in prepaid and other assets of $702,000, a decrease in accrued compensation of $118,000 and a decrease in other current liabilities of $419,000, which were partially offset by a decrease in inventories of $351,000 and an increase in accounts payable of $916,000.

Investing Activities

Net cash used in investing activities for the nine months ended September 27, 2015 and September 28, 2014 consisted of $1.4 million and $786,000 of property and equipment purchases, respectively.

Financing Activities

Net cash provided by financing activities for the nine months ended September 27, 2015 was $15.7 million and consisted primarily of $16.5 million of proceeds from our public offering, net of costs, and $113,000 proceeds from exercise of stock options, which was partially offset by $857,000 of taxes paid related to net share settlement of restricted stock units.

Net cash used in financing activities for the nine months ended September 28, 2014 was $607,000 and consisted primarily of $379,000 of taxes paid related to net share settlement of equity awards, $283,000 for capital lease payments and a $176,000 payment of debt assumed in our acquisition of Tahoe RF, partially offset by $231,000 proceeds from issuance of stock.

Material Commitments

The following table summarizes our future net cash obligations for current debt, operating leases, and capital leases, in thousands of dollars, as of September 27, 2015:

Contractual Obligations as of September 27, 2015:	Total	Less than One Year	One to Three Years	Three to Five Years
Operating lease obligations	$1,047	$548	$346	$153
Capital lease obligations (including interest)	7	3	4	-
Total	$1,054	$551	$350	$153

Except for the future cash obligations above, GigOptix did not have any material commitments for capital expenditures as of September 27, 2015.

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

You can also read and copy any document that we file, including this Quarterly Report on Form 10-Q, at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Call the SEC at 1-800-SEC-0330 for information on the operation of the Public Reference Room. In addition, the SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. You can electronically access our SEC filings there. Additionally, the Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, by our predecessor registrant Lumera are also available at http://www.sec.gov.

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our CEO and CFO have evaluated the effectiveness of our disclosure controls and procedures as of September 27, 2015 and have concluded that these controls and procedures were effective. We believe that a control system, no matter how well designed and operated, can only provide reasonable assurance and cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our CEO and CFO have concluded that our consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States

Changes in Internal Control over Financial Reporting

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

Historically, we have incurred net losses. While we had net income for the three and nine months ended September 27, 2015 of $1.0 million and $916,000 respectively, for the years ended December 31, 2014 and 2013, we incurred net losses of $5.8 million and $1.9 million, respectively. For the nine months ended September 27, 2015 and for the years ended December 31, 2014 and 2013, we had cash inflows from operations of $2.2 million, $2,000 and $3.3 million, respectively. As of September 27, 2015, we had an accumulated deficit of $101.3 million. We expect development, sales and other operating expenses to increase in the future as we expand our business. If our revenue does not grow to offset these current expenses, we may not be profitable. In fact, in future quarters we may not have any revenue growth and our revenues could decline. Furthermore, if our operating expenses exceed expectations, financial performance will be adversely affected and we may continue to incur significant losses in the future.

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

For the nine months ended September 27, 2015, three customers accounted for 41% of total revenue. For the nine months ended September 28, 2014, one customer accounted for 28% of total revenue. No other customers accounted for more than 10% of total revenue during the nine months ended September 27, 2015 and September 28, 2014.

We could suffer unrecoverable losses on our customers’ accounts receivable, which would adversely affect our financial results.

Our operating cash flows are dependent on the continued collection of receivables. Although our accounts receivable as of September 27, 2015 increased by $1.6 million, or 20%, compared to the balance as of December 31, 2014 we have not had significant uncollectable accounts. However, if a customer is unable to or refuses to pay, we could suffer additional accounting losses as well as a reduction in liquidity. A significant increase in uncollectible accounts would have an adverse impact on our business, liquidity and financial results.

Our business is subject to foreign currency risk.

Sales to customers located outside the United States comprised 70% and 73% of our revenue for the nine months ended September 27, 2015 and September 28, 2014, respectively. In addition, we have four subsidiaries overseas (Japan, Israel, Switzerland and Germany) that record their operating expenses in a foreign currency.  Since sales of our products have been denominated to date primarily in U.S. dollars, increases in the value of the U.S. dollar could increase the price of our products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales. Future international activity may result in increased foreign currency denominated sales. Gains and losses on the conversion to U.S. dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in GigOptix’ results of operations. We currently do not have hedging or other programs in place to protect against adverse changes in the value of the U.S. dollar as compared to other currencies to minimize potential adverse effects.

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit Number	Description

1.1
Underwriting Agreement, by and between GigOptix, Inc., Avi Katz, Andrea Betti-Berutto and John Mikulsky, Cowen and Company, LLC and Roth Capital Partners, LLC, dated August 21, 2015 (as previously filed as an exhibit on the Company’s Current Report Form 8-K filed with the SEC on August 21, 2015).

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

GIGOPTIX, INC.

Date: November 05, 2015	/S/ Avi S. Katz
Dr. Avi S. Katz Chief Executive Officer and Chairman of the Board

Date: November 05, 2015	/S/ Darren Ma
Darren Ma Chief Financial Officer