Form 10-K
period 2015-12-31
GigOptix, Inc.
filed 2016-03-14
CIK 1432150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate value of the registrant’s common stock held by non-affiliates as of June 28, 2015, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $51.1 million.

The number of shares of common stock outstanding as of February 26, 2016, the most recent practicable date prior to the filing of this Annual Report on Form 10-K, was 44,811,907 shares.

GIGOPTIX, INC.

ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2015

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

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “project,” “could,” “intend,” “target” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

●	we have had a history of incurring losses;

●	our ability to remain competitive in the markets we serve;

●	the effects of future economic, business and market conditions;

●	consolidation in the industries we serve;

●	our ability to continue to develop, manufacture and market innovative products and services that meet customer requirements for performance and reliability;

●	our ability to expand into new product and customer markets and opportunities;

●	our ability to establish and maintain effective internal controls over our financial reporting;

●	risks relating to the transaction of business internationally;

●	our failure to realize anticipated benefits from acquisitions or the possibility that such acquisitions could adversely affect us, and risks relating to the prospects for future acquisitions;

●	the loss of key employees and the ability to retain and attract key personnel, including technical and managerial personnel;

●	quarterly and annual fluctuations in results of operations;

●	investments in research and development;

●	protection and enforcement of our intellectual property rights and proprietary technologies;

●	costs associated with potential intellectual property infringement claims asserted by a third party against us or asserted by us against a third party;

●	our exposure to product liability claims resulting from the use of our products;

●	the loss of one or more of our significant customers, or the diminished demand for our products;

●	the loss of one or more of our critical vendors, particularly sole source suppliers of key components and wafers;

●	our dependence on overseas and domestic foundries, contract manufacturing and outsourced supply chain, as well as the costs of materials;

●	our reliance on third parties to provide services for the operation of our business;

●	our ability to be successful in identifying, acquiring and consolidating new acquisitions;

●	our ability to successfully complete inception and funding of new joint ventures that we establish globally;

●	the effects of war, terrorism, natural disasters or other catastrophic events;

●	our success at managing the risks involved in the foregoing items; and

●	other risks and uncertainties, including those listed under the heading “Risk Factors” herein.

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

Overview

We are a leading fabless semiconductor designer, developer, and global supplier of a broad range of analog, digital, and mixed signal components to enable high speed information streaming over the telecom networks, datacom infrastructure, and consumer electronics links. Our ability to innovate and create differentiated products is based on deployment of various semiconductor technologies that span from III-V compounds to silicon germanium-bipolar complementary metal-oxide semiconductor (“SiGe-BiCMOS”) and complementary metal-oxide semiconductor (“CMOS”) based device designs. GigOptix’ product portfolio provides high speed solutions in markets such as fiber-optics telecom, wireless backhaul, datacom and consumer electronics, mil-aero, instrumentation, and medical equipment, for applications such as linecards and transponders, active optical cables and pluggables, point-to-point wireless radios, military electronic warfare systems, avionics electronics, GPS systems, and diverse medical equipment, such as ultrasound imaging, X-Ray, MRI, CT Scan, and defibrillators.

The business comprises two product lines: our High-Speed Communications (“HSC”) product line and our Industrial product line. Our products are highly customized and typically developed in partnership with key ‘Lighthouse” customers, occasionally generating some engineering project revenues through the development stage, and where the largest revenue is generated from future device product shipments and sales through these customers and general market availability.

The HSC product line offers a broad portfolio of high performance semiconductor devices and multi-chip-modules (“MCMs”) aimed predominantly at the telecom, datacom, consumer-electronics, and wireless markets, which includes, among others, (i) 100 to 400 gigabit per second (“Gbps”) vertical-cavity-surface-emitting laser (“VCSEL”) chipsets, direct-modulated-laser (“DML”) land optical-modulator drivers, and trans-impedance amplifier (“TIA”) devices; (ii) 10-100 Gbps clock-data-recovery (“CDR”) devices; (iii) mixed signal radio frequency integrated circuits (“RFIC”) at 5 GHz and above; (iv) power amplifiers and transceivers, as well as monolithic microwave integrated circuits (“MMIC”), for microwave and wireless applications at frequencies higher than 50 GHz; (v) integrated systems in a package (“SIP”) solutions for both  fiber-optic and wireless communication systems; and (vi) radio frequency (“RF”) chips for various consumer applications, such as global navigation satellite systems (“GNSS”), in-door tracking and navigation systems, and security systems.

The Industrial product line offers a wide range of digital and mixed-signal application specific integrated circuit (“ASIC”) solutions for various industrial applications used in the military, avionics, automotive, security and surveillance, medical and communications markets.

Since inception in July 2007, we have expanded our customer base by acquiring and integrating seven (7) companies with complementary and synergistic products and customers, and spun out one (1) business to establish a joint-venture. In doing so, we have expanded our device product line in multiple areas, growing our communication device offering from a few leading 10 Gbps ultra-long haul optical drivers, to a line of products that includes: drivers and TIAs for 2 to 400 Gbps optical applications; power amplifiers; transceiver devices for 50 to 100 GHz; and custom ASICs spanning 0.6um to 40nm technology nodes. Our worldwide direct sales force is supported by a significant number of channel representatives and distributors that sell our products throughout North America, South America, Europe, Japan and Asia.

On September 30, 2015, we completed our most recent acquisition, Terasquare, Co. Ltd., a Seoul, Korea-based, fabless semiconductor company and provider of low power, CMOS high speed communication interface semiconductors for 100Gbps Ethernet, Fiber Channel, and enhanced data rate (“EDR”) Infiniband applications, and mostly CDR devices, which we have renamed GigOptix-Terasquare-Korea (“GTK”) Co., Ltd.

Historically, since inception in 2007 and through 2014, we have incurred net losses. For the year ended December 31, 2015, for the first time, we recorded a net income of $1.2 million. For the year ended December 31, 2014, we incurred a net loss of $5.8 million. For the years ended December 31, 2015 and 2014, we had cash inflows from operations of $3.0 million and $2,000, respectively. As of December 31, 2015 and 2014, we had an accumulated deficit of $101.0 million and $102.3 million, respectively.

Industry Background

HSC Product Line

Over the past several years, communications networks have undergone significant challenges as network operators have been pursuing more profitable service offerings while reducing operating costs. The growing demand by enterprises and consumers for bandwidth due to the explosion of data, voice and video usage across networks has driven service providers to continuously add higher speed access through Wi-Fi, 4G and 5G long term evolution (“LTE”), digital subscriber line (“DSL”), and cable and fiber to the destination (“FTTx”), as well as converge their separate data, voice and video-media networks into a single IP-based high capacity integrated network to more easily manage and provide these services. High bandwidth applications such as content downloading, video streaming, high-resolution and big-data, social networks, online gaming, cloud services and Internet protocol television (“IPTV”) are challenging network service providers to supply increasing bandwidth to their customers and results in increased network utilization across the entire core and edge of wire-line, wireless and cable networks. Additionally, enterprises and institutions are managing their rapidly escalating demand for data and bandwidth and are upgrading and deploying higher speed local, storage and wide area networks (“LANs,” “SANs” and “WANs,” respectively). The U.S. government, defense and homeland security efforts also add to the demand for bandwidth, as vast amounts of data are generated through sophisticated surveillance and defense network applications that are then transferred via a myriad of terrestrial and satellite communications channels. The U.S. government and its contractors are incorporating optical and high frequency wireless and satellite communications technologies into their systems and infrastructure to address these challenges.

Optical and wireless networking technologies support higher speeds and added features, and offer greater interoperability to accommodate higher bandwidth requirements at lower cost. Leading network systems vendors are producing optical systems for carriers increasingly based on 100 Gbps and 400 Gbps speeds including multi-service switches, dense wave division multiplexing (“DWDM”) transport terminals, access multiplexers, routers, Ethernet switches and other networking systems. Moreover, these network system vendors now also offer wireless communications systems to address mobile access and backhaul demands with increased bandwidths capable of more than 1 Gbps, more so for the last kilometer connectivity applications in dense urban areas. Mirroring the convergence of telecom and datacom networks, these systems vendors are increasingly addressing both telecom and datacom applications and are also looking to integrate their network equipment offerings into a single product. Faced with the technological and cost challenges of building fully integrated systems that can handle data, voice and video, original equipment manufacturers (“OEMs”) are re-focusing on core competencies of software and systems integration, and relying on outside module and component suppliers for the design, development and supply of critical electro–optic and wireless products that perform the critical transmit and receive functions.  In addition, the carriers are increasing their demands from the OEMs to also provide systems that enable the streaming of high speed information through their entire network which includes both optical and wireless equipment.

Industrial Product Line

Through our Industrial product line, we supply custom ASICs. Historically, customers choose our custom ASICs for a number of reasons including the customers’ needs: to differentiate their products; to reduce cost or power consumption by using one custom IC; or to replace more costly and energy inefficient programmable devices such as field programmable gate arrays (“FPGAs”).

A custom ASIC makes sense where the merchant market of standard products does not provide a standard product that adequately serves a customer’s particular purpose or application. Many large semiconductor companies offer custom services for high volume customers. However, there is a large market for the next tier of applications where a custom chip is needed but the volumes are smaller and not served by the traditional ASIC suppliers. Similarly, there is a market for the continuous supply of components to customers facing end-of-life situations for ASICs and FPGAs once supported by other vendors, as well as FPGA replacement, once demand and volume increases to levels that require cost reduction. This next tier is seeking a fast turn-around from design to production-ready components, access to large libraries of pre-validated intellectual property (“IP”) portfolios, expertise with FPGA conversions and a wide array of ASIC solutions including structured ASICs, custom structured ASICs, and standard cells.

During 2015, we released a new generation of products through our Industrial product line, where we supply customers with unique ASIC devices that combine CMOS devices with ultra-wide bandwidth (“UWBW”) capabilities, as well as CMOS devices with high-speed and low-power capabilities, all of which connect to Wi-Fi or wireless infrastructure. Customers are choosing our custom ASICs because we are one of the only companies in the industry that has the unique combination of CMOS, wireless and optical design capabilities.

Challenges Faced by our Customers

HSC Product Line

The performance requirements of communications applications and the technical challenges associated with the telecom core into metro, datacom access and edge, and consumer electronics links present difficult obstacles to service providers and OEM designers that serve those markets. The core challenges of processing and transmitting high quality broadband streams include:

●	Performance: Network system OEMs require faster, higher performance components and systems due to the increasing demands for more bandwidth by network operators. These devices need to interoperate seamlessly with the other components that perform transmit and receive functions while running, in some cases, at extreme temperatures in a wide variety of operating environments.

●	Power consumption: The increase in transmission speeds inherently leads to higher power consumption by the electronic components being used. This results in thermal management challenges due to greater densities being demanded by customers. For instance, in datacenters, there are significant costs in cooling the facility.

●	Size: Customers need to maximize the utilization of their central office space, tower space and rack size and therefore demand small solution footprints to maximize port density. Since 1999, the optical industry has responded by migrating from large line-cards to smaller transponders and pluggable transceivers resulting in a significant reduction in size for communications components. This in turn puts severe size constraints on electronic, optical and RF component suppliers to maintain the pace of size reduction roadmaps without compromising on performance. Similarly, the cellular backhaul radio segment has migrated from split mount systems to full outdoor units to minimize the equipment footprint at a cell site.

●	Cost: There are significant price pressures within the communications markets to reduce component and system costs. End users continually demand more bandwidth and features yet expect to pay similar or lower prices for this increased data usage. To support this pricing dynamic, the market is driven to increase the efficiency of network operators’ capital investments to provide for exponentially increasing bandwidths with linearly increasing user revenues.

●	Complexity: Communications bandwidth increases are no longer being derived solely by driving the physical channel faster, due to the inherent physical limitations of the media. Recent bandwidth gains in both the optical and wireless markets are the result of utilizing complex signaling algorithms that encode more information per signal transition. This increasing technological complexity within communications systems and components, coupled with the growing pace of innovation and required cost reductions, have led customers to concentrate their supply chain on a smaller number of module and component suppliers on whom they can rely to invest in new innovative products and provide them with more comprehensive product portfolios, deeper product expertise and the ability to support future roadmaps.

●	Manufacturability: The optical and millimeter wave wireless industries predominantly utilize discrete components in their systems. Many of these components are manufactured by different vendors and these discrete solutions lead to manufacturing inefficiencies and yield reductions. Integration has been a key enabler in the historical success of the silicon integrated circuit (“IC”) technology to reduce complexity and cost, improve system performance, and reduce overall size and cost by increasing the functionality that can be implemented on one device and thereby decrease the component count.

●	Interoperability: In order to enable the ever-increasing demands of power consumption, size and cost reduction, optical and wireless transceivers need to be designed with a higher level of device integration.

Industrial Product Line

The demands of lower volume custom ASIC customers present a unique set of requirements to the supplier of the ASIC and the associated design services. We believe the key requirements for a successful design and supply of lower volume custom ASICs include:

●	Experience: The demands of a custom ASIC design require a dedicated and experienced design team with the ability to execute on designs ranging from simple to complex, while assisting the customer with design assessment, product review and recommendations on the best solution.

●	Access to IP portfolios and design libraries: With requirements ranging from industrial, military and avionics, medical, and communications, customers require a design team to have access to large design libraries over several families of pre-validated IP portfolios with many IP cores while utilizing industry standard design tools.

●	Speed of Design: Given the time-to-market constraints of certain customers and the impending end-of-life of parts for other customers, speed is a critical demand for customers that require custom ASIC chips. These customers generally require a fast turn-around time with competitive non-recurring engineering (“NRE”) charges. The speed and price demands require an efficient design team with a strong record of first-pass silicon success.

●	Design Depth and Knowledge: Given the complexity of the disciplines required to design and produce “optical CMOS” or “wireless CMOS” ASICs, we are among the few companies in the industry that possess optical, wireless, and CMOS design acumen that enable these designs.

Our Solutions

HSC Product Line

We offer a comprehensive portfolio of 2 Gbps to 400 Gbps electro-optical products as we gear up toward the future generation of those products at even higher speeds of 1 terabit per second (“Tbps”). We provide bundled solutions that combine multiple chips and drivers. We also offer a comprehensive portfolio of MMIC products to support E-band wireless communications and defense markets. We combine high performance analog and mixed signal design skills, with experience in integrated systems, interoperability, power management and size optimization. We believe customers choose to work with us for several reasons including:

Superior Performance: We believe that our performance advantage is derived from industry-leading MMICs, MCMs, drivers, amplifiers and design capabilities. Our technology expertise allows us to design products that often exceed the current performance, power, size, temperature and reliability requirements of our customers.

Broad Product Line: We have a comprehensive portfolio of products for telecom, datacom, consumer electronics high speed links and interactive interfaces, and defense and industrial applications designed for optical speeds from 3 Gbps to over 400 Gbps and for wireless frequencies up to 86GHz. Our products support a wide range of data rates, protocols, transmission distances and industry standards. This wide product offering allows us to serve as a “one-stop shop” to our customers in offering a comprehensive product arsenal, as well as allows us to reduce costs as we leverage existing design building-blocks into new applications. Our portfolio comprises a wide family of products and includes mainly, the following products:

●	Telecom laser drivers for 10 Gbps, 40 Gbps, 100 Gbps and 400 Gbps applications;

●	Telecom receiver TIAs for 10 Gbps, 40 Gbps, 100 Gbps and 400 Gbps applications;

●	Datacom VCSEL driver & receiver chipsets for single, 4 and 12 channel parallel optics applications from 2 Gbps to 28 Gbps/channel;

●	DML drivers for single and 4 channels of 28 Gbps/channel;

●	CDR devices for single and 4 channel implementations of 28 Gbps/channel;

●	Wideband RF MMIC amplifiers with flat gain response; and

●	High Frequency RF MMIC Power Amplifiers with high gain and output power.

Power Consumption and Size Reduction: GigOptix designs and enabling technologies utilize efficient circuit techniques and material technology to reduce energy usage without compromising performance.  Our designs also typically have smaller footprints than competing products enabling an overall smaller transponder design.

Cost Reduction: We are a material-agnostic, fabless design-house and are skilled in designing and utilizing a number of packaging and semiconductor process technologies such as indium phosphide (“InP”), gallium arsenide (“GaAs”), silicon germanium (“SiGe”) and CMOS silicon. This portfolio of enabling technologies provides the flexibility to optimize the cost/performance of our products to meet the challenge at hand and to provide the best of breed solutions to meet our customers’ needs. We believe that this, coupled with the ability to integrate more complex logic functions into the TIA designs, offers compelling value to our customers. By providing a broad portfolio of products to our customers we are able to achieve production efficiencies which allows us to offer attractive pricing.

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

Technology Leadership and Innovation: Our products are built on a foundation of semiconductor technologies supported by over 20 years of innovation and research and development experience that has resulted in more than 100 patents awarded and patent applications pending worldwide. Our technology innovation extends from the design of ultra-high speed semiconductor integrated circuits, monolithic microwave integrated circuit design, multi-chip modules, and optical device design. These areas of competence include signal integrity, thermal modeling, power consumption and integration of multiple ICs into sub-system multi-chip module components. Our many years of experience allow us to design high-performance solutions and we conduct our development both independently and in close partnership and cooperation with lead “Lighthouse” customers. For these reasons, we have been selected as a partner for many Tier-1 customers in Japan, the USA and Europe.  For example, we were a partner with a leading global equipment supplier to develop 100 Gbps coherent limiting drivers for the first commercially available 100 Gbps system that was launched in 2010. This partnership has grown to encompass the development of new generations of drivers such as the 100 Gbps coherent linear driver that we launched in 2014. Furthermore, our high performance wideband amplifiers are utilized in a number of mission critical military applications.

Horizontal Business Model: We deploy a fabless semiconductor device horizontal business model as opposed to a vertical integration model since it is our mission to serve a broad customer base in the optical and wireless communications and defense markets with the best-in-class semiconductor components. We believe this will be driven by the system vendor end-customers’ desire for continuing price reduction with increasing volumes and will be enabled by the growth of capable component suppliers such as GigOptix as well as the availability of high quality electronics contract manufacturers (“ECMs”). We cultivate a “Virtual Vertical Integrated” (“VVITM”) model, which is based on strong relationships with our customers, ECMs and other component vendors in the supply chain with aligned objectives.  We enable flattening and simplifying of the supply chain for faster, more cost-efficient and more effective development and delivery of products to the marketplace which results in more attractive prices.

Industrial Product Line

We are a leading digital and mixed signal ASIC company with unique technology that allows our customers to reduce their costs, development cycles and risks associated with complex system-on-chip (“SoC”) and ASIC designs.  We offer value-added services designing ASICs and taking these designs to volume production by integrating digital and mixed signal IP and using world renowned third-party foundries, as well as fast and low cost conversions of FPGA devices into ASICs.

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

Broad Product Line: We have access to a comprehensive library of pre-validated IP portfolios and expertise with ASIC and FPGA conversions that allow us to offer a wide array of ASIC solutions including:

●	Structured ASICs, which are legacy products;

●	Custom Structured ASICs, which are legacy products;

●	Standard Cell ASICs, which are legacy products;

●	Optical ASICs;

●	Wi-Fi and Wireless ASICs;

●	Ultra-wide bandwidth (“UWBW”) ASICs, and

●	Mixed Signal ASICs;

Growth Strategy

Our objective is to be the leading provider of high performance electronic and electro-optic components for the optically and wirelessly connected digital world enabling the end-to-end high speed information streaming on the network through telecom, datacom and consumer-electronic infrastructure, growing through both organic and strategic means. Elements of our strategy include the following:

Focus on High Growth Emerging Market Opportunities. We will continue to focus our product development resources on high growth emerging market segments both within the markets we currently serve as well as in new markets that utilize our core technologies. We will continue to invest substantially in high performance products for 100 Gbps, 400 Gbps and beyond optical communications applications. We intend to leverage our extensive knowledge in fiber-optics telecom and datacom communications systems to continue to develop lead devices for high speed links for various emerging consumer electronic applications, such as optical connections, virtual and augment reality (“VR” and “AR”), ultra-wide bandwidth in-door devices, Wi-Fi and wireless connected security sensors, natural interfaces and 3D cameras such as time-of-flight (“TOF”) cameras. We will also focus on emerging high speed wireless point-to-point E-band and V-band communications enabled by our millimeter 71GHz to 86GHz, and 60GHz, respectively, MMIC solutions. We believe that high growth opportunities exist even within more established communications segments by virtue of introducing innovative device and system architectures as well as business models to disrupt the established players and value chain relationships. Outside of telecom and datacom, we are able to leverage the same designs re-characterized for RF systems for use in defense applications such as phased array radars and super-computers and in certain emerging areas of the consumer electronics market.

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

Partner for Innovation. Over the past few years, we have successfully partnered with lead “Lighthouse” commercial customers and contract manufacturers on research and development efforts for our electronic components. We see this as a core element of our strategy both to support the investment required to maintain our innovation as well as to align our research and development with the future needs of commercial and defense markets. In order to maintain our position at the forefront of next generation optical modules and components, we intend to continue these relationships.  These partnerships with “Lighthouse” customers are generally done for the development of products required in a one to two-year time horizon and often on a shared investment basis. We believe that this helps us stay aligned with market needs when considering the sometimes significant investment in a new development.

Strategic Acquisitions and Joint Ventures. To augment our organic growth strategy, we actively pursue acquisitions that provide an efficient alternative to in-house development of technology, products or revenue. The synergies we search for include efficient extensions of our product offerings to strengthen our market position, enhancing our technology base, increasing our revenue base and expanding our customer base in selected markets to provide cross selling opportunities and to enhance our geographic or market segment presence. We continuously evaluate potential acquisitions against the above criteria. As an example, on September 30, 2015, we acquired Terasquare in Seoul, Korea. The Terasquare acquisition provided us with complementary technology to our High Speed Communications product portfolio. Combining Terasquare’s quad channel CDR technology and products for 100GbE data communication applications with the existing GigOptix roadmap enables a complete 100Gbps chipset solution, positioning us for further growth as the industry transitions from 40Gbps to 100Gbps+ speeds. Furthermore, our process aims to conduct a swift integration to quickly eliminate duplicate and redundant costs thus providing accretive performance.  In addition, where we deem appropriate for facilitating strategic growth, we will also look at entering into joint ventures or strategic licensing or collaborative arrangements as a means of gaining access to and advancing developing technology and products.

Strategic Minor Investments in Small Early Stage Companies. To augment our organic growth strategy and access critical software (“SW”) and hardware (“HW”) building blocks that can add to the differentiation of our emerging products, we execute minor financial investments from time to time in unique early stage companies that allow us to potentially create synergies in our respective future product development and to more effectively cooperate in developing new differentiated product roadmaps and addressing new markets for those products. For example, on January 25, 2016, we invested $1.2 million to obtain a minority stake in Anagog Ltd., based in Israel, which is the developer of the world’s largest crowdsourced parking network. Anagog is perfecting the mobility status algorithms that allow for advanced on-phone machine learning capabilities for the best user experience with ultra-low battery consumption and a high level of privacy protection. The exceptional software capabilities of Anagog, particularly in conjunction with indoor location tracking and navigation, provides a unique layer of applications that can be added to the applications tool-kit that can provide opportunities for future SoCs addressing new applications such as ultra-wide bandwidth video and media content streaming.

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

High Speed Analog Semiconductor Design & Development. One of our core competences is circuit design for optimal signal integrity performance in high speed and high frequency applications. We use a variety of semiconductor processes to implement our designs including III-V processes such as InP and GaAs for higher power applications such as long reach telecom transponders, as well as silicon processes such as SiGe for low power consumption parallel optics such as for active-optical-cables (“AOCs”) for datacom datacenter connectivity and consumer electronics high speed links. Through our BrPhotonics joint venture we also drive development of new high speed optical devices using the newly developed technology of silicon-photonics.

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

Through our HSC product line, we design and market products that amplify electrical signals during both the transmission (amplifiers, laser devices and modulator drivers, and clock-data-recovery devices) and reception (TIAs) of optical signals in the transmission of data. In addition, our microwave and millimeter wave amplifiers amplify small signal radio signals into more powerful signals that can be transmitted over long distances to establish high throughput data connections or enable radar based applications. We have a comprehensive product portfolio, particularly at data rates that exceed 40 Gbps. The primary target markets and applications for our products include optical interface modules such as line-cards, transponders and transceivers within telecom and datacom switches and routers, high speed wireless point-to-point millimeter wave systems and defense systems. Our products are critical blocks used in telecom and datacom optical communications networks.  For telecom, these networks range from long haul to metro systems and for datacom, from access to data links to the consumers, where the conversion of data from the electrical domain to the optical domain occurs. Our optical drivers amplify the input digital data stream that is used to directly modulate the laser or to drive an external modulator that acts as a precise shutter to switch on and off the light that creates the optical data stream. At the other end of the optical fiber, our sensitive receiver TIAs detect and amplify the small currents generated by photo-diodes converting the received light into an electrical current. The TIAs amplify the small current signals into a larger voltage signal that can be read by the electronics and processors in the network servers. We supply an optimized component for each type of laser and photo-diode depending upon the speed, reach and required cost. Generally, a shorter reach results in higher volume, less demanding product specifications and greater pressure to reduce costs. We implement our products in a number of process technologies and have been at the forefront of extracting optimal performance from each technology to be able to address each market segment’s individual requirements in a cost effective manner. In some instances, we provide NRE design services for certain custom designs of our high-speed communications components in order to enhance our commercial partnership with these customers. The NRE work is included in development fees and other revenue on the consolidated statement of operations.

Through our Industrial product line, we offer complex ASIC solutions and design work that are used in a number of applications such as defense, test and measurement applications and emerging consumer electronics to enable the high speed processing of complex signals.

Our product portfolio is designed to cover the broad range of solutions needed in these different areas. Our two product lines include the following four product series:

HSC Product Line

GX Series - The GigOptix GX Series of products services both the telecom and datacom markets with a broad portfolio of drivers and TIAs that address 10 Gbps, 40 Gbps, 100 Gbps and 400 Gbps speeds over distances that range from 40 to 10,000 kilometers. The GX Series devices are used in DWDM, SONET/SDH components and those based upon the OIF standards.

HX Series - The GigOptix HX Series of products services the high performance computing (“HPC”), datacom and consumer markets with a portfolio of parallel VCSEL drivers and TIAs, DML drivers, and CDR devices that address 2 Gbps, 10 Gbps, 14 Gbps, 16 Gbps and 28 Gbps channel speeds over a few centimeters to 40 kilometer distances in single, 4 and 12 channel configurations. The HX Series devices are used in proprietary HPC formats, FibreChannel, Infiniband, Ethernet, optical HDMI and super-computing connectivity components.

EX Series - The GigOptix EX Series of products comprise a variety of high performance products that were developed, acquired or licensed over the last few years.  We focus these products on the high frequency E-Band trunk and V-Band small and micro-cell point-to-point-backhaul wireless infrastructure.  These products also address the defense and instrumentation markets where we differentiate ourselves by providing high power, high frequency amplifiers and high gain, broadband devices that exhibit minimal ripple across the frequency spectrum of the device to ensure optimum performance. Moreover, most of our devices have only a single voltage rail supply which both simplifies the board design and improves the reliability of the system.

Industrial Product Line

CX Series - The GigOptix CX Series of products offer a broad portfolio of distinct paths to digital and analog mixed signal ASICs with the capability of supporting designs of up to 10M gates and more in technologies ranging from 0.6µ through 40nm. The CX Series uses our proprietary technology in structured and custom structured ASICs in the legacy products we sell to enable a generic ASIC solution that can be customized for a customer using only a few metal mask layers. This ensures fast turn-around times with significant cost advantages for customers over both FPGA and dedicated ASIC implementations. As of this year, the CX Series also includes new advanced devices to serve emerging and fast growing markets particularly related to consumer-electronics applications, such as in-door tracking and navigation, Wi-Fi and wireless connected security sensors, and GNSS. The CX Series also offers value-added ASIC services including integrating proven digital and mixed signal IP into designs and taking customers designs’ from register transfer level (“RTL”) or gate-level net list definitions to volume production with major third party foundries. The CX Series has a significant customer base in the industrial, military and avionics, medical and communications markets.

Customers

We have a global customer base in the telecom, datacom, wireless, consumer electronics, defense and industrial electronics markets. Our customers include many of the leading network system vendors worldwide.  During 2015, we sold to major customers including Alcatel-Lucent, now Nokia, and other “Tier-One” equipment vendors in the United States, Europe, Japan and Asia, as well as to leading industrial, aerospace and defense companies. The number of leading network systems vendors which supply the global telecom, datacom and wireless markets is concentrated, and so, in turn, is our customer base.  Our customers in the industrial and commercial markets consist of a broader range of companies that design and manufacture electro-optics and high speed information management products. These include medical, industrial, test and measurement, scientific systems, printing engines for high-speed laser printers and defense and aerospace applications.

As part of our strategy, we market and sell our products through third-party distributors in certain markets such as China, Taiwan and Japan where the ability to make sales to end-user customers is dependent upon such a channel. Although we develop relationships with distributors in these markets that further our sales efforts, we do not control the activities of our distributors with respect to the marketing and sale of our products. Therefore, the reputation and performance of our distributors and their ability and willingness to sell our products, uphold our brand reputation, and expand their businesses and sales channels are essential to the growth of our business in these markets. Similarly, factors which are under our control, such as the development of our products, are essential to the growth of our business in these markets. Consistent with our relationship with individual customers, we do not have long-term purchase commitments from these distributor customers, and certain distributor agreements provide for semi-annual stock rotation privileges of 5 to 10 percent of net sales for the previous six-month period. As product sales have continued to grow in Asia, primarily in China and Taiwan, the distributors in those markets are making sales to multiple end-user customers. Maintaining distributors in these markets is necessary to our ability to make sales in such jurisdictions, however, due to the nature of our customer relationships with the distributors and the structure of the distribution market, it is possible to cease business operations with any particular distributor and put in place an alternative distribution arrangement without materially impacting our sales, provided we have an appropriately planned transition.

In addition, certain end-user customers in the United States and Europe do not make direct purchases of our products from us. Rather, purchases are made by distributors that are engaged by the end-user customers to manage their long-term inventory needs. Unlike the distributors we engage, these distributors have no stock rotation rights and, in some cases, they also pay in advance of shipment. Since purchase commitments are dependent upon the purchasing decisions of the end-user customers supported by these distributors, there are no long-term purchase commitments necessary from these distributor customers.

In fiscal year 2015, one customer, Alcatel-Lucent, now Nokia, and three distributors, Pangaea (H.K.) Limited, in China, 3A, Inc., in the United States, and Litrax Technology Co., Ltd, in Taiwan, accounted for 23%, 16%, 11% and 10% of our total revenue, respectively. In fiscal year 2014, one customer, Alcatel-Lucent, accounted for 25% of our total revenue and no other customer accounted for more than 10% of total revenue.

Of our total revenue in 2015, 35%, 33% and 30% were generated by customers located in Asia, North America and Europe, respectively, compared with 31%, 29% and 38%, respectively, for the year ended December 31, 2014. For the year ended December 31, 2015, 95% of our revenue was contributed by product revenue and 5% of our revenue was contributed by development fees and other revenue. For the year ended December 31, 2014, 90% of our revenue was contributed by product revenue and 10% of our revenue was contributed by development fees and other revenue.

Manufacturing

During 2011, we received an ISO9001:2008 certification and have maintained it seamlessly, including successful completion of a complete renewal audit during 2014 and adding our subsidiary in Zurich in 2015. Our foundry and contract manufacturing partners are located in China, Japan, the Philippines, Taiwan, Thailand, and the United States. Some of our contract manufacturing partners that assemble or produce are strategically located close to our customers’ contract manufacturing facilities to shorten lead times and enhance flexibility.

We follow established new product introduction (“NPI”) processes that help to ensure product reliability and manufacturability by controlling when new products move from the sampling stage to mass production. We have stringent quality control processes in place for both internal and contract manufacturing. We utilize manufacturing planning systems to coordinate procurement and manufacturing to our customers’ forecasts. These processes and systems help us closely coordinate with our customers, support their purchasing needs and product release plans, and streamline our supply chain.

Electronic components: ICs and MCMs: For our ICs and MCMs, we use an outsourced contract manufacturing model. We have a clean-room equipped prototype manufacturing and testing facility in our San Jose location which is used to optimize manufacturing and test procedures to achieve internal yield and quality requirements before transferring volume production to our contract manufacturing partners. We develop long-term relationships with strategic contract manufacturing partners to reduce assembly costs and provide greater manufacturing flexibility. The manufacture of some products such as certain low volume, high complexity or customized multi-chip modules may remain in-house during the full production stage to speed time to market and bypass manufacturing transfer costs. We also have well-equipped testing laboratory facilities in our Zurich and Korea locations which are used to develop and optimize our developed devices in those locations.

For our less complex packaged chips and bare die products, we typically move new product designs directly to contract manufacturing partners. These products fit easily into a standard fabless semiconductor production flow and ramp up to greater volumes in mass production.

Sales, Marketing and Technical Support

HSC Product Line

In the communications market, we primarily sell our products through our direct sales force supported by a network of manufacturer representatives and distributors. Our sales force works closely with our engineers, product marketing and sales operations teams in an integrated approach to address a customer’s current and future needs. We assign account managers for each strategic customer account to provide a clear interface for our customers. The support provided by our engineers is critical in the product qualification stage. Optical transceiver modules and point-to-point (“PtP”) microwave and millimeter wireless backhaul transceivers are complex products that are subject to rigorous qualification procedures of both the product and the supplier and these procedures differ from customer to customer. Also, many customers have custom requirements in order to differentiate their products and meet design constraints. Our sales, product marketing and general management personnel interface with our customers’ product development staff to address customization requests, collect market intelligence to define future product development, and represent us in pertinent standards bodies.

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

Since inception, we have actively communicated our brand worldwide through participation at trade shows and industry conferences, publication of research papers, bylined articles in trade media, and advertisements in trade publications and interactive media, interactions with industry press and analysts, press releases and our company website, as well as through print and electronic sales material.

Competition

The market for high-speed semiconductor and electro-optic devices is characterized by price competition, rapid technological change, short product life cycles, an ever-increasing number of customers and suppliers, and global competition. While no one company competes against us in all of our product areas, or offers the breadth of our product portfolio, our competitors range from large, international companies offering a wide range of products to smaller companies specializing in narrow markets. Due to the increasing market demand for high-speed, high-frequency components, we expect the entry of new competitors into our target markets both from existing semiconductor suppliers and from the internal operations of some companies producing products similar to ours for their own requirements.

We believe the principal competitive factors impacting all of our products are:

●	product performance including size, speed, functionality, operating temperature range, power consumption and reliability;

●	price to performance characteristics;

●	delivery performance and lead times;

●	development relationships with customers;

●	time to market;

●	breadth of product solutions;

●	strong customer relationships;

●	sales, technical and post-sales service and support;

●	technical partnership in the early stages of product development;

●	sales channels;

●	ability to drive standards and comply with new industry MSAs and other standards;

●	ability to partner with emerging companies to provide differentiating, innovative solutions; and

●	business and financial stability.

HSC Product Line

GX Products - In the telecom and datacom segments, we compete with Qorvo, InPhi, Semtech, MicroSemi, Vitesse, MaxLinear and M/A-Com. We compete with Qorvo (formerly TriQuint) and MaxLinear predominantly in the 10 Gbps, 40 Gbps and 100 Gbps Mach Zehnder driver space; Oki, MicroSemi (formerly Centellax) and Vitesse predominantly in the 10 Gbps EML driver space; InPhi predominately in the TIA, and the 40 Gbps and 100 Gbps driver spaces; Semtech predominately in the datacom space; Vitesse in the 10 Gbps TIA receiver space, and M/A-Com predominately in the telecom driver and TIA space.

HX Products - In the market for physical medium dependent (“PMD”) ICs we compete with M/A-Com, Broadcom Limited via their merger with Avago, Finisar, Tyco Electronics (formerly Zarlink), Mellanox via their acquisition of IPtronics, and Semtech. Broadcom Limited, Finisar and Tyco Electronics are vertically integrated transceiver module manufacturers with in-house PMD IC design capability.

EX Products - Our MMICs compete in the microwave and millimeter wave radio markets, an industry that is intensely competitive. We compete with Qorvo (formerly TriQuint), ADI (formerly Hittite), RFMD, Northrop Grumman (for internal use), Sumitomo and M/A-Com in this product area.

Industrial Product Line

CX Products - Our ASICs compete in the custom integrated circuit industry, an industry that is intensely competitive. In the low to medium volume market, the primary competitors include FPGA manufacturers like Xilinx, Intel via their acquisition of Altera, Lattice Semiconductor and Actel Corporation. In the medium to high volume market, there are over 30 companies competing in this market. Companies that we compete with most often include ON Semiconductor, eSilicon, Open Silicon, Faraday, Toshiba and eASIC.

We believe that important competitive factors specific to the custom integrated circuit industry include: Product pricing, time-to-market, product performance, reliability and quality, power consumption, availability and functionality of predefined IP cores, inventory management, access to cutting-edge process technology, track record of successful product execution and achieving first time working silicon, ability to provide excellent applications support and customer service, ability to offer a broad range of ASIC solutions to retain existing customers and compliance with U.S . government ITAR and EAR requirements.

Patents and Other Intellectual Property Rights

We rely on patent, trademark, copyright and trade secret laws and internal controls and procedures to protect our technology. We believe that a robust technology portfolio that is assessed and refreshed periodically is an essential element of our business strategy. We believe that our success will depend in part on our ability to:

●	obtain patent and other proprietary protection for the materials, processes and device designs that we develop;

●	enforce and defend patents and other rights in technology, once obtained;

●	operate without infringing the patents and proprietary rights of third parties; and

●	preserve our company’s trade secrets.

  As of December 31, 2015, we and our subsidiaries have active 46 patents and have 3 patent applications pending. Patents have been issued in various countries with the main concentration in the United States. Our patent portfolio covers a broad range of intellectual property including semiconductor design and manufacturing, device packaging, module design and manufacturing and electrical circuit design. We follow well-established procedures for patenting intellectual property. The portfolio also represents a balanced compilation of intellectual property that has been filed by the various companies we have acquired, and hence protects all of our product lines. As of December 31, 2015, we also licensed patented technology from IBM and Northrop Grumman Corporation. Many of the pending and issued U.S. patents have one or more corresponding international or foreign patents or applications.  Our existing significant U.S. patents will expire between August 2021 and November 2035.

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

We have patents and patents pending covering technologies relating to:

High-Speed Integrated Circuits

●	circuit topology to achieve ultra-large frequency bandwidth;

●	efficient voltage control circuitry for broadband high voltage drivers; and

●	control circuitry to stabilize gain control functionality over temperature.

RF Millimeter wave circuits

●	waveguide transitions;

●	component interconnect; and

●	impedance compensating circuits.

RF Communications systems

●	impedance compensating circuits;

●	sectorized communications systems;

●	sectorized multi-function communications systems; and

●	wireless point to multi-point communications systems.

ASICs

●	wireless point to multi-point communications;

●	customizable integrated circuit devices;

●	single metal programmability in a customizable integrated circuit device;

●	configurable cells for customizable logic array device;

●	an in-circuit device, system and method to parallelize design and verification; and

●	methods of developing application specific integrated circuit devices.

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

Third parties may infringe the patents that we own or license, or claim that our potential products or related technologies infringe their patents. Any patent infringement claims that might be brought by or against our company may cause us to incur significant expenses, divert the attention of our management and key personnel from other business concerns and, if successfully asserted against us, require us to pay substantial damages. In addition, a patent infringement suit against us could force us to stop or delay developing, manufacturing or selling potential products that are claimed to infringe a patent covering a third party’s intellectual property.

We periodically evaluate our patent portfolio based on our assessment of the value of the patents and the cost of maintaining such patents, and may choose from time to time to let various patents lapse, terminate or be sold.

Employees

As of December 31, 2015, we had 92 full-time employees, including 53 engineers, mainly electrical and materials; 22 employees in manufacturing, operations, and quality, 9 employees in global sales and marketing and 8 employees in general and administrative. In addition, we utilize the service of a number of independent contractors for various administrative, development, testing and manufacturing functions.

Environmental

Our operations involve the use, generation and disposal of hazardous substances and are regulated under international, federal, state and local laws governing health and safety and the environment. We believe that our products and operations at our facilities comply in all material respects with applicable environmental laws and worker health and safety laws, however, the risk of environmental liabilities cannot be completely eliminated.

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

Where You Can Find More Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge as soon as possible after we electronically file them with, or furnish them to, the Securities Exchange Commission (“SEC”). You can access our filings with the SEC by visiting our website. The information on our website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC. Additionally, the Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, by our predecessor registrant Lumera are available at www.sec.gov.

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

Historically, since inception on 2007 and through 2014 we have incurred net losses. For the year ended December 31, 2015, for the first time, we recorded net income of $1.2 million. For the year ended December 31, 2014, we incurred a net loss of $5.8 million. For the years ended December 31, 2015 and 2014, we had cash inflows from operations of $3.0 million and $2,000, respectively. As of December 31, 2015 and 2014, we had an accumulated deficit of $101.0 million and $102.3 million, respectively. We expect development, sales and other operating expenses to increase in the future as we expand our business. If our revenue does not grow to offset these current expenses, we may not be profitable. In fact, in future quarters we may not have any revenue growth or our revenues could decline. Furthermore, if our operating expenses exceed expectations, financial performance will be adversely affected and we may continue to incur significant losses in the future.

We face intense competition and expect competition to increase in the future, which could have an adverse effect on our revenue, revenue growth rate, if any, and market share.

The global semiconductor market, in general, is highly competitive. Increased competition could result in price pressure, reduced profitability and loss of market share, any of which could materially and adversely affect our business, revenue, revenue growth rates and operating results.  We compete in different target markets to various degrees on the basis of a number of principal competitive factors, including our products’ performance, features and functionality, energy efficiency, size, ease of system design, customer support, products, reputation, reliability, price and the quality of our product roadmap. We expect competition to increase and intensify as more and larger semiconductor companies, as well as the internal resources of large, integrated original equipment manufacturers, or OEMs, enter our markets.

Although we believe we currently compete favorably with our competitors, we cannot be certain that we will be able to compete successfully against either current or new competitors in the future.  Our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets and internal engineering groups within device manufacturers, some of which may be our customers.  Some of our competitors which are large public companies have longer operating histories and greater financial, technical, marketing resources than we have.  Our primary competitors include Qorvo, Vitesse, Oki, Inphi, M/A-Com, Semtech, Microsemi, Avago, Finisar, MaxLinear, Tyco Electronics (formerly Zarlink) and Mellanox. We expect competition in the markets in which we participate to increase in the future as existing competitors improve or expand their product offerings. In addition, we believe that a number of other public and private companies are in the process of developing competing products for digital television and other broadband communications applications. Because our products often are “building block” semiconductors which provide functions that in some cases can be integrated into more complex integrated circuits, we also face competition from manufacturers of integrated circuits, some of which may be existing customers that develop their own integrated circuit products.

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

A relatively small number of customers account for a significant portion of our revenue in any particular period. One or more of our key individual customers may discontinue operations as a result of consolidation, liquidation or otherwise, or reduce significantly its business with us due to the current economic conditions or their current situation. Reductions, delays and cancellation of orders from our key customers or the loss of one or more key customers could significantly reduce our revenue and profits. There is no assurance that our current customers will continue to place orders with us, that orders by existing customers will continue at current or historical levels or that we will be able to obtain orders from new customers.

Furthermore, as part of our strategy, we market and sell our products through third-party distributors in certain markets such as China, Taiwan and Japan where the ability to make sales to end-user customers is dependent upon such a channel. Although we develop relationships with distributors in these markets that further our sales efforts, we do not control the activities of our distributors with respect to the marketing and sale of our products. Therefore, the reputation and performance of our distributors and their ability and willingness to sell our products, uphold our brand reputation, and expand their businesses and sales channels are essential to the growth of our business in these markets. Similarly, factors which are under our control, such as the development of our products, are essential to the growth of our business in these markets. Consistent with our relationship with individual customers, we do not have long-term purchase commitments from these distributor customers, and certain distributor agreements provide for semi-annual stock rotation privileges of 5 to 10 percent of net sales for the previous six-month period. As product sales have continued to grow in Asia, primarily in China and Taiwan, the distributors in those markets are making sales to multiple end-user customers. Maintaining distributors in these markets is necessary to our ability to make sales in such jurisdictions, however, due to the nature of our customer relationships with the distributors and the structure of the distribution market, it is possible to cease business operations with any particular distributor and put in place an alternative distribution arrangement without materially impacting our sales, provided we have an appropriately planned transition. However, we cannot provide assurances that we can adequately plan for all such needs to replace any of our distributors in these markets, or that any changes will not result in delay of shipment of our product or disruptions of distribution arrangements in the future, and loss of a key distributor could have an adverse effect on our business, revenue and operating results.

In addition, certain end-user customers in the United States do not make direct purchases of our products from us. Rather, purchases are made by distributors that are engaged by the end-user customers to manage their long-term inventory needs. Unlike the distributors we engage, these distributors have no stock rotation rights and, in some cases, may pay in advance of shipment. Since purchase commitments are dependent upon the purchasing decisions of the end-user customers supported by these distributors, there are no long-term purchase commitments necessary from these distributor customers, and the risks that exist with individual customers apply equally to these customer relationships.

In fiscal year 2015, one customer, Alcatel-Lucent, now Nokia, and three distributors, Pangaea (H.K.) Limited, in China, 3A, Inc., in the United States, and Litrax Technology Co., Ltd, in Taiwan, accounted for 23%, 16%, 11% and 10% of our total revenue, respectively. In fiscal year 2014, one customer, Alcatel-Lucent, accounted for 25% of our total revenue and no other customer accounted for more than 10% of total revenue.

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

Our operating cash flows are dependent on the continued collection of receivables. Although our net accounts receivable as of December 31, 2015 increased by $2.6 million or 33% compared to the balance as of December 31, 2014, we have not had significant uncollectable accounts. However, if a customer is unable or refuses to pay, we could suffer additional accounting losses as well as a reduction in liquidity. A significant increase in uncollectible accounts would have an adverse impact on our business, liquidity and financial results.

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

Sales to customers located outside of the United States comprised 70% and 74% of our revenue for the years ended December 31, 2015 and 2014, respectively. In addition, we have subsidiaries overseas in Switzerland, Japan, and Korea that record their operating expenses in a foreign currency.  Since sales of our products have been denominated to date primarily in U.S. dollars, increases in the value of the U.S. dollar could increase the price of our products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales. Future international activity may result in increased foreign currency denominated sales. Gains and losses on the conversion to U.S. dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in our results of operations. We currently do not have hedging or other programs in place to protect against adverse changes in the value of the U.S. dollar as compared to other currencies to minimize potential adverse effects.

We rely on a limited number of third parties to manufacture, assemble and test our products, and the failure to manage our relationships with our third-party contractors successfully could adversely affect our ability to market and sell our products.

In addition to our in-house manufacturing facilities, we operate an outsourced manufacturing business model that utilizes third-party foundry, assembly and test capabilities. As a result, we rely on third-party foundry wafer fabrication, assembly and test capacity, including sole sourcing, for many components or products. Currently, our semiconductor devices are manufactured by foundries operated by IBM Corp., WIN Semiconductors Cayman Islands Co., Ltd., Qorvo, UMC Group, Global Communication Semiconductors LLC., Sumitomo Electric Device, Tower Semiconductor Ltd. and Northrop Grumman Space & Mission Systems. We also use third-party contractors for our assembly and test operations, which include, Bourns, SPEL Semiconductor Limited, ASE Group, and Fabrinet.

Relying on third party manufacturing, assembly and testing presents significant risks to us, including the following:

●	failure by us, or our customers or their end customers to qualify a selected supplier;

●	capacity shortages during periods of high demand;

●	reduced control over delivery schedules and quality;

●	shortages of materials and potential lack of adequate capacity during periods of excess demand;

●	misappropriation of our intellectual property;

●	limited warranties on wafers or products supplied to us;

●	potential increases in prices;

●	inadequate manufacturing yields and excessive costs;

●	difficulties selecting and integrating new subcontractors; and

●	political instability in countries where third-party manufacturers are located.

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

The loss of our relationship with or access to any of the semiconductor foundries we currently use for the fabrication of custom designed components and any resulting delay or reduction in the supply to us of semiconductor devices, would severely impact our ability to fulfill customer orders and could damage our relationships with our customers. For example, we may not be successful in forming alternative supply arrangements that provide us with a sufficient supply of GaAs devices. GaAs devices are used in many of the products we manufacture. Because there are a limited number of semiconductor foundries that use the gallium arsenide process technologies we select for our products and that have sufficient capacity to meet our needs, using alternative or additional semiconductor foundries would require an extensive qualification process that could prevent or delay product shipments and revenues. We estimate that it may take up to nine to twelve months to shift production of a given semiconductor circuit design to a new foundry.

Restrictive covenants under our credit facility with Silicon Valley Bank may adversely affect our operations.

If we utilize our loan and security agreement with Silicon Valley Bank, it contains a number of restrictive covenants that will impose significant operating and financial restrictions on our ability to, without prior written approval from Silicon Valley Bank:

●	merge or consolidate, or permit any of our subsidiaries to merge or consolidate, with or into any other business organization, or acquire, or permit any of our subsidiaries to acquire, all or substantially all of the capital stock or property of another person or company;

●	sell, lease, or otherwise transfer, or permit any of our subsidiaries to sell, lease or otherwise transfer, all or any part of our business or property, except in the ordinary course of business or in connection with certain indebtedness or investments permitted under the loan and security agreement;

●	create, incur, or assume any indebtedness, other than certain indebtedness permitted under the loan and security agreement with Silicon Valley Bank;

●	pay any dividends (except in the form of our equity securities) or make any distributions or payment on, or redeem, retire or repurchase any capital stock; and

●	make any investment, other than certain investments permitted under the loan and security agreement.

As of December 31, 2015, we did not have an outstanding balance on our line of credit. However, if we make future borrowings, a failure to comply with the covenants contained in our loan and security agreement could result in an event of default under the agreement that, if not cured or waived, could result in the acceleration of the indebtedness and have a material adverse effect on our business, financial condition and results of operations.

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

Historically, since inception on 2007 and through 2014 we have incurred net losses. As of December 31, 2015, we had an accumulated deficit of $101.0 million. We have incurred significant losses since inception, attributable to our efforts to design and commercialize our products, and only for the year ended December 31, 2015 did we have net income. We have managed our liquidity during this time through a series of cost reduction initiatives and through increasing our line of credit with our bank. We had $30.2 million in cash and cash equivalents as of December 31, 2015. However, while we have additional cash available, our ability to continue as a going concern may be dependent on many events outside of our direct control, including, among other things, obtaining additional financing either privately or through public markets, should this be necessary, and customers purchasing our products in substantially higher volumes.

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

In addition, we currently purchase a number of materials and components, some from single source suppliers, including, but not limited to:

●	semiconductor wafers;

●	semiconductor devices;

●	application-specific monolithic microwave integrated circuits;

●	voltage regulators;

●	passive components;

●	unusual or low usage components;

●	surface mount components compliant with the EU’s Restriction of Hazardous Substances (“RoHS”), Directive;

●	packages, housings and custom metal parts;

●	high-frequency circuit boards;

●	custom connectors; and

●	chemicals and compounds.

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

It is our intent to continue to grow through strategic acquisitions. Successful integration of newly acquired target companies may place a significant burden on our management and internal resources. The diversion of management’s attention and any difficulties encountered in the transition and integration processes could harm our business, financial condition and operating results. In addition, we may be unable to execute our acquisition strategy, resulting in under-utilized resources and a failure to achieve anticipated growth.  Our operating results and financial condition will be adversely affected if we are unable to achieve, or achieve on a timely basis, cost savings or revenue opportunities from any future acquisitions, or incur unforeseen costs and expenses or experience unexpected operating difficulties from the integration of acquired businesses.

Our strategy of growth through establishing joint ventures with third-parties could harm our business.

It is our intent to continue to grow through strategic partnerships and joint ventures. Successful inception and funding of new strategic ventures may place a significant burden on our management and internal resources. In February 2014, together with CPqD, the Company incepted a new joint venture, named BrPhotonics Produtos Optoeletrônicos LTDA., or BrPhotonics (“BrP”). The diversion of management’s attention and any difficulties encountered in the establishment of BrP or any other joint venture could harm our business, financial condition and operating results. Furthermore, a joint venture involves certain risks including:

●	It is possible that we may not (and with BrP we do not) maintain voting control in a joint venture;

●	It may not be possible to maintain good relationships with a joint venture partner;

●	Our joint venture partners may in the future have economic or business interests that are inconsistent with our interests;

●	Funding, planned for or otherwise, may not come to fruition or be sufficient for operation of a joint venture;

●	Parties to a joint venture may fail to fulfill commitments, including providing accurate and timely accounting and financial information;

●	It is possible that a joint venture may experience operating difficulties and financial losses, which may lead to asset write-downs or impairment charges that could negatively impact the operating results of the joint venture or us, or impose unforeseen costs and expenses to remedy; and

●	It is possible that a joint venture could lose key personnel.

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

We have made and will continue to make strategic investments (most recently in January 2016 into Anagog Ltd.) in and enter into strategic licensing and collaborative partnerships and relationships with third parties with the goal of acquiring or gaining access to new and innovative semiconductor products and technologies, as well as other technologies which can be used to add to the differentiation of our emerging products, on a timely basis. Negotiating and performing under these arrangements involves significant time and expense, and we cannot assure you that the anticipated benefits of these arrangements will ever materialize or that the products or technologies involved will ever be commercialized or that, as a result, we will not have write down a portion or all of our investment. We may end up with investments in, or owing various obligations and commitments to, third parties related to these arrangements. Such arrangements can magnify several risks for us, including loss of control over the development and development timeline of products being developed with third parties. Accordingly, we face increased risk that development activities may result in products that are not commercially successful or that are not available in a timely fashion. In addition, any third party with whom we enter into a development, product collaboration or technology licensing arrangement may fail to commit sufficient resources to the project, change its policies or priorities and abandon or fail to perform its obligations related to the collaboration. The failure to timely develop commercially successful products through our development projects or strategic investment activities as a result of any of these and other challenges could have a material adverse effect on our business, results of operations and financial condition.  Other challenges and risks presented by use of strategic partnerships include:

●	The acquisition of a partner with which we have an investment or strategic relationship by an unaffiliated third party that either delays or jeopardizes the original intent of the partnering relationship or investment; and

●	Our inability to liquidate an investment in a privately held company when we believe it is prudent to do so which results in a significant reduction in value or loss of our entire investment.

Our customers require our products and our third-party contractors to undergo a lengthy and expensive qualification process which does not assure product sales.

Prior to purchasing our products, our customers require that both our products and our third-party contractors undergo extensive qualification processes, which involve testing of the products in the customer’s system and rigorous reliability testing. This qualification process may continue for six months or more. However, qualification of a product by a customer does not assure any sales of the product to that customer. Even after successful qualification and sales of a product to a customer, a subsequent revision to the product, changes in our customer’s manufacturing process or our selection of a new supplier may require a new qualification process, which may result in delays and in us holding excess or obsolete inventory. After our products are qualified, it can take an additional six months or more before the customer commences volume production of components or devices that incorporate our products. Despite these uncertainties, we devote substantial resources, including design, engineering, sales, marketing and management efforts, to qualifying our products with customers in anticipation of sales. If we are unsuccessful or delayed in qualifying any of our products with a customer, sales of that product to the customer may be precluded or delayed, which may impede our growth and cause our business to suffer.

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

The U.S. government continues to focus on developing and implementing spending, tax, and other initiatives to stimulate the economy, create jobs, and reduce the deficit. One of these initiatives, the BCA, imposed greater constraints around government spending. In an attempt to balance decisions regarding defense, homeland security, and other federal spending priorities, the BCA immediately imposed spending caps that contain approximately $487 billion in reductions to the Department of Defense base budgets over the next ten years (2013 to 2021). Additionally, the BCA triggered an automatic sequestration process, effective March 1, 2013, that would have reduced planned defense spending by an additional $500 billion over a nine-year period that began in the U.S. government’s 2013 fiscal year.

On November 2, 2015, the President signed into law the Bipartisan Budget Act of 2015 (“BBA 2015”). BBA 2015 raises the limit on the government’s debt until March 2017 and raises the sequester caps imposed by the BCA by $80 billion, split equally between defense and non-defense spending over the next two years ($50 billion in the U.S. government’s 2016 fiscal year and $30 billion in the U.S. government’s 2017 fiscal year). On December 18, 2015, the President signed into law the Consolidated Appropriations Act of 2016, funding the government through September 30, 2016 and on February 9, 2016, the President submitted a budget proposal for the U.S. government’s 2017 fiscal year, consistent with BBA 2015 funding levels. BBA 2015 includes discretionary funding for Department of Defense of approximately $580 billion in the U.S. government’s 2016 fiscal year and $583 billion in the U.S. government’s 2017 fiscal year. This funding includes a base budget for the Department of Defense of approximately $521 billion in the U.S. government’s 2016 fiscal year and $524 billion in the U.S. government’s 2017 fiscal year. BBA 2015 also provides approximately $59 billion for Department of Defense Overseas Contingency Operations (“OCO”) spending in each of the U.S. government’s 2016 and 2017 fiscal years.

The Bipartisan Budget Act of 2013 (BBA 2013) passed by Congress in December 2013 alleviated some budget cuts that would have otherwise been instituted through sequestration in the U.S. government’s 2014 and 2015 fiscal years. Together, BBA 2013 and BBA 2015 (collectively, the Bipartisan Budget Acts) increased discretionary spending limits through the U.S. government’s 2017 fiscal year. However, the Bipartisan Budget Acts retained sequestration cuts for the U.S. government’s 2018 through 2021 fiscal years, including the across-the-board spending reduction methodology provided for in the BCA. As a result, there remains uncertainty regarding how, or if, sequestration cuts will be applied in the U.S. government’s 2018 fiscal year and beyond. Department of Defense and other agencies may have significantly less flexibility in how to apply budget cuts in future years. While the defense budget sustained the largest single reductions under the BCA, other civil agencies and programs have also been impacted by significant spending reductions. In light of the BCA and deficit reduction pressures, it is likely that discretionary spending by the U.S. government will remain constrained for a number of years. Additionally, if an annual appropriations bill is not enacted for the U.S. government’s 2017 fiscal year or beyond, the U.S. government may operate under a continuing resolution, restricting new contract or program starts and government shutdowns could arise. We anticipate there will continue to be significant debate within the U.S. government over defense spending throughout the budget appropriations process for the U.S. government’s 2017 fiscal year and beyond. The outcome of these debates could have long-term consequences for our industry and company.

Although we cannot predict where any cuts that occur will be made or how long they may last, we believe our portfolio of product offerings are well positioned and will not be materially impacted by the Department of Defense budget cuts. However, the possibility remains that any Department of Defense budget cuts could have an impact on sales of our products which can be used downstream in military applications, and thus, the revenues which we derive from such sales.

Our future success depends in large part on the continued service of our key senior management, design engineering, sales, marketing, and technical personnel and our ability to identify, hire and retain additional, qualified personnel.

Our future success depends to a significant extent upon the continued service of our senior management personnel, including our Chairman of the Board and Chief Executive Officer, Dr. Avi Katz, our Chief Technical Officer, Andrea Betti-Berutto and our Executive Vice President of Global Sales and Marketing, Dr. Raluca Dinu. We do not maintain key person life insurance on any of our executive officers. The loss of key senior executives could have a material adverse effect on our business. There is intense competition for qualified personnel in the semiconductor industries, and we may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of our business, or to replace engineers or other qualified personnel who may leave our employment in the future. There may be significant costs associated with recruiting, hiring and retaining personnel. Periods of contraction in our business may inhibit our ability to attract and retain our personnel. Loss of the services of, or failure to recruit, key design engineers or other technical and management personnel could be significantly detrimental to our product development or other aspects of our business.

We are subject to the risks frequently experienced by small public companies.

The likelihood of our success must be considered in light of the risks frequently encountered by small public companies, especially those formed to develop and market new technologies. These risks include our potential inability to:

●	establish product sales and marketing capabilities;

●	establish and maintain markets for our potential products;

●	identify, attract, retain and motivate qualified personnel;

●	continue to develop and upgrade our technologies to keep pace with changes in technology and the growth of markets using semiconductors;

●	develop expanded product production facilities and outside contractor relationships;

●	maintain our reputation and build trust with customers;

●	improve existing and implement new transaction processing, operational and financial systems;

●	scale up from small pilot or prototype quantities to large quantities of product on a consistent basis;

●	contract for or develop the internal skills needed to master large volume production of our products; and

●	fund the capital expenditures required to develop volume production due to the limits of available financial resources.

Our future growth will suffer if we do not achieve sufficient market acceptance of our products.

Our success depends, in part, upon our ability to maintain and gain market acceptance of our products. To be accepted, these products must meet the quality, technical performance and price requirements of our existing customers and potential new customers. The optical communications industry is currently fragmented with many competitors developing different technologies. Some of these technologies may not gain market acceptance. Our products may not be accepted by OEMs and systems integrators of optical communications networks and consumer electronics. In addition, even if we achieve some degree of market acceptance for our potential products in one industry, we may not achieve market acceptance in other industries for which we are developing products, where market acceptance is critical to meeting our financial targets.

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

Technology in our target markets is undergoing rapid change. To succeed in these target markets, we will have to establish and maintain a leadership position in the technology supporting those markets. Accordingly, our success will depend on our ability to:

●	accurately predict the needs of target customers and develop, in a timely manner, the technology required to support those needs;

●	provide products that are not only technologically sophisticated but are also available at a price acceptable to customers and competitive with comparable products;

●	establish and effectively defend our intellectual property; and

●	enter into relationships with other companies that have developed complementary technology into which our products may be integrated.

We cannot be certain that we will be able to achieve any of these objectives.

The failure to compete successfully could harm our business.

We face competitive pressures from a variety of companies in our target markets. The telecom, datacom, and consumer opto-electronics markets are highly competitive and we expect that domestic and international competition will increase in these markets, due in part to deregulation, rapid technological advances, price erosion, changing customer preferences and evolving industry standards. Increased competition could result in significant price competition, reduced revenues or lower profit margins. Many of our competitors and potential competitors have or may have substantially greater research and product development capabilities, financial, scientific, marketing, and manufacturing and human resources, name recognition and experience than we do. As a result, these competitors may:

●	succeed in developing products that are equal to or superior to our products or that will achieve greater market acceptance than our products;

●	devote greater resources to developing, marketing or selling their products;

●	respond more quickly to new or emerging technologies or scientific advances and changes in customer requirements, which could render our technologies or potential products obsolete;

●	introduce products that make the continued development of our potential products uneconomical;

●	obtain patents that block or otherwise inhibit our ability to develop and commercialize potential products;

●	withstand price competition more successfully than us;

●	establish cooperative relationships among themselves or with third parties that enhance their ability to address the needs of prospective customers better than us; and

●	take advantage of acquisitions or other opportunities more readily than us.

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

Moreover, competitors may infringe our patents or those that we license, or successfully avoid these patents through design innovation. To combat infringement or unauthorized use, we may need to resort to litigation, which can be expensive, time-consuming and may not succeed in protecting our proprietary rights. In addition, in an infringement proceeding, a court may decide that our patents or other intellectual property rights are not valid or are unenforceable, or may refuse to stop the other party from using the intellectual property at issue on the grounds that it is non-infringing. Policing unauthorized use of our intellectual property is difficult and expensive, and we may not be able to, or have the resources to, prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect these rights as fully as the laws of the United States.

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

Products as complex as ours may contain errors, defects and bugs when first introduced or as new versions are released. Delivery of products with production defects, reliability, quality, or compatibility problems could significantly delay or hinder market acceptance of our products or result in a costly recall and could damage our reputation and adversely affect our ability to retain existing customers and to attract new customers. In particular, certain products are customized or designed for integration into specific network systems. If our products experience defects, we may need to undertake a redesign of the product, a process that may result in significant additional expenses.

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

In order to effectively manage growth, we must:

●	continue to develop an effective planning and management process to implement our business strategy;

●	hire, train and integrate new personnel in all areas of our business; and

●	expand our facilities and increase capital investments.

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

International sales account for a large portion of our revenue and may account for an increasing portion of future revenue. The revenue derived from international sales may be subject to certain risks, including:

●	foreign currency exchange fluctuations;

●	changes in regulatory requirements;

●	tariffs and other barriers;

●	timing and availability of export licenses;

●	political and economic instability;

●	difficulties in accounts receivable collections;

●	difficulties in staffing and managing foreign operations;

●	difficulties in managing distributors;

●	different and flexible holiday and vacation periods;

●	difficulties in obtaining governmental approvals for communications and other products;

●	reduced or uncertain protection for intellectual property rights in some countries;

●	longer payment cycles to collect accounts receivable in some countries;

●	the burden of complying with a wide variety of complex foreign laws and treaties; and

●	potentially adverse tax consequences.

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

Our worldwide operations are subject to political, legal and economic risks and natural disasters, which could have a material adverse effect on us.

We maintain operations around the world, including in North America, Europe and Asia. We rely on third-party wafer foundries in the United States and Asia. Nearly all product assembly and final testing of our products that we do not perform is performed at third-party facilities in Asia. We also have international sales operations and expect that international sales will continue to be a significant portion of total sales in the foreseeable future.

The political, legal and economic risks associated with our operations in foreign countries include, without limitation:

●	expropriation;

●	changes in a specific country’s or region’s political or economic conditions;

●	geopolitical and security issues, such as armed conflict and civil or military unrest, crime, political instability, and terrorist activity;

●	changes in tax laws, trade protection measures and import or export licensing requirements;

●	difficulties in protecting our intellectual property;

●	difficulties in managing staffing and exposure to different employment practices and labor laws;

●	changes in foreign currency exchange rates;

●	restrictions on transfers of funds and other assets of our subsidiaries between jurisdictions;

●	changes in freight and interest rates;

●	disruption in air transportation between the United States and our overseas facilities;

●	loss or modification of exemptions for taxes and tariffs; and

●	compliance with U.S. laws and regulations related to international operations, including export control and economic sanctions laws and regulations and the Foreign Corrupt Practices Act.

In addition, our worldwide operations (or those of our business partners) could be subject to natural disasters, public health issues, and other catastrophic events, such as earthquakes, tsunamis, flooding, typhoons and volcanic eruptions that disrupt manufacturing or other operations. For example, our San Jose operations are located near major earthquake fault lines in California. Any conflict or uncertainty in the countries in which we operate, including public health issues (for example, an outbreak of a contagious disease such as Avian Influenza, measles or Ebola), safety issues, natural disasters, fire, disruptions of service from utilities, nuclear power plant accidents or general economic or political factors, could have a material adverse effect on our business. Any of the above risks, should they occur, could result in an increase in the cost of components, production delays, general business interruptions, delays from difficulties in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, longer payment cycles, increased taxes, restrictions on the repatriation of funds and the burdens of complying with a variety of foreign laws, any of which could ultimately have a material adverse effect on our business.

Worldwide political conditions may create uncertainties that could adversely affect our business. The United States has been and may continue to be involved in armed conflicts that could have a further impact on our sales and our supply chain. The consequences of armed conflict, political instability or civil or military unrest are unpredictable, and we may not be able to foresee events that could have a material adverse effect on us. Terrorist attacks or other hostile acts may negatively affect our operations, or adversely affect demand for our products, and such attacks or related armed conflicts may impact our physical facilities or those of our suppliers or customers. Furthermore, these attacks or hostile acts may make travel and the transportation of our products more difficult and more expensive, which could materially adversely affect us. Any of these events could cause consumer spending to decrease or result in increased volatility in the United States economy and worldwide financial markets.

We face substantial political risk associated with doing business in South Korea because of tensions in the political relationship between South Korea and North Korea.

As we have a South Korean subsidiary, GigOptix-Terasquare-Korea (“GTK”) Co., Ltd., as a result of our acquisition of Terasquare in September of 2015, we face substantial political risk associated from tensions in political relationship between South Korea and North Korea.  Relations between South Korea and North Korea have been tense throughout Korea’s modern history. The level of tension between the two Koreas has fluctuated and may increase abruptly as a result of current and future events. In particular, since the death of Kim Jong-il, the former North Korean ruler, in mid-December 2011, there has been increased uncertainty with respect to the future of North Korea’s political leadership and concern regarding its implications for political and economic stability in the region. Although Kim Jong-il’s third son, Kim Jong-eun, has assumed power as his father’s designated successor, the long-term outcome of such leadership transition remains uncertain. In addition, in recent years, there have been heightened security concerns stemming from North Korea’s nuclear weapon and long-range missile programs and increased uncertainty regarding North Korea’s actions and possible responses from the international community. Some of the significant incidents in recent years include the following:

●
In August 2015, two Korean soldiers were injured in a landmine explosion near the Korean demilitarized zone. Claiming the landmines were set by North Koreans, the Korean army re-initiated its propaganda program toward North Korea utilizing loudspeakers near the demilitarized zone.

●
In January 2016, North Korea claimed that it had successfully conducted a nuclear bomb test. In February 2016, North Korea launched what it claimed was a satellite rocket, but what is viewed by others as a front for a ballistic missile test that could ultimately be used to carry a nuclear bomb. In response to the launch, it has been reported that Korea and the United States are discussing the deployment of the Terminal High Altitude Area Defense (“THAAD”) missile defense system to United States forces stationed in Korea. It has been reported that the United Nations Security Council adopted a unanimous resolution condemning the missile launch.

●
Following North Korea’s nuclear bomb test and rocket launch, in February 2016, the Korean government announced that it will shut down Kaesong Industrial Complex, a joint venture area with North Korea where over 100 South Korean companies run manufacturing facilities. North Korea responded by declaring Kaesong Industrial Complex a military control zone, ordering South Koreans to leave the complex, and forbidding them to take assets other than personal belongings. The shutdown is the second one since operations commenced at Kaesong Industrial Complex in 2005; the complex had been shut down once before, for five months in 2013. In addition, North Korea cut off all 48 telephone lines between North Korean and South Korean agencies.

●
In March 2016, South Korea announced unilateral sanctions against North Korea for North Korea’s missile and nuclear programs, and North Korean cyberattacks against South Korean officials and agencies.  The sanctions were issued after North Korea threatened pre-emptive nuclear strikes against both the United States and South Korea.

North Korea’s economy also faces severe challenges, and any adverse economic developments may further aggravate social and political tensions within North Korea. Although we do not derive any revenue from, nor sell any products in, North Korea, any future increase in tensions between South Korea and North Korea that may occur, for example, if North Korea experiences a leadership crisis, high-level contacts between South Korea and North Korea break down further, or if military hostilities occur between North Korea, South Korea and/or the United States, these could have a material adverse effect on the South Korean economy and on our business, financial condition, results of operations and the market value of our common stock.

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

The sale of our outstanding common stock or shares issuable upon exercise of options or warrants, or the perception that such sales could occur, could cause the market price of our common stock to decline. As of February 26, 2016, we had approximately 44,811,907 shares of common stock outstanding, options to purchase 7,798,472 shares of our common stock, restricted stock units to issue 5,389,019 shares of our common stock outstanding and warrants to purchase 160,698 shares of our common stock outstanding. These shares of common stock, including shares of common stock issued upon exercise of options and warrants, have either been registered under the Securities Act, and as such are freely tradable without further restriction, or are otherwise freely tradable without restriction (subject to the requirements of Rule 144 under the Securities Act), unless the shares are purchased by “affiliates” as that term is defined in Rule 144 under the Securities Act. Any shares purchased by an affiliate may not be resold except pursuant to an effective registration statement or an applicable exemption from registration, including an exemption under Rule 144 of the Securities Act. We may issue additional shares of our common stock in the future in private placements, public offerings or to finance mergers or acquisitions.

The exercise of options and warrants and other issuances of shares of common stock or securities convertible into common stock would dilute the interest of our stockholders.

As of February 26, 2016, there were outstanding options to purchase an aggregate of 7,798,472 shares of our common stock at a weighted-average exercise price of $2.32 per share, of which, options to purchase 7,599,411 shares at a weighted-average exercise price of $2.34 per share were exercisable as of such date. As of February 26, 2016, there were outstanding restricted stock units to issue an aggregate of 5,389,019 shares of our common stock at a weighted-average grant date fair value of $1.94 per share. As of February 26, 2016, there were warrants outstanding to purchase 160,698 shares of our common stock, at a weighted-average exercise price of $3.58 per share. The exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with vesting of restricted stock units, acquisitions or in connection with other financing efforts.

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

On December 16, 2014, we entered into an Amended and Restated Rights Agreement to extend the expiration date of our initial stockholder rights plan that was put in place on December 16, 2011.  The Amended and Restated Rights Agreement amends the Rights Agreement previously adopted by (i) extending the expiration date by three years to December 16, 2017, (ii) decreasing the exercise price per right issued to stockholders pursuant to the stockholder rights plan from $8.50 to $5.25, and (iii) making certain other technical and conforming changes. Under the rights plan, we issued a dividend of one preferred share purchase right for each share of our common stock held by stockholders of record as of January 6, 2012, and we will issue one preferred stock purchase right to each share of common stock issued by us between January 6, 2012 and the earlier of either the rights’ exercisability or the expiration of the rights agreement. Each right entitles stockholders to purchase one one-thousandth of our Series A Junior Preferred Stock. In addition, in connection with the Amended and Restated Rights Agreement, on December 15, 2014, we adopted an Amended and Restated Certificate of Designation of Series A Junior Preferred Stock, which increased the number of authorized shares of Series A Junior Preferred Stock from 300,000 shares to 750,000 shares, and sets forth the rights, preferences and privileges of the Series A Junior Preferred Stock. Each share of Series A Junior Preferred stock retains the rights, preferences and privileges set forth above from the Original Certificate of Designation regarding redemption, dividends, voting rights, and liquidation preference.

In general, the exercisability of the rights to purchase preferred stock will be triggered if any person or group, including persons knowingly acting in concert to affect our control, is or becomes a beneficial owner of 10% or more of the outstanding shares of our common stock after the adoption date of the rights plan.  Stockholders or beneficial ownership groups who owned 10% or more of the outstanding shares of our common stock on or before the adoption date will not trigger the preferred share purchase rights unless they acquire an additional 1% or more of the outstanding shares of our common stock. Each right entitles a holder with the right upon exercise to purchase one one-thousandth of a share of preferred stock at an exercise price that is currently set at $5.25 per right, subject to purchase price adjustments as set forth in the rights agreement. Each share of preferred stock has voting rights equal to one thousand shares of common stock. In the event that exercisability of the rights is triggered, each right held by an acquiring person or group would become void. As a result, upon triggering of exercisability of the rights, there would be significant dilution in the ownership interest of the acquiring person or group, making it difficult or unattractive for the acquiring person or group to pursue an acquisition of us.  These rights expire in December of 2017, unless earlier redeemed or exchanged by us.

Our quarter-to-quarter performance may vary substantially, and this variance, as well as general market conditions, may cause our stock price to fluctuate greatly and potentially expose us to litigation.

The revenues for our product lines and our quarterly operating results may vary significantly based on many factors, including:

●	additions of new customers or loss of existing customers;

●	fluctuating demand for our products and technologies;

●	announcements or implementation by competitors of technological innovations or new products;

●	the status of particular development programs and the timing of performance under specific development agreements;

●	timing and amounts relating to the expansion of operations;

●	costs related to possible future acquisitions of technologies or businesses;

●	communications, information technology and semiconductor industry conditions;

●	fluctuations in the timing and amount of customer requests for product shipments;

●	the reduction, rescheduling or cancellation of orders by customers, including as a result of slowing demand for our products or our customers’ products;

●	changes in the mix of products that our customers buy;

●	competitive pressures on selling prices;

●	the ability of our customers to obtain components from their other suppliers;

●	fluctuations in manufacturing output, yields or other problems or delays in the fabrication, assembly, testing or delivery of our products or our customers’ products; and

●	increases in the costs of products or discontinuance of products by suppliers.

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

Provisions of our certificate of incorporation and bylaws could discourage a takeover of our company even if a change of control would be beneficial to the interests of our stockholders. These charter provisions include the following:

●	a requirement that our Board of Directors be divided into three classes, with approximately one-third of the directors to be elected each year; and

●	super majority voting requirements (two-thirds of outstanding shares) applicable to the approval of any merger or other change of control transaction that is not approved by our continuing directors. The continuing directors are all of the directors as of the effective time of a merger or who are elected to the board upon the recommendation of a majority of the continuing directors.

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

In our operations, we store and transmit our proprietary information and that of our customers. We have offices, research and development, and production facilities throughout the world, including key research and development facilities outside of the United States. Our operations are dependent upon the connectivity and continuity of our facilities and operations throughout the world. Despite our security measures, our information systems and network infrastructure may be vulnerable to cyber-attacks or could be breached due to an employee error or other disruption that could result in unauthorized disclosure of sensitive information which has the potential to significantly interfere with our business operations. Breaches of our security measures could expose us to a risk of loss or misuse of this information, litigation and potential liability. Since techniques used to obtain unauthorized access or to sabotage information systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures in advance of such an attack on our systems. In addition, we use a vendor that uses cyber or “Cloud” storage of information as part of their service or product offerings, and despite our attempts to validate the security of such services, our proprietary information may be misappropriated by third parties. In the event of an actual or perceived breach of our security, or the security of one of our vendors, the market perception of the effectiveness of our security measures could be harmed and we could suffer damage to our reputation or our business, or lose existing customers and lose our ability to obtain new customers. Additionally, misappropriation of our proprietary business information could prove competitively harmful to our business.

ITEM 2.	PROPERTIES

Our principal properties as of December 31, 2015 are set forth below:

Location	Square Feet	Principal Use	Ownership	Lease Expiration
Zurich, Switzerland	2,724	Research and Development, Operations	Lease	12-month notice on either March 31 or September 30
Seoul, South Korea	5,460	Research and Development, Operations	Lease	December 6, 2016
San Jose, California	32,805	Administration, Sales, Marketing, Research and Development, Operations	Lease	February 28, 2017
Auburn, California	6,100	Research and Development, Operations	Lease	November 30, 2017

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

	Price per Share of Common Stock
	High	Low
Fiscal 2015 quarter ended:
3/29/2015	$1.40	$1.12
6/28/2015	$1.65	$1.14
9/27/2015	$2.42	$1.61
12/31/2015	$3.20	$1.73

Fiscal 2014 quarter ended:
3/30/2014	$1.80	$1.53
6/29/2014	$1.83	$1.32
9/28/2014	$1.38	$1.17
12/31/2014	$1.30	$0.99

Also, on February 26, 2016, the most recent practicable date prior to the filing of this Annual Report on Form 10-K, we had approximately 63 stockholders of record and the last reported sale price of our common stock on the NYSE MKT was $2.54 per share.

We have never declared or paid cash dividends on our common stock. We currently anticipate that we will retain any future earnings to fund our operations and do not anticipate paying dividends on the common stock in the foreseeable future.

On August 21, 2015, we entered into an underwriting agreement (the “Underwriting Agreement”) with selling stockholders  and Cowen and Company, LLC and Roth Capital Partners, LLC as representative of several underwriters to the Underwriting Agreement relating to (i) a public primary offering of an aggregate of 9,218,000 shares of our common stock, par value $0.001 per share at a public offering price of $1.70 per share and (ii) a public secondary offering by the Selling Stockholders of an aggregate of 282,000 shares of common stock at $1.70 per share. The shares were accompanied by the associated rights to purchase shares of Series A Junior Preferred Stock, par value $0.001 per share, which we created by the Rights Agreement, dated December 16, 2011, between us and the American Stock Transfer & Trust Company, LLC, as Rights Agent, as amended by the Amended and Restated Rights Agreement, dated December 16, 2014. Under the terms of the Underwriting Agreement, we also granted the underwriters a 30 day option to purchase up to an additional 1,425,000 shares of common stock to cover over-allotments, which the underwriters subsequently exercised on September 10, 2015.

On September 10, 2015, we completed our public offering of 10,643,000 newly issued shares of common stock at a price to the public of $1.70 per share. The number of shares sold in the offering included the underwriter’s full exercise on September 10, 2015 of their over-allotment option of 1,425,000 shares of common stock. The net proceeds to us from the offering was approximately $16.5 million which consisted of $16.9 million after underwriting discounts, commissions and expenses less an additional $420,000 for legal, accounting, registration and other transaction costs related to the public offering.

Equity Compensation Plan Information

The following table reflects information for our equity compensation plans as of December 31, 2015.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options and Restricted Stock Units	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a)
Equity compensation plans approved by security holders*	12,280,417	$2.32	1,489,996

*	The terms of our 2008 Equity Incentive Plan provide for an annual increase in the number of shares of our common stock authorized under the plan, effective as of the first day of each subsequent fiscal year, pursuant to the terms and conditions underlined in the plan. On January 1, 2015, the number of additional shares available for issuance under our 2008 Equity Incentive Plan was automatically increased by 1,655,604 shares. On January 1, 2016, the number of additional shares available for issuance under our 2008 Equity Incentive Plan was automatically increased by 2,260,527 shares.

Performance Measurement Comparison

The graph below shows the cumulative total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) on December 31, 2010 in (i) our common stock, (ii) the NASDAQ Stock Market Index (U.S. Companies) and (ii) the NASDAQ Telecommunications Index. Our stock price performance shown in the graph below is not indicative of future stock price performance.

	12/10	12/11	12/12	12/13	12/14	12/15

GigOptix, Inc.	100.00	65.45	69.82	55.64	43.64	110.55
NASDAQ Composite	100.00	100.53	116.92	166.19	188.78	199.95
NASDAQ Telecommunications	100.00	89.84	91.94	128.06	133.34	128.91

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

Not Applicable

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” in Item 1A of this Annual Report on Form 10-K and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K,including Note 1—Organization and Basis of Presentation, to such consolidated financial statements and elsewhere as set forth in this Annual Report on Form 10-K. We assume no obligation to update the forward-looking statements or such risk factors. Please see “Special Note Regarding Forward-Looking Statements” above.

Overview

We are a leading fabless semiconductor designer, developer, and global supplier of a broad range of analog, digital, and mixed signal components to enable high speed information streaming over the telecom networks, datacom infrastructure, and consumer electronics links. Our ability to innovate and create differentiated products is based on the deployment of various semiconductor technologies that span from III-V compounds to silicon germanium-bipolar complementary metal-oxide semiconductor (“SiGe-BiCMOS”) and complementary metal-oxide semiconductor (“CMOS”) based device designs. GigOptix’ product portfolio provides high speed solutions in markets such as fiber-optics telecom, wireless backhaul, datacom and consumer electronics, mil-aero, instrumentation, and medical equipment, for applications such as linecards and transponders, active optical cables and pluggables, point-to-point wireless radios, military electronic warfare systems, avionics electronics, GPS systems, and diverse medical equipment, such as ultrasound imaging, X-Ray, MRI, CT Scan, and Defibrillators.

The business comprises two product lines: our High-Speed Communications (“HSC”) product line and our Industrial product line. Our products are highly customized and typically developed in partnership with key ‘Lighthouse” customers, occasionally generating some engineering project revenues through the development stage, and where the largest revenue is generated from future device product shipment and sales through these customers and general market availability.

The HSC product line offers a broad portfolio of high performance semiconductor devices and multi-chip-modules (“MCMs”) aimed predominantly at the telecom, datacom, consumer-electronics, and wireless markets, and includes, among others, (i) 100 to 400 gigabit per second (“Gbps”) vertical-cavity-surface-emitting laser (“VCSEL”) chipsets, direct-modulated-laser (“DML”) land optical-modulator drivers, and trans-impedance amplifier (“TIA”) devices; (ii) 10-100 Gbps Clock-data-recovery (“CDR”) devices; (iii) mixed signal radio frequency integrated circuits (“RFIC”) at 5 GHz and above; (iv) power amplifiers and transceivers, as well as monolithic microwave integrated circuits (“MMIC”), for microwave and wireless applications at frequencies higher than 50 GHz; (v) integrated systems in a package (“SIP”) solutions for both  fiber-optic and wireless communication systems; and (vi) radio frequency (“RF”) chips for various consumer applications, such as global navigation satellite systems (“GNSS”), in-door tracking and navigation systems, and security systems.

The Industrial product line offers a wide range of digital and mixed-signal application specific integrated circuit (“ASIC”) solutions for various industrial applications used in the military, avionics, automotive, security and surveillance, medical and communications markets.

Since inception in July 2007, we have expanded our customer base by acquiring and integrating seven (7) companies with complementary and synergistic products and customers, and spun out one (1) business to establish a joint-venture. In so doing, we have expanded our device product line in multiple areas, growing our communication device offering from a few leading 10 Gbps ultra-long haul optical drivers, to a line of products that includes: drivers and TIAs for 2 to 400 Gbps optical applications; power amplifiers; transceiver devices for 50 to 100 GHz; and custom ASICs spanning 0.6um to 40nm technology nodes. Our worldwide direct sales force is supported by a significant number of channel representatives and distributors that sell our products throughout North America, South America, Europe, Japan and Asia.

On September 30, 2015, we completed our most recent acquisition, Terasquare, a Seoul, Korea-based, fabless semiconductor company and provider of low power, CMOS high speed communication interface semiconductors for 100Gbps Ethernet, Fiber Channel, and enhanced data rate (“EDR”) Infiniband applications, CDR devices, which we have renamed GigOptix-Terasquare-Korea (“GTK”) Co., Ltd.

Historically, since inception in 2007 and through 2014, we have incurred net losses. For the year ended December 31, 2015, for the first time we recorded net income of $1.2 million. For the year ended December 31, 2014, we incurred a net loss of $5.8 million. For the years ended December 31, 2015 and 2014, we had cash inflows from operations of $3.0 million and $2,000, respectively. As of December 31, 2015 and 2014, we had an accumulated deficit of $101.0 million and $102.3 million, respectively.

Our total revenues by product line are set forth in the following table (in thousands):

	Years ended December 31,
	2015	2014
HSC	28,081	22,280
Industrial	12,313	10,667
Total Revenue	$40,394	$32,947

We market and sell our products in Asia, North America, Europe and other locations through our direct sales force, distributors and sales representatives. The percentage of our sales shipped outside the United States was approximately 70% and 74% in fiscal 2015 and fiscal 2014, respectively. We measure sales location by the shipping destination, even if the customer is headquartered in the U.S. We anticipate that sales to international customers will continue to represent a significant percentage of our net sales.

Our sales are generally made by purchase orders, either directly from our customers or designated distributors world-wide. Since industry practice allows customers to reschedule or cancel orders on relatively short notice, backlog may not be a good indicator of our future sales. Cancellations of customer orders or changes in product specifications could result in the loss of anticipated sales without allowing us sufficient time to reduce our inventory and operating expenses.

Since a significant portion of our revenue is from the telecom and datacom markets, our business may be subject to seasonality, with increased revenues in the third and fourth calendar quarters of each year, when customers place orders to meet year-end demand. However, our expanding scope of products and market verticals has allowed us to largely mitigate the seasonality risk pertaining to specific market segments. Due to the complex nature of the markets we serve and the broad fluctuations in economic conditions in the U.S. and other countries, it is difficult for us to assess the impact of seasonal factors on our business.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to product returns, bad debts, inventories, asset impairments, deferred tax assets, accrued warranty reserves, restructuring costs, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue Recognition

Revenue from sales of optical drivers and receivers, MCMs, ASICs and other products is recognized when persuasive evidence of a sales arrangement exists, transfer of title occurs, the sales price is fixed or determinable and collection of the resulting receivable is reasonably assured. Revenue for product shipments is recognized upon delivery of the product to the customer. Reserves are made for sales returns and warranties at the time revenue is recorded.

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

We record revenue from non-recurring engineering projects associated with product development that we enter into with certain customers.  In general, these projects are associated with complex technology development, and as such we do not have certainty about our ability to achieve the program milestones. Achievement of the milestone is dependent on our performance and is typically accepted by the customer. The payment associated with achieving the milestone is generally commensurate with our effort or the value of the deliverable and is nonrefundable. Therefore, we record the expenses related to these projects in the periods incurred and recognize revenue only when we have earned the revenue and achieved the development milestones.  Revenue from these projects is typically recorded at 100% gross margin because the costs associated with these projects are expensed as incurred and generally included in research and development expense. These efforts generally benefit our overall product development programs beyond the specific project requested by our customer.  Excluding the revenue and gross profit associated with development programs and other non-product revenue, gross margin was 61% and 54% for the years ended December 31, 2015 and 2014, respectively.

We sell some products to distributors at the price listed in our price book for that distributor. Certain distributor agreements provide for semi-annual stock rotation privileges of 5% to 10% of net sales for the previous six-month period. At the time of sale, we record a sales reserve for stock rotations approved by management. We offset the sales reserve against revenue, producing the net revenue amount reported in the consolidated statements of operations. Each month we adjust the sales reserve for the estimated stock rotation privilege anticipated to be utilized by the distributors. When the distributors pay our invoices, they may claim stock rotations when appropriate. Once claimed, we process the requests against the prior authorizations and reduce the reserve previously established for that customer.  As of December 31, 2015 and 2014, the reserve for stock rotations was $490,000 and $412,000, respectively, and is recorded in other current liabilities on the consolidated balance sheets.

We record transaction-based taxes including, but not limited to, sales, use, value added, and excise taxes, on a net basis in our consolidated statements of operations.

Allowance for Doubtful Accounts

We make ongoing assumptions relating to the collectibility of our accounts receivable in our calculation of the allowance for doubtful accounts. In determining the amount of the allowance, we make judgments about the creditworthiness of customers based on ongoing credit evaluations and assess current economic trends affecting our customers that might impact the level of credit losses in the future and result in different rates of bad debts than previously seen. We also consider our historical level of credit losses. As of December 31, 2015 and 2014, our allowances for doubtful accounts were $63,000 and $48,000, respectively.

Inventories

Inventories are stated at the lower of standard cost, which approximates actual cost on a first in, first out basis, or market (net realizable value).  Cost includes labor, material and overhead costs. Determining fair market value of inventories involves numerous judgments, including projecting average selling prices and sales volumes for future periods and costs to complete products in work in process inventories. As a result of this analysis, when fair market values are below our costs, we record a charge to cost of revenue in advance of when the inventory is scrapped or sold.

We evaluate our ending inventories for excess quantities and obsolescence on a quarterly basis. This evaluation includes an analysis of historical and forecasted sales quantities by product. Inventories on hand in excess of estimated future demand are written down. In addition, we write-off inventories that are considered obsolete. Obsolescence is determined from several factors, including competitiveness of product offerings, market conditions and product life cycles when determining obsolescence. Increases to the reserve for excess and obsolete inventory are charged to cost of revenue. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. If this lower-cost inventory is subsequently sold, the related reserve is matched to the movement of related product inventory, which may result in lower costs and higher gross margins for those products.

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

Finite-lived intangible assets resulting from business acquisitions or technology licenses are amortized on a straight-line basis over their estimated economic lives of six to seven years for existing technology, acquired in business combinations;  sixteen years for patents acquired in business combinations, based on the term of the patent or the estimated useful life, whichever is shorter;  one year for order backlog, acquired in business combinations;  ten years for trade name, acquired in business combinations; and six to eight years for customer relationships, acquired in business combinations. The assigned useful lives are consistent with our historical experience with similar technology and other intangible assets owned by us.

In-process research and development is recorded at fair value as of the date of acquisition as an indefinite-lived intangible asset until the completion or abandonment of the associated research and development efforts or impairment. Upon completion of development, acquired in-process research and development assets are transferred to finite-lived intangible assets and amortized over their useful lives. We review indefinite-lived intangible assets for impairment on an annual basis in conjunction with goodwill or whenever events or changes in circumstances indicate the carrying value may not be recoverable.

Goodwill

Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net purchased tangible and intangible assets acquired and is carried at cost. Goodwill is not amortized, but is reviewed annually for impairment. We perform our annual goodwill impairment analysis in the fourth quarter of each year or more frequently if we believe indicators of impairment exist. Factors that we consider important which could trigger an impairment review include the following:

●	significant underperformance relative to historical or projected future operating results;

●	significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition;

●	significant negative industry or economic trends; and

●	significant decline in our market capitalization.

When evaluating goodwill for impairment, we may initially perform a qualitative assessment which includes a review and analysis of certain quantitative factors to estimate if a reporting units’ fair value significantly exceeds its carrying value. When the estimate of a reporting unit’s fair value appears more likely than not to be less than its carrying value based on this qualitative assessment, we continue to the first step of a two-step impairment test. The first step requires a comparison of the fair value of the reporting unit to its net book value, including goodwill. The fair value of the reporting unit is determined based on a weighting of income and market approaches. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we estimate the fair value based on market multiples of revenue or earnings for comparable companies. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, and future economic and market conditions and determination of appropriate market comparables. We base these fair value estimates on reasonable assumptions, but they are unpredictable and inherently uncertain. Actual future results may differ from those estimates. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair values of the reporting unit’s net assets, other than goodwill, and the fair value of the reporting unit, and, if the difference is less than the net book value of goodwill, an impairment charge is recorded. In the event that we determine that the value of goodwill has become impaired, we will record a charge for the amount of impairment during the fiscal quarter in which the determination is made.  We operate in one reporting unit.  We conducted our 2015 annual goodwill impairment analysis in the fourth quarter of 2015 and no goodwill impairment was indicated.

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

Stock-based Compensation

Stock-based compensation is measured at the date of grant, based on the fair value of the award. For options, we amortize the compensation costs on a straight-line basis over the requisite service period of the option, which is generally the option vesting term of four years. For restricted stock units (“RSUs”), we amortize the compensation costs on a straight-line basis over the requisite service period of the RSU grant, which is generally the vesting term of one to four years. The benefits of tax deductions in excess of recognized compensation expense must be reported as a financing cash flow, rather than as an operating cash flow. This may reduce future net cash flows from operations and increase future net financing cash flows.  All of our stock compensation is accounted for as an equity instrument. We estimate the fair value of stock options granted using a Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, along with certain policy elections, including the options’ expected life and the price volatility of our underlying stock. Actual volatility, expected lives, interest rates and forfeitures may be different from our assumptions, which would result in an actual value of the options being different from estimated.

Expected Term—Our expected term used in the Black-Scholes option-pricing model represents the period that the Company’s stock options are expected to be outstanding.

Expected Volatility—Our expected volatility used in the Black-Scholes option-pricing model is derived from historical volatility of our stock prices.

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

In July 2015, the FASB issued an accounting standard applicable to inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This standard is effective for annual reporting periods beginning after December 15, 2016 and early adoption is permitted. We are currently evaluating the impact of the adoption on our condensed consolidated financial statements.

In November 2015, the FASB issued an accounting standard requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This standard is effective for annual reporting periods beginning after December 15, 2016. We adopted this standard beginning in 2015.

Results of Operations

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

The following table sets forth our consolidated results of operations for the fiscal years ended December 31, 2015 and  2014, and the year-over-year increase (decrease) in our results, expressed both in dollar amounts (thousands) and as a percentage of total revenues, except where indicated:

	Years Ended December 31,
	2015		2014
	Amount (in thousands)	% of Revenue	Amount (in thousands)	% of Revenue	Change (in thousands)	% Change
Revenue
Product	$38,478	95%	$29,787	90%	$8,691	29%
Development fees and other	1,916	5%	3,160	10%	(1,244)	-39%
Total revenue	40,394	100%	32,947	100%	7,447	23%
Total cost of revenue	14,898	37%	13,711	42%	1,187	9%
Gross profit	25,496	63%	19,236	58%	6,260	33%

Research and development expense	12,955	32%	13,732	42%	(777)	-6%
Selling, general and administrative expense	11,127	28%	10,503	32%	624	6%
Restructuring expense, net	-	0%	343	1%	(343)	-100%
Total operating expenses	24,082	60%	24,578	75%	(496)	-2%
Income (loss) from operations	1,414	4%	(5,342)	-16%	6,756	126%
Interest expense, net	(19)	0%	(39)	0%	20	51%
Other income (expense), net	(76)	0%	70	0%	(146)	-209%
Income (loss) before provision for income taxes	1,319	3%	(5,311)	-16%	6,630	125%
Provision for income taxes	67	0%	54	0%	13	24%
Income (loss) from consolidated companies	1,252	3%	(5,365)	-16%	6,617	123%
Loss on equity investment	3	0%	456	1%	(453)	-99%
Net income (loss)	$1,249	3%	$(5,821)	-18%	$7,070	121%

Revenue

	Years Ended December 31,
	2015	2014
	(in thousands)
Product	$38,478	$29,787
Development fees and other	1,916	3,160
Total revenue	$40,394	$32,947
Increase period over period	$7,447
Percentage increase, period over period	23%

Total revenue for the year ended December 31, 2015 was $40.4 million, an increase of $7.4 million or 23%, compared with $32.9 million for the year ended December 31, 2014. For the year ended December 31, 2015, 95% of our revenue was contributed by product revenue and 5% of our revenue was contributed by development fees and other revenue. For the year ended December 31, 2014, 90% of our revenue was contributed by product revenue and 10% of our revenue was contributed by development fees and other revenue.

Product revenue for the year ended December 31, 2015 was $38.5 million, an increase of $8.7 million or 29%, compared with $29.8 million for the year ended December 31, 2014. The increase in product revenue during 2015 was primarily due to the higher shipment volume for both our HSC and Industrial products.

Development fees and other revenue for the year ended December 31, 2015 was $1.9 million, a decrease of $1.2 million or 39%, compared with $3.2 million for the year ended December 31, 2014.   We experienced a decrease in development fees and other revenue primarily due to a decrease in the number and size of development projects in our HSC product line.

Gross Profit and Cost of Revenue

	Years Ended December 31,
	2015	2014
	(in thousands)
Total cost of revenue	$14,898	$13,711
Gross profit	$25,496	$19,236
Gross margin	63%	58%
Increase period over period	$6,260
Percentage increase, period over period	33%

Gross profit consists of revenue less cost of revenue. Cost of revenue consists primarily of the costs to manufacture saleable components, including outsourced wafer fabrication and testing; costs of direct materials; equipment depreciation; costs associated with procurement, production control and quality assurance; fees paid to our offshore manufacturing vendors; reserves for potential excess or obsolete material; allocated facilities costs; costs related to stock-based compensation; accrued costs associated with potential warranty returns; and amortization of certain identified intangible assets. Amortization expense of identified intangible assets, namely existing technology, is presented within cost of revenue, as the intangible assets were determined to be directly attributable to revenue generating activities.

Gross profit for the year ended December 31, 2015 was $25.5 million, or a gross margin of 63%, compared to a gross profit of $19.2 million, or a gross margin of 58%, for the year ended December 31, 2014. The increase in gross margin is primarily due to the revenue from selling higher margin datacom and Industrial products, a favorable mix of new product introductions and continuous improvements in operational efficiencies.

We record as revenue fees from non-recurring engineering projects associated with product development that we enter into with certain customers. In general, these projects are associated with complex technology development, and as such we do not have certainty about our ability to achieve the program milestones. Achievement of the milestone is dependent on our performance and is typically contingent upon acceptance by the customer. The payment associated with achieving the milestone is generally commensurate with our effort or the value of the deliverable and is nonrefundable. Therefore, we record the expenses related to these projects in the periods incurred and recognize revenue only when we have earned the revenue and achieved the development milestones. Revenue from these projects is typically recorded at 100% gross margin because the costs associated with these projects are expensed as incurred and generally included in research and development expense. These efforts generally benefit our overall product development programs beyond the specific project requested by our customer.

Development project revenue and other non-product revenue for the year ended December 31, 2015 was $1.9 million compared with $3.2 million for the year ended December 31, 2014.  Excluding the revenue and gross profit associated with development programs and other non-product revenue, gross margin was 61% and 54% for the years ended December 31, 2015 and 2014, respectively.

Research and Development Expense

	Years Ended December 31,
	2015	2014
	(in thousands)
Research and development expense	$12,955	$13,732
Percentage of revenue	32%	42%
Decrease period over period	$(777)
Percentage decrease, period over period	-6%

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

Research and development expense for the year ended December 31, 2015 was $13.0 million, including $0.5 million of GTK recurring expenses in the fourth quarter of 2015, compared to $13.7 million for the year ended December 31, 2014, a decrease of $777,000 or 6%. Research and development costs decreased in absolute dollars compared to 2014 primarily due to a $1.6 million decrease in material and project-related expenses partially offset by an increase of $1.1 million in personnel related expenses.

Selling, General and Administrative Expense

	Years Ended December 31,
	2015	2014
	(in thousands)
Selling, general and administrative expense	$11,127	$10,503
Percentage of revenue	28%	32%
Increase period over period	$624
Percentage increase, period over period	6%

Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, accounting, finance, sales, marketing and administration personnel, professional fees, allocated facilities costs, promotional activities and expenses related to stock-based compensation.

Selling, general and administrative expense for the year ended December 31, 2015 was $11.1 million compared to $10.5 million for the year ended December 31, 2014, an increase of $624,000 or 6%. Selling, general and administrative expenses increased in absolute dollars compared to 2014 primarily due to a $777,000 increase in personnel related expenses.

Restructuring Expense, Net

	Years Ended December 31,
	2015	2014
	(in thousands)
Restructuring expense	$-	$343
Percentage of revenue	0%	1%
Decrease period over period	$(343)
Percentage decrease, period over period	-100%

During the three months ended September 28, 2014, we recorded $36,000 in restructuring expenses due to headcount reductions. The component of the restructuring charge included $36,000 of cash expenses for severance, benefits and payroll taxes and other costs associated with employee terminations.

During the second quarter of 2014, we recorded $307,000 in restructuring expenses in order to end our lease in the Bothell, Washington location and reduce our headcount. The components of the restructuring charge included $43,000 of cash expenses for cleanup services, $210,000 of restricted cash and rent deposit forfeiture to move out of the Bothell facility, $45,000 of cash expenses for severance, benefits and payroll taxes and other costs associated with employee terminations and $9,000 of non-cash expenses associated with the acceleration of restricted stock units.

We did not have any restructuring expenses in 2015.

Interest Expense, Net, and Other Income (Expense), Net

	Years Ended December 31,
	2015	2014
	(in thousands)
Interest expense, net	$(19)	$(39)
Other income (expense), net	(76)	70
Total	$(95)	$31

Interest expense, net and other income, net consist primarily of gains and losses related to foreign currency transactions, gains and losses related to property and equipment disposals, interest on line of credit, interest on capital leases and amortization of loan fees in connection with our Silicon Valley Bank line of credit and loan.

Interest expense, net for the year ended December 31, 2015 was $19,000 compared to $39,000 for the year ended December 31, 2014. Interest expense, net decreased compared to 2014 primarily due to a decrease in interest on capital leases.

Other income (expense), net for the year ended December 31, 2015 was expense of $76,000 which primarily consisted of $32,000 of loss on foreign currency exchange and $31,000 of change in fair value of warrants. Other income, net for the year ended December 31, 2014 was income of $70,000 which primarily consisted of $47,000 of gain on foreign currency exchange.

Provision for Income Taxes

	Years Ended December 31,
	2015	2014
	(in thousands)
Provision for income taxes	$67	$54
Increase period over period	$13
Percentage increase, period over period	24%

The provision for income taxes was $67,000 and $54,000 in the years ended December 31, 2015 and 2014, respectively, and our effective tax rate was approximately less than 5% and 1% for those periods. The income tax provision for the years ended December 31, 2015 and 2014 were due primarily to state taxes, United States withholding taxes and foreign taxes due.

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

For the year ended December 31, 2015 and 2014, our allocated portion of BrP’s operating results was a loss of $3,000 and $456,000, respectively.

Liquidity and Capital Resources

Cash and cash equivalents and cash flow data for the periods presented were as follows (in thousands):

	As of the years ended December 31,
	2015	2014
Cash and cash equivalents	$30,245	$18,438

	Years ended December 31,
	2015	2014
Net cash provided by operating activities	$2,957	$2
Net cash used in investing activities	$(6,744)	$(1,119)
Net cash provided by (used in) financing activities	$15,536	$(743)

Public Offering

On August 21, 2015, we entered into an underwriting agreement (the “Underwriting Agreement”) with selling stockholders and Cowen and Company, LLC and Roth Capital Partners, LLC as representative of several underwriters to the Underwriting Agreement relating to (i) a public primary offering of an aggregate of 9,218,000 shares of our common stock, par value $0.001 per share at a public offering price of $1.70 per share and (ii) a public secondary offering by the selling stockholders of an aggregate of 282,000 shares of common stock at $1.70 per share. The shares were accompanied by the associated rights to purchase shares of Series A Junior Preferred Stock, par value $0.001 per share, which we created by the Rights Agreement, dated December 16, 2011, between us and the American Stock Transfer & Trust Company, LLC, as Rights Agent, as amended by the Amended and Restated Rights Agreement, dated December 16, 2014. Under the terms of the Underwriting Agreement, we granted the underwriters a 30 day option to purchase up to an additional 1,425,000 shares of common stock to cover overallotments which the underwriters subsequently exercised on September 10, 2015.

On September 10, 2015, we completed our public offering of 10,643,000 newly issued shares of common stock at a price to the public of $1.70 per share. The number of shares sold in the offering included the underwriter’s full exercise on September 10, 2015 of their over-allotment option of 1,425,000 shares of common stock. The net proceeds to us from the offering was approximately $16.5 million which consisted of $16.9 million after underwriting discounts, commissions and expenses less an additional $420,000 for legal, accounting, registration and other transaction costs related to the public offering.

Operating Activities

Operating activities provided $3.0 million of cash in the year ended December 31, 2015.  Our net income adjusted for depreciation, stock-based compensation, loss on equity investment, acquisition related expense and other non-cash items, was $8.7 million. The remaining use of $5.8 million of cash in 2015 was due to an increase in accounts receivable of $2.7 million, an increase in inventories of $1.7 million, an increase in prepaid and other current assets of $1.2 million, a decrease in other current liabilities of $1.1 million, a decrease in accounts payable of $135,000 and an increase in other assets of $51,000 which were partially offset by an increase in accrued compensation of $1.0 million, and an increase in other long-term liabilities of $65,000.

Operating activities provided $2,000 of cash in the year ended December 31, 2014.  Our net loss adjusted for depreciation, stock-based compensation, loss on equity investment, non-cash restructuring expense and other non-cash items, was an adjusted net income of $2.7 million. The remaining use of $2.7 million of cash in 2014 was primarily due to an increase in accounts receivable of $2.9 million, an increase in inventories of $767,000, an increase in prepaid and other current assets of $707,000, a decrease in accrued compensation of $440,000 and a decrease in other current liabilities of $97,000 which was partially offset by an increase in accounts payable of $2.2 million.

Investing Activities

Net cash used in investing activities for year ended December 31, 2015 was $6.7 million and consisted of $4.4 million spent to acquire Terasquare Co. Ltd., net of cash acquired, $2.1 million of purchases of property and equipment and $213,000 of change in restricted cash.

Net cash used in investing activities for year ended December 31, 2014 was $1.1 million and consisted of $1.2 million of purchases of property and equipment, partially offset by a $75,000 decrease in restricted cash as a deposit for our credit card.

Financing Activities

Financing activities provided $15.5 million of cash during the year ended December 31, 2015 and consisted primarily of $16.5 million proceeds from public offering of stock, net of costs, and $377,000 of proceeds from exercises of stock options, which were partially offset by $1.3 million of taxes paid related to net share settlement of equity awards.

Net cash used in financing activities during the year ended December 31, 2014 was $743,000 and consisted primarily of $514,000 of taxes paid related to net share settlement of equity awards, $284,000 repayment of capital lease and $176,000 payment of debt assumed in acquisition, which were partially offset by $231,000 of proceeds from exercises of stock options.

Historically, since inception on 2007 and through 2014 we have incurred net losses. For the year ended December 31, 2015, for the first time we recorded net income of $1.2 million. For the year ended December 31, 2014, we incurred a net loss of $5.8 million. For the years ended December 31, 2015 and 2014, we had cash inflows from operations of $3.0 million and $2,000, respectively. As of December 31, 2015 and 2014, we had an accumulated deficit of $101.0 million and $102.3 million, respectively. We have incurred significant losses since inception, attributable to our efforts to design and commercialize our products. We have managed our liquidity during this time through a series of cost reduction initiatives, raising cash through the sale of our stock, and through increasing our line of credit with our bank and sales of our securities.

Material Commitments

The following table summarizes our future cash obligations for current debt, operating leases, and capital leases, in thousands of dollars, as of December 31, 2015:

Contractual Obligations	Total	Less than One Year	One to Three Years	More than Three Years
Operating lease obligations	$1,036	$660	$242	$134
Capital lease obligations (including interest)	6	3	3	-
Total	$1,042	$663	$245	$134

We did not have any material commitments for capital expenditures as of December 31, 2015.

Impact of Inflation and Changing Prices on Net Sales, Revenue and Income

Inflation and changing prices have not had a material impact on the materials used in our production process during the periods and at balance sheet dates presented in this report.

Off-Balance Sheet Arrangements

We do not use off-balance-sheet arrangements with unconsolidated entities, nor do we use other forms of off-balance-sheet arrangements such as special purpose entities and research and development arrangements. Accordingly, we are not exposed to any financing or other risks that could arise if we had such relationships.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
of GigOptix, Inc.

We have audited the accompanying consolidated balance sheets of GigOptix, Inc. (a Delaware corporation) and its subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GigOptix, Inc. and its subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ BURR PILGER MAYER, INC.

San Jose, California
March 11, 2016

GIGOPTIX, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$30,245	$18,438
Accounts receivable, net	10,596	7,955
Inventories	6,880	5,139
Prepaid and other current assets	580	433
Total current assets	48,301	31,965
Property and equipment, net	3,133	1,916
Intangible assets, net	4,530	2,394
Goodwill	12,565	10,306
Restricted cash	330	53
Other assets	251	116
Total assets	$69,110	$46,750

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,659	$3,080
Accrued compensation	1,782	730
Other current liabilities	2,219	2,553
Total current liabilities	7,660	6,363
Pension liabilities	349	326
Other long term liabilities	912	556
Total liabilities	8,921	7,245
Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of December 31, 2015 and 2014	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 45,221,397 and 33,112,086 shares issued and outstanding as of December 31, 2015 and 2014, respectively	45	32
Additional paid-in capital	163,036	143,661
Treasury stock, at cost; 701,754 shares as of December 31, 2015 and 2014, respectively	(2,209)	(2,209)
Accumulated other comprehensive income	332	285
Accumulated deficit	(101,015)	(102,264)
Total stockholders’ equity	60,189	39,505
Total liabilities and stockholders’ equity	$69,110	$46,750

See accompanying Notes to Consolidated Financial Statements

GIGOPTIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2015	2014
Revenue
Product	$38,478	$29,787
Development fees and other	1,916	3,160
Total revenue	40,394	32,947
Total cost of revenue	14,898	13,711
Gross profit	25,496	19,236
Operating expenses
Research and development expense	12,955	13,732
Selling, general and administrative expense	11,127	10,503
Restructuring expense, net	-	343
Total operating expenses	24,082	24,578
Income (loss) from operations	1,414	(5,342)
Interest expense, net	(19)	(39)
Other income (expense), net	(76)	70
Income (loss) before provision for income taxes	1,319	(5,311)
Provision for income taxes	67	54
Income (loss) from consolidated companies	1,252	(5,365)
Loss on equity investment	3	456
Net income (loss)	$1,249	$(5,821)

Net income (loss) per share—basic	$0.03	$(0.18)
Net income (loss) per share—diluted	$0.03	$(0.18)

Weighted average number of shares used in basic net income (loss) per share calculations	36,624	31,851
Weighted average number of shares used in diluted net income (loss) per share calculations	38,114	31,851

See accompanying Notes to Consolidated Financial Statements

GIGOPTIX, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years ended December 31,
	2015	2014
Net income (loss)	$1,249	$(5,821)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	32	(55)
Change in pension liability in connection with actuarial gain (loss)	15	(150)
Other comprehensive income (loss), net of tax	47	(205)
Comprehensive income (loss)	$1,296	$(6,026)

See accompanying Notes to Consolidated Financial Statements

GIGOPTIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)
For each of the two years in the period ended December 31, 2015

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2013	32,067,616	$32	701,754	$(2,209)	$139,710	$(96,443)	$490	$41,580
Stock-based compensation	-	-	-	-	4,234	-	-	4,234
Issuance of common stock in connection with exercise of options	225,678	-	-	-	231	-	-	231
Issuance of restricted stock to employees, net of taxes paid related to net share settlement of equity awards	818,792	-	-	-	(514)	-	-	(514)
Foreign currency translation adjustment, net of tax	-	-	-	-	-	-	(55)	(55)
Change in pension liability in connection with actuarial loss, net of tax	-	-	-	-	-	-	(150)	(150)
Net loss	-	-	-	-	-	(5,821)	-	(5,821)
Balance as of December 31, 2014	33,112,086	32	701,754	(2,209)	143,661	(102,264)	285	39,505
Stock-based compensation	-	-	-	-	3,848	-	-	3,848
Issuance of common stock in connection with exercise of options	226,464	1	-	-	376	-	-	377
Issuance of restricted stock to employees, net of taxes paid related to net share settlement of equity awards	1,239,847	1	-	-	(1,288)	-	-	(1,287)
Issuance of common stock in connection with the public offering, net of issuance costs	10,643,000	11	-	-	16,439	-	-	16,450
Foreign currency translation adjustment, net of tax	-	-	-	-	-	-	32	32
Change in pension liability in connection with actuarial loss, net of tax	-	-	-	-	-	-	15	15
Net income	-	-	-	-	-	1,249	-	1,249
Balance as of December 31, 2015	45,221,397	$45	701,754	$(2,209)	$163,036	$(101,015)	$332	$60,189

See accompanying Notes to Consolidated Financial Statements

GIGOPTIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$1,249	$(5,821)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,595	3,656
Stock-based compensation	3,848	4,234
Change in fair value of warrants	31	(7)
Write down of property and equipment	-	8
Non-cash restructuring expense	-	210
Loss on equity investment	3	456
Provision for doubtful accounts	14	(50)
Changes in operating assets and liabilities:
Accounts receivable	(2,655)	(2,884)
Inventories	(1,741)	(767)
Prepaid and other current assets	(1,238)	(707)
Other assets	(51)	22
Accounts payable	(135)	2,192
Accrued restructuring	-	(29)
Accrued compensation	1,023	(440)
Other current liabilities	(1,051)	(97)
Other long-term liabilities	65	26
Net cash provided by operating activities	2,957	2
Cash flows from investing activities:
Purchases of property and equipment	(2,106)	(1,194)
Acquisition, net of cash acquired	(4,425)	-
Change in restricted cash	(213)	75
Net cash used in investing activities	(6,744)	(1,119)
Cash flows from financing activities:
Proceeds from public offering of stock, net of issuance costs	16,450	-
Proceeds from exercise of stock options	377	231
Taxes paid related to net share settlement of equity awards	(1,287)	(514)
Payment of debt assumed in acquisition	-	(176)
Repayment of capital lease	(4)	(284)
Net cash provided by (used in) financing activities	15,536	(743)
Effect of exchange rates on cash and cash equivalents	58	(79)
Net increase (decrease) in cash and cash equivalents	11,807	(1,939)
Cash and cash equivalents at beginning of year	18,438	20,377
Cash and cash equivalents at end of year	$30,245	$18,438
Supplemental disclosure of cash flow information
Interest paid	$23	$41
Property and equipment acquired with accounts payable	$625	$83
Investment in unconsolidated affiliate acquired with property and equipment and inventories	$-	$456
Liabilities assumed in acquisition	$-	$446
Taxes paid	$15	$300

See accompanying Notes to Consolidated Financial Statements

GIGOPTIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

Organization

GigOptix Inc. (“GigOptix” or the “Company”) is a leading fabless semiconductor designer, developer, and global supplier of a broad range of analog, digital, and mixed signal components to enable high speed information streaming over the telecom networks, datacom infrastructure, and consumer electronics links. Our ability to innovate and create differentiated products is based on deployment of various semiconductor technologies that span from III-V compounds to SiGe-BiCMOS and complementary metal-oxide semiconductor (“CMOS”) based device designs. GigOptix’ product portfolio provides high speed solutions in markets such as fiber-optics telecom, wireless backhaul, datacom and consumer electronics, mil-aero, instrumentation, and medical equipment, for applications such as linecards and transponders, active optical cables and pluggables, point-to-point wireless radios, military electronic warfare systems, avionics electronics, GPS systems, and diverse medical equipment, such as ultrasound imaging, X-Ray, MRI, CT Scan, and Defibrillators.

The business comprises two product lines: the High-Speed Communications (“HSC”) product line and the Industrial product line. Its products are highly customized and typically developed in partnership with key “Lighthouse” customers, occasionally generating some engineering project revenues through the development stage, and where the largest revenue is generated from future device product shipment and sales through these customers and general market availability.

The HSC product line offers a broad portfolio of high performance semiconductor devices and multi-chip-modules (“MCMs”) aimed predominantly at the telecom, datacom, consumer-electronics, and wireless markets, and includes, among others, (i) 100 to 400 gigabit per second (“Gbps”) vertical-cavity-surface-emitting laser (“VCSEL”) chipsets, direct-modulated-laser (“DML”) land optical-modulator drivers, and trans-impedance amplifier (“TIA”) devices; (ii) 10-100 Gbps Clock-data-recovery (“CDR”) devices; (iii) mixed signal radio frequency integrated circuits (“RFIC”) at 5 GHz and above; (iv) power amplifiers and transceivers, as well as monolithic microwave integrated circuits (“MMIC”), for microwave and wireless applications at frequencies higher than 50 GHz; (v) integrated systems in a package (“SIP”) solutions for both  fiber-optic and wireless communication systems; and (vi) radio frequency (“RF”) chips for various consumer applications, such as global navigation satellite systems (“GNSS”), in-door tracking and navigation systems, and security systems.

The Industrial product line offers a wide range of digital and mixed-signal application specific integrated circuit (“ASIC”) solutions for various industrial applications used in the military, avionics, automotive, security and surveillance, medical and communications markets.

GigOptix, Inc., the successor to GigOptix LLC, was formed as a Delaware corporation in March 2008 in order to facilitate a combination between GigOptix LLC and Lumera Corporation (“Lumera”). Before the combination, GigOptix LLC acquired the assets of iTerra Communications LLC in July 2007 (“iTerra”) and Helix Semiconductors AG (“Helix”) in January 2008. On November 9, 2009, GigOptix acquired ChipX, Incorporated (“ChipX”). On June 17, 2011, GigOptix acquired Endwave Corporation (“Endwave”). As a result of the acquisitions, Helix, Lumera, ChipX and Endwave all became wholly owned subsidiaries of GigOptix. In March 2013, the Company established a German subsidiary, GigOptix GmbH; however, as of December 31, 2015, it is in the process of being dissolved.

In February 2014, together with Fundação CPqD – Centro De Pesquisa e Desenvolvimento em Telecomunicações (“CPqD”), the Company formed a new joint venture of which the Company owns 49% and CPqD owns 51%, BrPhotonics Produtos Optoeletrônicos LTDA. (“BrP”), based in Campinas, Brazil, which will be a provider of advanced high-speed devices for optical communications and integrated transceiver components that enable information streaming over communications networks. This joint venture is engaged in research and development of Silicon-Photonics (“SiPh”) advanced electro-optical products.  During the second quarter of 2014, the Company transferred its inventory related to the Thin Film Polymer on Silicon (“TFPSTM”) platform and the production line equipment for use by BrP (see Note 9).

In June 2014, the Company signed a definitive agreement to acquire, for cash, only by way of assuming specified liabilities, substantially all of the assets of Tahoe RF Semiconductor, Inc. (“Tahoe RF”), a provider of RF/analog RFICs, intellectual property and fully integrated systems and subsystems on a chip. The acquisition closed on June 30, 2014, which was the first day of the Company’s third quarter of fiscal 2014.

On September 30, 2015, the Company completed its acquisition of all of the outstanding shares of Terasquare Co., Ltd. (“Terasquare”) from its former stockholders of Terasquare. Terasquare has low power, CMOS high speed communication interface semiconductors for 100Gbps Ethernet, Fiber Channel, and Enhanced Data Rate (“EDR”) Infiniband applications. Its quad channel clock data recovery (“CDR”) technology and products for 100GbE data communication applications are applicable to 100Gbps Ethernet (QSFP28, CFP2, CFP4), OTU-4, 32G Fiber Channel, and EDR Infiniband.

The aggregate purchase price for all of the shares of the stock of Terasquare was $4.4 million, compromised solely of cash, subject to certain adjustments. The Company furnished the purchase price to the former Terasquare stockholders from cash on hand that it had raised in a previously disclosed follow-on public offering of its common stock conducted in August 2015 (Note 7). In addition, the Company paid or assumed debt liabilities of Terasquare in the amount of $1.1 million, and the acquired entity became a fully owned subsidiary of GigOptix Inc. named GigOptix-Terasquare-Korea (“GTK”) Co., Ltd.

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

Reclassifications

Certain prior fiscal year balances have been reclassified to conform to the current fiscal year presentation.  In the fourth quarter of 2015 the Company concluded that it was appropriate to classify certain accruals of trade payable items as accounts payable instead of other accrued liabilities. The reclassification has no effect on previously reported consolidated statements of operations or accumulated deficit for any period and does not affect previously reported cash flows from operating, investing or financing activities in the consolidated statements of cash flows.  For comparability purposes, $349,000 of other current liabilities was reclassified to accounts payable as of December 31, 2014.

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

Revenue Recognition

Revenue from sales of optical drivers and receivers, multi-chip modulators, and other products is recognized when persuasive evidence of a sales arrangement exists, transfer of title occurs, the sales price is fixed or determinable and collection of the resulting receivable is reasonably assured. Reserves are made for warranties at the time revenue is recorded. See Note 14—Commitments and Contingencies for further detail related to the warranty reserve.

Customer purchase orders are generally used to determine the existence of an arrangement. Transfer of title and risk of ownership occur based on defined terms in customer purchase orders, and generally pass to the customer upon shipment, at which point goods are delivered to a carrier. There are no formal customer acceptance terms or further obligations, outside of standard product warranty. The Company assesses whether the sales price is fixed or determinable based on the payment terms associated with the transaction. Collectibility is assessed based primarily on the credit worthiness of the customer as determined through ongoing credit evaluations of the customer’s financial condition, as well as, consideration of the customer’s payment history.

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

The Company sells some products to distributors at the price listed in its price book for that distributor. Certain of the Company's distributor agreements provide for semi-annual stock rotation privileges of 5% to 10% of net sales for the previous six-month period. At the time of sale, the Company records a sales reserve for stock rotations approved by management. The Company offsets the sales reserve against revenues, producing the net revenue amount reported in the consolidated statements of operations. Each month the Company adjusts the sales reserve for the estimated stock rotation privilege anticipated to be utilized by the distributors. When the distributors pay the Company's invoices, they may claim stock rotations when appropriate. Once claimed, the Company processes the requests against the prior authorizations and reduces the reserve previously established for that customer.  As of December 31, 2015 and 2014, the reserve for stock rotations was $490,000 and $412,000, respectively, and is recorded in other current liabilities on the consolidated balance sheets.

The Company records transaction-based taxes including, but not limited to, sales, use, value added, and excise taxes, on a net basis in its consolidated statements of operations.

 Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and are not interest bearing. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company makes ongoing assumptions relating to the collectibility of its accounts receivable in its calculation of the allowance for doubtful accounts. In determining the amount of the allowance, the Company makes judgments about the creditworthiness of customers based on ongoing credit evaluations and assesses current economic trends affecting its customers that might impact the level of credit losses in the future and result in different rates of bad debts than previously seen. The Company also considers its historical level of credit losses. As of December 31, 2015, the Company’s accounts receivable balance was $10.6 million, which was net of an allowance for doubtful accounts of $63,000. As of December 31, 2014, the Company’s accounts receivable balance was $8.0 million, which was net of an allowance for doubtful accounts of $48,000.

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

As of December 31, 2015, five customers accounted for 20%, 19%, 13%, 12% and 11% of total accounts receivable.  As of December 31, 2014, two customers accounted for 20% and 16% of total accounts receivable.

For the year ended December 31, 2015, four customers accounted for 23%, 16%, 11% and 10% of total revenue. For the year ended December 31, 2014, one customer accounted for 25% of total revenue.

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

Property and Equipment, net

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

Long-lived Assets and Intangible Assets, net

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

Finite-lived intangible assets resulting from business acquisitions or technology licenses are amortized on a straight-line basis over their estimated economic lives of six to seven years for existing technology, acquired in business combinations;  sixteen years for patents acquired in business combinations, based on the term of the patent or the estimated useful life, whichever is shorter;  one year for order backlog, acquired in business combinations;  ten years for trade name, acquired in business combinations; and six to eight years for customer relationships, acquired in business combinations. The assigned useful lives are consistent with the Company’s historical experience with similar technology and other intangible assets owned by the Company.

In-process research and development is recorded at fair value as of the date of acquisition as an indefinite-lived intangible asset until the completion or abandonment of the associated research and development efforts or impairment. Upon completion of development, acquired in-process research and development assets are transferred to finite-lived intangible assets and amortized over their useful lives. The Company reviews indefinite-lived intangible assets for impairment on an annual basis in conjunction with goodwill or whenever events or changes in circumstances indicate the carrying value may not be recoverable.

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

When evaluating goodwill for impairment, the Company may initially perform a qualitative assessment which includes a review and analysis of certain quantitative factors to estimate if a reporting units’ fair value significantly exceeds its carrying value. When the estimate of a reporting unit’s fair value appears more likely than not to be less than its carrying value based on this qualitative assessment, the Company continues to the first step of a two-step impairment test. The first step requires a comparison of the fair value of the reporting unit to its net book value, including goodwill. The fair value of the reporting units is determined based on a weighting of income and market approaches. Under the income approach, the Company calculates the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, the Company estimates the fair value based on market multiples of revenue or earnings for comparable companies. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, and future economic and market conditions and determination of appropriate market comparables. The Company bases these fair value estimates on reasonable assumptions but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair values of the reporting unit’s net assets, other than goodwill, and the fair value of the reporting unit, and, if the difference is less than the net book value of goodwill, an impairment charge is recorded. In the event that the Company determines that the value of goodwill has become impaired, it will record a charge for the amount of impairment during the fiscal quarter in which the determination is made.  The Company operates in one reporting unit.  The Company conducted its 2015 annual goodwill impairment analysis in the fourth quarter of 2015 and no goodwill impairment was indicated.

Restricted Cash

Restricted cash as of December 31, 2015 was $330,000 which includes $278,000 in government subsidy funding for GTK, which is primarily subject to withdrawal restrictions to government-sponsored research and development projects and other activities, and a $53,000 security deposit held in an escrow account related to the Company’s facility lease in Zurich, Switzerland.  Restricted cash as of December 31, 2014 was $53,000 which is a security deposit held in an escrow account related to the Company’s facility lease in Zurich, Switzerland.

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

Foreign Currency

The financial position and results of operations of the Company’s foreign subsidiaries are measured using the local currency as their functional currency. Accordingly, all assets and liabilities for these subsidiaries are translated into U.S. dollars at the current exchange rates as of the respective balance sheet date. Revenue and expense items are translated at the average exchange rates prevailing during the period. Cumulative gains and losses from the translation of these subsidiaries’ financial statements are reported as a separate component of accumulated other comprehensive income, net of tax, a component of stockholders’ equity. The Company records foreign currency transaction gains and losses, realized and unrealized, in other income (expense), net in the consolidated statements of operations. The Company recorded approximately $32,000 of net transaction loss in 2015 and $47,000 of net transaction gain in 2014.

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

Advertising Expense

Advertising costs are expensed as incurred. Advertising expenses, which are recorded in selling, general and administrative expenses, were approximately $29,000 for the year ended December 31, 2014. The Company had no advertising expenses for the year ended December 31, 2015.

Stock-Based Compensation

Stock-based compensation for employees is measured at the date of grant, based on the fair value of the award. For options, the Company amortizes the compensation costs on a straight-line basis over the requisite service period of the option, which is generally the option vesting term of four years. For restricted stock units (“RSUs”), the Company amortizes the compensation costs on a straight-line basis over the requisite service period of the RSU grant, which is generally the vesting term of one to four years. The benefits of tax deductions in excess of recognized compensation expense are reported as a financing cash flows on the consolidated statement of cash flows. All of the stock-based compensation is accounted for as an equity instrument.

For RSUs, stock-based compensation is based on the fair value of the Company’s common stock at the grant date.

For options, the Company uses the Black-Scholes option-pricing model to measure the fair value of its stock-based awards utilizing various assumptions with respect to expected holding period, risk-free interest rates, stock price volatility and dividend yield.

Management estimates expected forfeitures and records the stock-based compensation expense only for those equity awards expected to vest. When estimating forfeitures, the Company considers voluntary termination behavior as well as an analysis of actual option forfeitures. Forfeitures are required to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures or vesting differ from those estimates. Such revisions could have a material effect on its operating results. The assumptions the Company uses in the valuation model are based on subjective future expectations combined with management judgment. If any of the assumptions used in the Black-Scholes option-pricing model changes significantly, stock-based compensation for future awards may differ materially compared to the awards granted previously.

Warrants

Warrants issued as equity awards are recorded based on the estimated fair value of the awards at the grant date. The Company uses the Black-Scholes option-pricing model to measure the fair value of its equity warrant awards utilizing various assumptions with respect to expected holding period, risk-free interest rates, stock price volatility and dividend yield.

Warrants with certain features, including down-round protection, are recorded as liability awards.  These warrants are valued using a Black-Scholes option-pricing model which requires various assumptions with respect to expected holding period, risk-free interest rates, stock price volatility and dividend yield.  The warrants are re-measured each reporting period, and the change in the fair value of the liability is recorded as other income (expense), net, on the consolidated statement of operations until the warrant is exercised or cancelled.

Net Income (Loss) per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed using the weighted average number of common shares outstanding and potentially dilutive common shares outstanding during the periods. The dilutive effect of outstanding stock options, warrants, and restricted stock awards is reflected in diluted earnings per share by application of the treasury stock method. For purposes of the diluted earnings per share calculation, RSUs, stock options to purchase common stock and warrants to purchase common stock are considered to be dilutive securities.

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

The Company must assess the likelihood that the Company’s deferred tax assets will be recovered from future taxable income, and to the extent the Company believes that recovery is not likely, the Company establishes a valuation allowance. Management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. The Company recorded a full valuation allowance as of December 31, 2015 and 2014. Based on the available evidence, the Company believes, it is more likely than not that it will not be able to utilize its deferred tax assets in the future. The Company intends to maintain valuation allowances until sufficient evidence exists to support the reversal of such valuation allowances. The Company makes estimates and judgments about its future taxable income that are based on assumptions that are consistent with its plans. Should the actual amounts differ from the Company’s estimates, the carrying value of the Company’s deferred tax assets could be materially impacted.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of two components: net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under US GAAP are recorded as an element of stockholders’ equity, but are excluded from net income (loss). Accumulated other comprehensive income in the accompanying consolidated balance sheets includes foreign currency translation adjustments arising from the consolidation of the Company’s foreign subsidiaries and its changes in pension liabilities. Comprehensive income (loss) is presented net of income tax and the tax impact is immaterial.

The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	December 31,
	2015	2014
Accumulated comprehensive income:
Foreign currency translation adjustment, net of tax	$330	$298
Change in pension liability in connection with actuarial gain, net of tax	2	(13)
Total accumulated other comprehensive income	$332	$285

NOTE 2—BALANCE SHEET COMPONENTS

Accounts receivable, net, consisted of the following (in thousands):

	December 31,
	2015	2014
Accounts receivable	$10,659	$8,003
Allowance for doubtful accounts	(63)	(48)
Total accounts receivable, net	$10,596	$7,955

Property and equipment, net consisted of the following (in thousands, except depreciable life):

	Life	December 31,
	(In years)	2015	2014
Network and laboratory equipment	3 – 5	$13,520	$11,252
Computer software and equipment	2 – 3	4,207	3,877
Furniture and fixtures	3 – 7	165	165
Office equipment	3 – 5	142	131
Leasehold improvements	1 – 5	316	276
		18,350	15,701
Accumulated depreciation and amortization		(15,217)	(13,785)
Property and equipment, net		$3,133	$1,916

Depreciation and amortization expense related to property and equipment was $1.5 million and $2.1 million for the years ended December 31, 2015 and 2014, respectively.

In addition to the property and equipment above, the Company has prepaid licenses. For the years ended December 31, 2015 and 2014, amortization related to these prepaid licenses was $1.1 million and $707,000, respectively.

Inventories consisted of the following (in thousands):

	December 31,
	2015	2014
Raw materials	$2,379	$1,676
Work in process	2,710	1,421
Finished goods	1,791	2,042
Total inventory	$6,880	$5,139

Other current liabilities consisted of the following (in thousands):

	December 31,
	2015	2014
Amounts billed to the U.S. government in excess of approved rates	$191	$191
Warranty liability	325	334
Customer deposits	342	599
Sales return reserve	490	412
Other	871	1,017
Total other current liabilities	$2,219	$2,553

Other long term liabilities consisted of the following (in thousands):

	December 31,
	2015	2014
Long term deferred income tax	$318	$-
Long term income taxes payable for unrecognized tax benefits	434	415
Other	160	141
Total other long term liabilities	$912	$556

NOTE 3—FAIR VALUE MEASUREMENTS

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014 (in thousands):
		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015:
Assets:
Cash equivalents:
Money market funds	$12,364	$12,364
	$12,364	$12,364	$-	$-
Current liabilities:
Liability warrants	$39			$39

December 31, 2014:
Assets:
Cash equivalents:
Money market funds	$12,360	$12,360	$-	$-
	$12,360	$12,360	$-	$-
Current liabilities:
Liability warrants	$8	$-	$-	$8

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

As of December 31, 2015 and 2014, the Company did not have any significant transfers between Level 1, Level 2, and Level 3.

The amounts reported as cash equivalents, accounts receivable, accounts payable, accrued compensation and other current liabilities approximate fair value due to their short-term maturities. The carrying value of the Company’s line of credit and capital lease obligations approximates fair value based upon borrowing rates currently available to the Company for loans and capital leases with similar terms.

Liability Warrants

The Company issued warrants to Bridge Bank in connection with a waiver of certain events of default that arose under a November 2009 loan and security agreement with Bridge Bank. Certain provisions in the warrant agreements provided for down-round protection if the Company raised equity capital at a per share price which was less than the per share price of the warrants. Such down-round protection also requires the Company to classify the value of the warrants as a liability on the issuance date and then record changes in the fair value through the consolidated statements of operations for each reporting period until the warrants are either exercised or cancelled. The fair value of the liability is recalculated and adjusted each quarter with the differences being charged to other income (expense), net on the consolidated statements of operations. The fair value of these warrants was determined using a Black-Scholes option-pricing model, which requires the use of significant unobservable market values.  As a result, these warrants are classified as Level 3 financial instruments. On July 7, 2010, the Company raised additional equity through an offering of 2,760,000 shares at $1.75 per share, thus triggering the down-round protection and adjustment of the number of warrants issued to Bridge Bank. On December 24, 2013, the Company raised additional equity through an offering of 9,573,750 shares at $1.42 per share, thus triggering the down-round protection and adjustment of the number of warrants issued to Bridge Bank.  On September 10, 2015, the Company raised additional equity through an offering of 10,643,000 shares at $1.70 per share, respectively, thus triggering the down-round protection and adjustment of the number of warrants issued to Bridge Bank.

The fair value of the warrants was estimated using the following assumptions in the Black-Scholes option-pricing model:

	As of December 31, 2015	As of December 31, 2014
Stock price	$3.04	$1.20
Exercise price	$2.31	$2.51
Expected life	1.55 years	2.55 years
Risk-free interest rate	0.86%	1.10%
Volatility	62%	69%
Fair value per share	$1.23	$0.27

The following table summarizes the warrants subject to liability accounting as of December 31, 2015 and 2014 (in thousands, except share and per share amounts) (see Note 6 – Stockholders’ Equity):

								Year Ended December 31, 2015		Year Ended December 31, 2014
Holder	Original Warrants	Adjusted Warrants	Grant Date	Expiration Date	Price per Share	Fair Value December 31, 2015	Fair Value December 31, 2014	Exercise of Warrants	Change in Fair Value	Exercise of Warrants	Change in Fair Value	Related Agreement
Bridge Bank	20,000	31,573	4/7/2010	7/7/2017	$2.31	$39	$8	-	$31	-	$(7)	Credit Agreement

The change in the fair value of Level 3 liabilities is as follows (in thousands):

Fair value as of December 31, 2013	$15
Exercise of warrants	-
Change in fair value	(7)
Fair value as of December 31, 2014	8
Exercise of warrants	-
Change in fair value	31
Fair value as of December 31, 2015	$39

The warrant liability is included in other current liabilities on the consolidated balance sheets.

NOTE 4—BUSINESS COMBINATIONS

Acquisition of Terasquare Co., Ltd.

On September 30, 2015, the Company completed its acquisition of all of the outstanding shares of Terasquare Co., Ltd. (“Terasquare”) from the four former stockholders of Terasquare. Terasquare has low power, CMOS high speed communication interface semiconductors for 100Gbps Ethernet, Fiber Channel, and EDR Infiniband applications. Its quad channel Clock Data Recovery (CDR) technology and products for 100GbE datacommunication applications are applicable to 100Gbps Ethernet (QSFP28, CFP2, CFP4), OTU-4, 32G Fiber Channel, and EDR Infiniband.

The aggregate purchase price for all of the shares of the stock of Terasquare was $4.4 million, compromised solely of cash, subject to certain adjustments. The Company furnished the purchase price to the former Terasquare stockholders from cash on hand that it had raised in a previously disclosed secondary offering of its common stock that closed last month. In addition, the Company paid or assumed liabilities of Terasquare in the amount of $1.1 million.

The transaction was accounted for under the purchase method of accounting and, accordingly, the results of operations are included in the accompanying consolidated statement of operations subsequent to September 30, 2015.

The net tangible assets acquired and liabilities assumed in the acquisition were recorded at fair value.  The Company determined the valuation of the identifiable intangible assets using established valuation techniques.

The fair values of identifiable intangible assets related to developed technology and IPR&D were determined under the income and asset approaches, respectively.  The developed technology was valued using the forward looking multi-period excess earnings method under the income approach.  The IPR&D was valued using the cost to recreate method under the asset approach.  The fair value of the intangibles is management’s best estimate.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from the transaction with Terasquare primarily consisted of the synergies expected from the merger with Terasquare.

The total purchase price of $4.4 million was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition as follows (in thousands):

Tangible assets acquired:
Cash and cash equivalents	$22
Other current assets	55
Property and equipment	22
Restricted cash	67
Others assets	86
Liabilities assumed:
Accounts payable	(504)
Accrued compensation	(29)
Other current liabilities	(252)
Other long term liabilities	(317)

Identifiable intangible assets acquired:
Developed technology	2,744
IPR&D	383
Goodwill acquired:
Goodwill	2,170
Total purchase price	$4,447

Pro forma financial information (unaudited)

The following table presents the unaudited pro forma financial information for the combined entity of GigOptix and Terasquare, as if the acquisition had occurred at the beginning of fiscal 2014 after giving effect to certain purchase accounting adjustments (in thousands, except per share amounts):

	Years ended December 31,
	2015	2014
Net revenue	$40,394	$32,947
Net loss	$(671)	$(7,915)
Net loss per share - basic and diluted	$(0.02)	$(0.25)

Acquisition of the Tahoe RF Semiconductor, Inc.

During 2014, the Company assumed approximately $446,000 of liabilities of Tahoe RF and added RF/analog RFIC technology to the Company’s product portfolio and approximately 10 employees, primarily High-Speed and High-Frequency SiGe RF engineers focused on high growth areas such as wireless – E-Band and V-Band and GPS technologies. The Company agreed to pay up to an additional $254,000 in Tahoe RF expenses of which $20,000 had been accrued in other current liabilities on the Company’s condensed consolidated balance sheet as of December 31, 2014. During the first quarter of 2015, the Company assumed an additional $89,000 related to tax and legal expenses which resulted in an increase of Tahoe RF’s goodwill to $535,000. Since the final additional assumed grossed up liabilities were less than $254,000, the Company paid $128,000 in bonus payments in the first quarter of 2015 to former employees of Tahoe RF who were eligible as active employees of GigOptix on January 1, 2015, which was recorded as compensation expense. In addition, beginning in July 2016 and continuing annually through July 2020, any former Tahoe RF employee who remains, at that time, as an active employee of the Company will be entitled to a pre-allocated percentage of an aggregate retention bonus of up to approximately $70,000 based on the remaining 8 employees. These payments will be recorded as compensation expense when incurred and are being accrued as they are earned. As of December 31, 2015, approximately $75,000 and $89,000 is recorded in other current liabilities and other long-term liabilities, respectively.

The consolidated financial statements include the operating results of Terasquare and Tahoe RF from their respective dates of acquisition.

NOTE 5—INTANGIBLE ASSETS, NET AND GOODWILL

Intangible assets, net consist of the following (in thousands):

		As of December 31, 2015			As of December 31, 2014
	Life (years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Definite-lived intangible assets:
Customer relationships	6-8	$3,277	$(2,542)	$735	$3,277	$(2,119)	$1,158
Existing technology	6-7	6,527	(3,386)	3,141	3,783	(2,881)	902
Patents	5-16	457	(407)	50	457	(402)	55
Trade name	2-10	659	(438)	221	659	(380)	279
Total definite-lived intangible assets		10,920	(6,773)	4,147	8,176	(5,782)	2,394
Indefinite-lived Intangible assets:
IPR&D	indefinite	383	-	383	-	-	-
Total intangible assets		$11,303	$(6,773)	$4,530	$8,176	$(5,782)	$2,394

The amounts shown above include items that GigOptix acquired in its purchase of Terasquare on September 30, 2015.  The amount of newly acquired intangibles at acquisition were comprised of the following (in thousands):

	Amount	Life, in Years
Developed technology	$2,744	7
IPR&D	383	Indefinite
Total	$3,127

During the year ended December 31, 2015 and 2014, amortization of intangible assets was as follows (in thousands):

	December 31, 2015	December 31, 2014
Cost of revenue	$413	$413
Research and development expense	98	-
Selling, general and administrative expense	480	480
	$991	$893

Estimated future amortization expense related to definite-lived intangible assets as of December 31, 2015 is as follows (in thousands):

Years ending December 31,
2016	$1,257
2017	875
2018	451
2019	442
2020	394
Thereafter	728
Total	$4,147

The Company performs a review of the carrying value of its intangible assets, if circumstances warrant. In its review, it compares the gross, undiscounted cash flows expected to be generated by the underlying assets against the carrying value of those assets. To the extent such cash flows do not exceed the carrying value of the underlying asset; it will record an impairment charge.  During the fourth quarter of 2015, the Company performed an impairment analysis and did not find any indicators of impairment for its intangibles.  The Company did not record an impairment charge on any intangibles, including goodwill, during the years ended December 31, 2015 and 2014.

As of December 31, 2015, the Company had $12.6 million of goodwill in connection with the acquisitions of ChipX, Endwave, Tahoe RF and Terasquare. The changes in the carrying amount of goodwill, net for the years ended December 31, 2014 and 2015 are as follows (in thousands):

Amount
Balance as of December 31, 2014	$10,306
Goodwill adjustment from Tahoe RF acquisition	89
Goodwill addition from Terasquare acquisition	2,170
Balance as of December 31, 2015	$12,565

On September 30, 2015, the Company completed its acquisition of Terasquare, a Seoul, Korea-based, fabless semiconductor company and provider of low power, CMOS high speed communication interface semiconductors for 100Gbps Ethernet, Fiber Channel, and EDR Infiniband applications, and clock-data-recovery (“CDR”) devices, which resulted in $2.2 million of goodwill. The acquisition closed for a total purchase price of $4.4 million and assumed liabilities of $1.1 million.

NOTE 6—CREDIT FACILITIES

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

The Company had no outstanding balance on its line of credit as of December 31, 2015 and 2014.

NOTE 7—STOCKHOLDERS’ EQUITY

Public Offering

On August 21, 2015, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with selling stockholders and Cowen and Company, LLC and Roth Capital Partners, LLC as representative of several underwriters to the Underwriting Agreement relating to (i) a public primary offering of an aggregate of 9,218,000 shares of the Company’s common stock, par value $0.001 per share at a public offering price of $1.70 per share and (ii) a public secondary offering by the selling stockholders of an aggregate of 282,000 shares of common stock at $1.70 per share. The shares were accompanied by the associated rights to purchase shares of Series A Junior Preferred Stock, par value $0.001 per share, which the Company created by the Rights Agreement, dated December 16, 2011, between the Company and the American Stock Transfer & Trust Company, LLC, as Rights Agent, as amended by the Amended and Restated Rights Agreement, dated December 16, 2014. Under the terms of the Underwriting Agreement, the Company granted the underwriters a 30 day option to purchase up to an additional 1,425,000 shares of common stock to cover overallotments, which the underwriters subsequently exercised on September 10, 2015.

On September 10, 2015, the Company completed its public offering of 10,643,000 newly issued shares of common stock at a price to the public of $1.70 per share. The number of shares sold in the offering included the underwriter’s full exercise on September 10, 2015 of their over-allotment option of 1,425,000 shares of common stock. The net proceeds to the Company from the offering was approximately $16.5 million which consisted of $16.9 million after underwriting discounts, commissions and expenses less an additional $420,000 for legal, accounting, registration and other transaction costs related to the public offering.

Common and Preferred Stock

In December 2008, the Company’s stockholders approved an amendment to the Certificate of Incorporation to authorize 50,000,000 shares of common stock of par value $0.001. In November 2014, the Company’s stockholders approved an amendment to the Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 50,000,000 shares to 100,000,000 shares of par value $0.001. In addition, the Company is authorized to issue 1,000,000 shares of preferred stock of $0.001 par value of which 750,000 shares have been designated Series A Junior Preferred Stock with powers, preferences and rights as set forth in the amended and restated certificate of designation dated December 15, 2014; the remainder of the shares of preferred stock are undesignated, for which the Board of Directors is authorized to fix the designation, powers, preferences and rights. As of December 31, 2015 and 2014, there were no shares of preferred stock issued or outstanding.

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

In general, the exercisability of the rights to purchase preferred stock will be triggered if any person or group, including persons knowingly acting in concert to affect the control of the Company, is or becomes a beneficial owner of 10% or more of the outstanding shares of the Company’s common stock after the adoption date of the rights plan.  Stockholders or beneficial ownership groups who owned 10% or more of the outstanding shares of common stock of the Company on or before the adoption date will not trigger the preferred share purchase rights unless they acquire an additional 1% or more of the outstanding shares of the Company’s common stock. Each right entitles a holder with the right upon exercise to purchase one one-thousandth of a share of preferred stock at an exercise price that is currently set at $5.25 per right, subject to purchase price adjustments as set forth in the rights agreement. Each share of preferred stock has voting rights equal to one thousand shares of common stock. In the event that exercisability of the rights is triggered, each right held by an acquiring person or group would become void. As a result, upon triggering of exercisability of the rights, there would be significant dilution in the ownership interest of the acquiring person or group, making it difficult or unattractive for the acquiring person or group to pursue an acquisition of the Company.  These rights expire in December of 2017, unless earlier redeemed or exchanged by the Company.

Warrants

As of December 31, 2015, the Company had a total of 160,698 warrants to purchase common stock outstanding under all warrant arrangements.  There were no warrants exercised during the years ended December 31, 2015 and 2014.  During the years ended December 31, 2015 and 2014, 500,000 and 809,999 warrants expired, respectively. Some of the warrants have anti-dilution provisions which adjust the number of warrants available to the holder such as, but not limited to, stock dividends, stock splits, and certain reclassifications, exchanges, combinations or substitutions. These provisions are specific to each warrant agreement.

			Warrants Outstanding as of December 31,		Warrants Expired During the Year Ended December 31,	Warrants Expired During the Year Ended December 31,
Holder	Exercise Price per Share	Expiration Date	2015	2014	2015	2014
Alliance Advisors LLC	$1.75	7/20/2014	-	-	-	25,000
Bridge Bank	$2.31	7/7/2017	31,573	29,115	-	-
Warrants issued to investors in connection with the Lumera Merger	$6.08	1/16/2014	-	-	-	284,999
Silicon Valley Bank	$0.73	10/5/2017	4,125	4,125	-	-
Silicon Valley Bank	$4.00	4/23/2017	125,000	125,000	-	-
DBSI Liquidating Trust	$2.60	4/8/2014	-	-	-	500,000
DBSI Liquidating Trust	$3.00	4/8/2015	-	500,000	500,000	-
			160,698	658,240	500,000	809,999

Equity Incentive Plan

As of December 31, 2015 and 2014, there were 7,918,584 options and 8,801,160 options outstanding under all stock option plans.  As of December 31, 2015 and 2014, there were 4,361,833 and 1,915,858 RSUs outstanding under the 2008 Equity Incentive Plan.

2008 Equity Incentive Plan

In December 2008, the Company adopted the 2008 Equity Incentive Plan (the “2008 Plan”) for directors, employees, consultants and advisors to the Company or its affiliates. Under the 2008 Plan, 2,500,000 shares of common stock were reserved for issuance upon the completion of a merger with Lumera Corporation (“Lumera”) on December 9, 2008. On January 1 of each year, starting in 2009, the aggregate number of shares reserved for issuance under the 2008 Plan increase automatically by the lesser of (i) 5% of the number of shares of common stock outstanding as of the Company’s immediately preceding fiscal year, or (ii) a number of shares determined by the Board of Directors. The maximum number of shares of common stock to be granted is up to 21,000,000 shares. Forfeited options or awards generally become available for future awards.  As of December 31, 2015, the stockholders had approved 18,280,238 shares for future issuance. On January 1, 2015, there was an automatic increase of 1,655,604 shares. As of December 31, 2015, 11,847,463 options to purchase common stock and RSUs were outstanding and 1,489,996 shares are authorized for future issuance under the 2008 equity incentive plan.

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

2007 Equity Incentive Plan

In August 2007, GigOptix LLC adopted the GigOptix LLC Equity Incentive Plan (the "2007 Plan"). The 2007 Plan provided for grants of options to purchase membership units, membership awards and restricted membership units to employees, officers and non-employee directors, and upon the completion of the merger with Lumera were converted into grants of up to 632,500 shares of stock. Vesting periods are determined by the Board of Directors and generally provide for stock options to vest over a four-year period and expire ten years from date of grant. Vesting for certain shares of restricted stock is contingent upon both service and performance criteria. The 2007 Plan was terminated upon the completion of merger with Lumera on December 9, 2008 and the remaining 864 stock options not granted under the 2007 Plan were cancelled. No shares of the Company’s common stock remain available for issuance of new grants under the 2007 Plan other than for satisfying exercises of stock options granted under this plan prior to its termination. As of December 31, 2015, options to purchase a total of 375,763 shares of common stock and 4,125 warrants to purchase common stock were outstanding.

Lumera 2000 and 2004 Stock Option Plan

In December 2008, in connection with the merger with Lumera, the Company assumed the existing Lumera 2000 Equity Incentive Plan and the Lumera 2004 Stock Option Plan (the “Lumera Plan”). All unvested options granted under the Lumera Plan were assumed by the Company as part of the merger. All contractual terms of the assumed options remain the same, except for the converted number of shares and exercise price based on merger conversion ratio of 0.125. As of December 31, 2015, no additional options can be granted under the Lumera Plan, and options to purchase a total of 57,191 shares of common stock were outstanding.

 Stock-based Compensation Expense

The following table summarizes the Company’s stock-based compensation expense for fiscal years 2015 and 2014 (in thousands):

	Years ended December 31,
	2015	2014
Cost of revenue	$387	$336
Research and development expense	1,072	1,100
Selling, general and administrative expense	2,389	2,789
Restructuring expense	-	9
	$3,848	$4,234

Stock-based compensation expense capitalized to inventory was immaterial for the years ended December 31, 2015 and 2014.

For the year ended December 31, 2014, the $4.2 million of stock-based compensation expense included $9,000 in restructuring expense to accelerate the vesting of stock options (see Note 8 - Restructuring).

During the year ended December 31, 2014, the Company granted options to purchase 25,000 shares of common stock, with an estimated total grant-date fair value of $28,000, or $1.10 per share. No options were granted during the year ended December 31, 2015.

During the year ended December 31, 2015, the Company granted 4,611,355 RSUs with a grant-date fair value of $7.3 million, or $1.58 per share.  During the year ended December 31, 2014, the Company granted 1,954,085 RSUs with a grant-date fair value of $3.3 million, or $1.67 per share.

As of December 31, 2015, the total compensation cost not yet recognized in connection with unvested stock options and RSUs under the Company’s equity compensation plans was approximately $245,000 and $6.2 million, respectively. Unrecognized compensation will be amortized on a straight-line basis over a weighted-average period of approximately 0.83 years for stock options and approximately 2.86 years for RSUs.

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

Stock Option and RSU Activity

The following is a summary of option activity for the Company’s equity incentive plans, including both the 2008 Plan and other prior plans for which there are outstanding options but no new grants since the 2008 Plan was adopted:

	Years Ended December 31,
	2015				2014
	Options	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term, in Years	Aggregate Intrinsic Value, in Thousands	Options	Weighted- average Exercise Price	Weighted-average Remaining Contractual Term, in Years	Aggregate Intrinsic Value, in Thousands
Outstanding, beginning of year	8,801,160	$2.35			10,306,671	$2.34
Granted	-	$-			25,000	$1.59
Exercised	(226,464)	$1.66		$133	(225,678)	$1.02		$84
Cancelled and forfeited	(656,112)	$2.96			(1,304,833)	$2.47
Balance, end of year	7,918,584	$2.32	4.82	$7,422	8,801,160	$2.35	5.91	$483

Vested and exercisable and expected to vest, end of year	7,911,882	$2.32	4.82	$7,414	8,636,840	$2.35	5.88	$471

Vested and exercisable, end of year	7,657,263	$2.34	4.75	$7,073	7,738,685	$2.38	5.70	$393

The aggregate intrinsic value reflects the difference between the exercise price of the underlying stock options and the Company’s closing share price of $3.04 as of December 31, 2015.

The following table summarizes information about options outstanding and exercisable under the Company’s equity incentive plans as of December 31, 2015:

	Options Outstanding			Options Exercisable
	Number of Shares Outstanding	Weighted- average Remaining Contractual Life, in Years	Weighted- average Exercise Price	Exercisable	Weighted- average Exercise Price
$ 0.73 - $1.30	2,073,143	3.53	$0.98	1,934,152	$0.99
$ 1.57 - $2.02	987,774	4.46	$1.92	983,058	$1.92
$ 2.30 - $2.65	2,869,030	5.20	$2.52	2,853,790	$2.52
$ 2.70 - $4.00	1,931,446	5.94	$2.81	1,829,072	$2.81
$ 18.16 - $57.44	57,191	1.26	$31.15	57,191	$31.15
	7,918,584	4.82	$2.32	7,657,263	$2.34

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

The following is a summary of RSU activity for the indicated periods:

	Years Ended December 31,
	2015				2014
	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- average Remaining Vesting Term, in Years	Aggregate Intrinsic Value, in Thousands	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- average Remaining Vesting Term, in Years	Aggregate Intrinsic Value, in Thousands
Outstanding, January 1	1,915,858	$1.55	3.11	$1,990	1,313,801	$1.19	1.85	$2,010
Granted	4,611,355	1.58			1,954,085	1.67
Released	(1,915,992)	1.34			(1,176,993)	1.35
Forfeited/expired	(249,388)	1.67			(175,035)	1.49
Outstanding, December 31	4,361,833	$1.64	2.86	$13,260	1,915,858	$1.55	3.11	$1,990

The majority of the RSUs that vested in the year ended December 31, 2015 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were based on the value of the RSUs on their vesting date as determined by the Company’s closing stock price. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company. For the year ended December 31, 2015, 1,915,992 shares of RSUs vested with an intrinsic value of approximately $3,668,000. The Company withheld 676,145 shares to satisfy approximately $1,287,000 of employees’ minimum tax obligation on the vested RSUs.

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

	Years ended December 31,	Years ended December 31,
	2015	2014
Change in projected benefit obligation:
Beginning benefit obligation	$822	$648
Service cost	62	29
Interest cost	12	15
Plan participants contributions	23	24
Foreign exchange adjustments	(1)	(84)
Actuarial loss (gain)	(28)	190
Transfer in/(out)	(109)	-
Ending benefit obligation	$781	$822

Change in plan assets:
Beginning fair value of plan assets	$496	$508
Employer contributions	23	24
Plan participants' contributions	23	24
Foreign exchange adjustments	1	(54)
Expected return on plan assets	(2)	(6)
Transfer in/(out)	(109)	-
Ending fair value of plan assets	$432	$496
Benefits paid	$-	$-

The following table summarizes the funding status as of December 31, 2015 and 2014 (in thousands):

	Years ended December 31,
	2015	2014
Projected benefit obligation	$(781)	$(822)
Fair value of plan assets	432	496
Funded status of the plan at the end of the year, recorded as a long-term liability	$(349)	$(326)

The total net periodic pension cost for the year ending December 31, 2016 is expected to be approximately $61,000.
The following are the components of estimated net periodic pension cost in 2016 (in thousands):

Year ending December 31, 2016
Service cost (net)	$58
Interest cost	8
Expected return on plan assets	(5)
Net periodic benefit cost	$61

Assumptions

Weighted-average assumptions used to determine benefit obligations as of December 31, 2015 for the plan were a discount rate of 1.00%, a rate of compensation increase of 2.00%, and an expected return on assets of 1.00%.  The GigOptix-Helix Plan is reinsured with the Helvetia Swiss Life Insurance Company via the Swisscanto Collective Foundation.  The expected return on assets is derived as follows: Swiss pension law requires that the insurance company pay an interest rate of at least 1.25% per annum on legal minimum old-age savings accounts.

Weighted-average assumptions used to determine costs for the plan as of December 31, 2014 were a discount rate of 1.50%, rate of compensation increase of 2.00%, and expected return on assets of 1.50%.

Net Periodic Benefit Cost

The net periodic benefit cost for the plan included the following components (in thousands):

	Years ended December 31,
	2015	2014
Service cost (net)	$62	$29
Interest cost	12	15
Net periodic benefit cost	$74	$44

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

Contributions

The Company anticipates contributions to the plan of approximately $22,000 in the year ending December 31, 2016. Actual contributions may differ from expected contributions due to various factors, including performance of plan assets, interest rates and potential legislative changes. The Company is not able to estimate expected contributions beyond fiscal year 2016.

Estimated Future Benefit Payments

The Company does not expect benefit payments through 2024.

Israel Severance Plan liability

Under Israeli law, the Company is required to make severance payments to its retired or dismissed Israeli employees and Israeli employees leaving its employment in certain other circumstances. The Company’s severance pay liability to its Israeli employees is calculated based on the salary of each employee multiplied by the number of years of such employee’s employment and is presented in other long-term liabilities on the consolidated balance sheets, as if it was payable at each balance sheet date on an undiscounted basis. This liability is partially funded by the purchase of insurance policies in the name of the employees. The surrender value of the insurance policies of $10,000 is presented in other long-term assets on the consolidated balance sheets. Severance pay expense for the year ended December 31, 2015 was $0. As of December 31, 2015, accrued severance liability and severance assets were $12,000 and $10,000, respectively.

GigOptix 401(k) Plan

The Company has a 401(k) retirement plan which was adopted by GigOptix, LLC as of January 4, 2008.  In December 2011, the GigOptix 401k plan merged into the Endwave 401k plan.  This plan is intended to be a qualified retirement plan under the Internal Revenue Code.  It is a defined contribution as opposed to a defined benefit plan.  The Company made $71,000 and $65,000 matching contributions during fiscal 2015 and 2014, respectively.

GigOptix Terasquare Korea Defined Contribution Plan

The Company adopted a contribution pension plan for its Korean employees, where the Company pays fixed contributions to each employee who participates in the plan each year. The Company has no further payment obligations once the contributions have been paid. The contributions are recognized as employee benefit expense when they are due. The total contribution made for the year 2015 since the acquisition of Terasquare on September 30, 2015 was $12,000.

NOTE 9—RESTRUCTURING

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

The following is a summary of the restructuring activity (in thousands):

2014
Beginning balance	$30
Charges	343
Uses and adjustments	(373)
Ending balance	$-

As of December 31, 2015 and 2014, the Company had no balance in accrued restructuring.

NOTE 10— INVESTMENT IN UNCONSOLIDATED AFFILIATE

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

For the years ended December 31, 2015 and 2014, the Company’s allocated portion of BrP’s results was a loss of $3,000 and $456,000, respectively. Since the Company’s share of the loss exceeded the Company’s carrying cost of its investment in BrP, the Company’s investment in an unconsolidated affiliate was written down to zero as of December 31, 2015.

NOTE 11—INCOME TAXES

The components of income (loss) before provision for income taxes are as follows (in thousands):

	Years ended December 31,
	2015	2014
United States	$1,189	$(5,266)
International	130	(45)
Income (loss) before provision for income taxes	$1,319	$(5,311)

Components of provision for income taxes are as follows (in thousands):

	Years ended December 31,
	2015	2014
Current
United States	$20	$41
International	37	-
State	10	13
Total	67	54

Deferred
United States	-	-
International	-	-
Total	-	-

Provision for income taxes	$67	$54

Provision for income taxes differs from the amount computed by applying the statutory United States federal income tax rate to gain (loss) before taxes as follows:

	Years ended December 31,
	2015	2014
Income tax at the federal statutory rate	34.00%	(34.00)%
State tax, net of federal benefit	0.75%	0.23%
Foreign tax rate differential	(0.51)%	0.27%
Permanent items and other	1.48%	0.69%
Change in valuation allowance	(30.73)%	33.75%
Effective tax rate	4.99%	0.94%

The components of the net deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2015	2014
Deferred tax asset (liability), net
Net operating losses	$17,577	$20,134
Tax credits	3,051	2,915
Accrued and reserves	2,575	2,063
Foreign deferreds	-	3
Fixed assets	824	890
Other	2,222	2,224
Total deferred tax asset	26,249	28,229
Valuation allowance	(25,977)	(27,707)
Net deferred tax asset	272	522

Intangible assets	(590)	(522)
Deferred tax liability	(590)	(522)

Net deferred tax liability	$(318)	$-

As of December 31, 2015, the deferred tax liability is included in other long term liabilities on the consolidated balance sheet.

The Company has a full valuation allowance on deferred tax assets in excess of deferred tax liabilities. Because of its limited operating history and cumulative losses, management believes it is more likely than not that the remaining deferred tax assets will not be realized.

The Company’s valuation allowance decreased by approximately $1.9 million and increased by approximately $120,000 during the years ended December 31, 2015 and December 31, 2014, respectively.

The Company has approximately $40.7 million of federal net operating loss (“NOL”) carryforwards as of December 31, 2015. The NOLs expire through the year 2027. The Company has approximately $19.9 million of state NOL carryforwards as of December 31, 2015.  The NOLs expire through 2028. The Company has approximately $3.7 million of federal research and development (“R&D”) tax credit carryforwards as of December 31, 2015. The federal tax credit carryforwards expire through 2035. The Company has approximately $3.6 million of state R&D tax credit carryforwards as of December 31, 2015. The state R&D tax credits do not expire. Utilization of a portion of the NOL and credit carryforwards are subject to an annual limitation due to the ownership change provision of the IRC of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of NOLs and credits before utilization. The Company also has approximately $13.3 million of NOL carryforwards in Israel related to its acquisition of ChipX. These losses in that jurisdiction can be carried forward indefinitely.

Any interest and penalties incurred on the settlement of outstanding tax positions would be recorded as a component of income tax expense. The Company recorded $14,000 and $12,000 of interest and penalty expenses during the years ended December 31, 2015 and 2014, respectively.

The Company’s unrecognized tax benefits as of December 31, 2015 relate to various domestic and foreign jurisdictions.  As of December 31, 2015, the Company had total gross unrecognized tax benefits of $3.1 million, which if recognized would affect the effective tax rate.  As of December 31, 2015 and 2014, the amount of long-term income taxes payable for unrecognized tax benefits, including accrued interest, was $434,000 and $415,000, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Total
Balance as of December 31, 2013	$2,765
Increases related to current year tax positions	223
Increases related to prior year tax positions	16
Decreases related to prior year tax positions	-
Balance as of December 31, 2014	3,004
Increases related to current year tax positions	181
Increases related to prior year tax positions	-
Decreases related to prior year tax positions	(94)
Balance as of December 31, 2015	$3,091

The Company files tax returns in the U.S. federal, U.S. state and foreign tax jurisdictions.  The Company’s major tax jurisdictions are the U.S., California, Switzerland, Korea, Japan, and Israel. The Company’s fiscal years through 2015 remain subject to examination by the tax authorities for U.S. federal, U.S. state and foreign tax purpose.

NOTE 12—NET INCOME (LOSS) PER SHARE

The computations for basic and diluted net income (loss) per share are as follows (in thousands, except per share data):

	Years ended December 31,
	2015	2014
Net income (loss)	$1,249	$(5,821)

Weighted average common shares outstanding:
Basic	36,624	31,851
Effect of dilutive securities:
Stock options	876	-
Restricted stock units	612	-
Warrants	2	-
Diluted	38,114	31,851

Basic net income (loss) per share	$0.03	$(0.18)

Diluted net income (loss) per share	$0.03	$(0.18)

The following table summarizes total securities outstanding which were not included in the calculation of diluted net income (loss) per share because to do so would have been anti-dilutive:

	December 31,
	2015	2014
Stock options and RSUs	3,986,961	10,717,018
Common stock warrants	156,573	658,240
Total	4,143,534	11,375,258

NOTE 13—SEGMENT AND GEOGRAPHIC INFORMATION

The Company has determined that it operates as a single operating and reportable segment. The following tables reflect the results of the Company’s reportable segment consistent with the management system used by the Company’s Chief Executive Officer, the chief operating decision maker.

The following table summarizes revenue by geographic region (in thousands):

	Years ended December 31,
	2015	2014
North America	$13,468	$9,637
Asia	14,125	10,363
Europe	12,143	12,511
Other	658	436
	$40,394	$32,947

The Company determines geographic location of its revenue based upon the destination of shipments of its products.

During fiscal year 2015, the United States, Italy, Hong Kong and Taiwan accounted for 30%, 25%, 18% and 11% of revenue, respectively. During fiscal year 2014, Italy and the United States accounted for 33% and 26% of revenue, respectively. No other countries accounted for more than 10% of the Company’s consolidated revenue during the periods presented.

The following table summarizes revenue by product line (in thousands):

	Years ended December 31,
	2015	2014
HSC	$28,081	$22,280
Industrial	12,313	10,667
Total revenue	$40,394	$32,947

The following table summarizes long-lived assets by country (in thousands):

	December 31,
	2015	2014
United States	$2,680	$1,687
Switzerland	435	229
Asia	18	-
	$3,133	$1,916

Long-lived assets, comprising property and equipment, are reported based on the location of the assets.

NOTE 14—COMMITMENTS AND CONTINGENCIES

Commitments

Leases

The Company leases its domestic and foreign sales offices under non-cancelable operating leases. These leases contain various expiration dates and renewal options. The Company also leases certain software licenses under operating leases. Total facilities rental expense for 2015 and 2014 was $494,000 and $458,000, respectively.

Aggregate non-cancelable future minimum lease payments under capital and operating leases are as follows (in thousands):

	Capital Leases	Operating Leases
Years ending December 31,	Minimum lease payments	Minimum lease payments
2016	$3	$660
2017	3	169
2018	-	73
2019	-	73
2020 and beyond	-	61
Total minimum lease payments	6	$1,036
Less: Amount representing interest	-
Total capital lease obligations	6
Less: current portion	(3)
Long-term portion of capital lease obligations	$3

The gross and net book value of the fixed assets purchased under capital lease was as follows (in thousands):

	As of the years December 31,
	2015	2014
Acquired cost	$1,666	$1,666
Accumulated amortization	(1,660)	(1,656)
Net book value	$6	$10

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

The table below summarizes the movement in the warranty accrual, which is included as a component of other current liabilities, for the years ended December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
Balance at January 1	$334	$330
Warranties accrued	452	492
Warranties settled	(461)	(488)
Balance at December 31	$325	$334

NOTE 15—RECENT ACCOUNTING PRONOUNCEMENTS

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

In November 2015, the Financial Accounting Standard Board (FASB) issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”.  This accounting standard requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This standard is effective for annual reporting periods beginning after December 15, 2016. The Company adopted this standard beginning in 2015.

NOTE 16—SUBSEQUENT EVENTS

On January 25, 2016, the Company invested $1.2 million to own a minority stake in a company called Anagog Ltd. (“Anagog”), the developer of the world’s largest crowdsourced parking network. Anagog perfects the mobility status algorithms that allow for advanced on-phone machine learning capabilities for the best user experience with ultra-low battery consumption and a high level of privacy protection.

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures.  Our CEO and CFO have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015 and have concluded that these controls and procedures were effective. We believe that a control system, no matter how well designed and operated, can only provide reasonable assurance and cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Our CEO and CFO have concluded that our consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015 based upon the framework in “Internal Control – Integrated Framework” (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that our internal control over financial reporting was effective as of that date.

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

Directors and Executive Officers

The table below sets forth information regarding the members of our Board of Directors and non-director executive officers as of February 26, 2015. Our certificate of incorporation divides the Board of Directors into three classes with overlapping three-year terms. One class is elected each year at the annual meeting of stockholders, and the classes are to be as nearly equal in number as possible. Each director shall hold office until his or her successor is duly qualified. Our Board of Directors and executive officers are as follows:

Name	Age	Position	Director Since
Dr. Avi Katz	57	Chairman of the Board of Directors, Chief Executive Officer and President	2008
Darren Ma	36	Vice President and Chief Financial Officer	N/A
Andrea Betti-Berutto	51	Senior Vice President and Chief Technical Officer	N/A
Dr. Raluca Dinu	42	Executive Vice President of Global Sales and Marketing	N/A
Joseph J. Lazzara	64	Director	2011
John J. Mikulsky	70	Director	2011
Neil J. Miotto	69	Director	2008
Frank Schneider	73	Director	2010
Kimberly D.C. Trapp	57	Director	2008

Dr. Avi Katz is a serial entrepreneur. Since founding GigOptix LLC., the predecessor company to GigOptix Inc. in July 2007, he served as the Chairman of the Board of Directors, Chief Executive Officer and President of the company and all its subsidiaries, including its overseas operations BrPhotonics Produtos Optoeletronicos LTda in Brazil, GigOptix-Helix AG in Switzerland, GigOptix Israel LTD, and GigOptix-Terasquare-Korea (GTK) Co., Ltd. He led the company through the public listing on OTC Exchange in December 2008, and the listing on the NYSE-Mkt in April 2012. Prior to founding the GigOptix group of companies, Dr. Katz was the Managing Partner of APU-Global, which he founded in 2005, the Chief Executive Officer, President and a board member of Intransa, Inc., from 2003 to 2005, and of Equator Technologies, Inc., from 2000 to 2003. Earlier in his career he held various sales and marketing, business development, technology and operational corporate executive positions, following his tenure as a Member of the Technical Staff with AT&T Bell Labs, Murray Hill, NJ, between 1988 and 1995. He holds more than 70 U.S. and international patents, has published about 300 technical papers and is the editor of a number of technical books. Dr. Katz received his Ph.D. in materials engineering and a B.S. in engineering from Technion-IIT, Israel, and is a graduate of the Israeli Naval Academy.

Darren Ma, Vice President and Chief Financial Officer, joined GigOptix in 2014. He brings over 13 years of semiconductor experience and financial leadership to GigOptix. He began his career at Intel Corporation, where he worked in various finance positions, specializing in budgeting, cost and inventory, strategic financial planning, and P&L management. Prior to joining GigOptix, he worked in roles of increasing responsibility at Semtech Corporation, and served as the primary financial partner to several members of the executive staff. He played a lead role in increasing the profitability of the Power Management business unit, and, most recently, as the Business Unit Controller for the Power Management and High Reliability and Systems Innovation business units. Prior to Semtech, he held a senior financial position at Fisher Investments, supporting the M&A, Institutional, and United Kingdom investment groups. Darren holds a Managerial Economics Bachelor of Science degree from the University of California, Davis and received his MBA from W.P. Carey School of Business at Arizona State University.

Andrea Betti-Berutto has served as the Chief Technology Officer of the company since its inception in 2007 through the acquisition of the iTerra LLC assets, where he was a co-founder and served as the VP of Engineering since the inception in 2001. In iTerra LLC he led the development of analog and digital high speed ICs for the 10 Gb/s and 40Gb/s optical network, wireless application and instrumentation. Previously, Mr. Betti-Berutto worked at Fujitsu Compound Semiconductor as manager of product development for microwave and millimeter-wave IC for point-to-point and satellite communication applications, at Space Engineering S.p.A Rome, Italy, and European Space Agency R&D laboratory, Noordwijk, The Netherlands, as payload system engineer and MMIC designer. Mr. Betti-Berutto has more than 20 years of experience in the design of high speed ICs and multichip modules for microwave, millimeter-wave, and fiber optics application. He is the author of several papers in technical journals in the area of power amplifiers, high-speed ICs, and broadband design for optical network applications and received his M.Sc. degree in electrical engineering from the University of Rome “La Sapienza”.

Dr. Raluca Dinu is the Executive Vice President of Global Sales and Marketing, having been promoted to that position in August, 2015, and has more than 15 years of experience in the telecommunication industry. A visionary executive with an established track record of driving increased revenue and profitability, building and leading cross functional teams, developing and commercializing advanced technologies, Dr. Dinu joined GigOptix as the Vice President of Product Development in 2008 through the acquisition of Lumera Inc., where she served as the Vice President of the Electro-Optic Business Unit since 2007. From 2001 to 2007, Dr. Dinu served Lumera in various capacities as technology and business leader. In her current role, she leads the global marketing and sales organizations for GigOptix. She has an exceptional ability to manage and lead in rapidly changing and competitive environments while demonstrating an innate ability to achieve corporate goals within defined resources. Dr. Dinu holds more than 15 patents, obtained her B.Sc. in Optics, and Ph.D. in Physics, at the University of Bucharest in 2000 in ferroelectric thin films for random access memories, and also graduated from the Executive MBA AeA/Stanford Institute in 2007.

Joseph J. Lazzara has over 30 years of public company Board of Directors experience. He joined the GigOptix board in July, 2011 with the acquisition of Endwave where he served as a director since February 2004. From 2006 to 2008, Mr. Lazzara served as the Vice Chairman and a director of Omron Scientific Technologies, Inc. (formerly Scientific Technologies, Inc. (NASDAQ: STIZ)), a manufacturer of factory automation products acquired by Omron Corporation in 2006. Mr. Lazzara served in various executive positions with Scientific Technologies, including as the Chief Executive Officer, President and director and other positions between 1984 and 2006. He also serves as the Vice Chairman and Director of Automation Products Group, Inc., a privately held manufacturer of automation sensors. Mr. Lazzara received a B.S. in Engineering from Purdue University and an M.B.A. from Santa Clara University.

John J. Mikulsky served as President and Chief Executive Officer of Endwave Corporation from December 2009 until June 2011, when Endwave was acquired by GigOptix. From May 1996 until November 2009, Mr. Mikulsky served Endwave in a multitude of capacities including Vice President of Product Development, Vice President of Marketing and Business Development and Chief Operating Officer. Prior to Endwave, Mr. Mikulsky worked as a Technology Manager for Balazs Analytical Laboratory, from 1993 until 1996, a provider of analytical services to the semiconductor and disk drive industries. Prior to 1993, Mr. Mikulsky worked at Raychem Corporation, most recently as a Division Manager for its Electronic Systems Division. Mr. Mikulsky holds a B.S. in electrical engineering from Marquette University, an M.S. in electrical engineering from Stanford University and an S.M. in Management from the Sloan School at the Massachusetts Institute of Technology.

Neil J. Miotto joined the GigOptix Board of Directors in December, 2008. Mr. Miotto is a financial consultant and a retired assurance partner of KPMG LLP where he was a partner for twenty-seven years until his retirement in September 2006. Since his retirement from KPMG Mr. Miotto has provided high level financial consulting services to companies in need of timely accounting assistance and in serving on public company boards. He is deem to be a ‘financial expert’ under SEC and NYSE rules. While at KPMG Mr. Miotto focused on serving large public companies, primarily semiconductor companies. Among the clients he served were National Semiconductor Corporation, Fairchild Semiconductor Corp, and nVIDIA Corporation. Mr Miotto also served as an SEC reviewing partner while at KPMG. He is a member of the American Institute of Certified Public Accountants. He holds a Bachelor of Business Administration degree from Baruch College, of The City University of New York. He served on the board of directors of Micrel, Inc. prior to its acquisition in 2015.

Frank W. Schneider has over 40 years of experience in the electronics and semiconductor industries, serving on the boards and executive management teams of both privately held and publicly traded companies. He recently retired from MKS Instruments Inc., where he served as vice president and general manager and continues to provide consulting services. Previously, he served as president and CEO at both ION Systems Inc., a privately held manufacturer of electrostatic management systems, and GHz Technology Inc., a privately held manufacturer of RF power transistors that was merged into Advanced Power Technology Inc. (NASDAQ: APTI), where he served as COO of the RF products group. Additionally, he was a member of the technical advisory board of Neomagic Inc., a display controller chip company, and was a member of the board of directors of GMT Microelectronics, Inc. and Micrel, Inc. He began his career at Corning Electronics and subsequently moved to Philips Semiconductor, then known as Signetics Corporation, where he held many senior positions during his tenure. He also was a group vice president at Sharp Electronics.

Kimberly D.C. Trapp has more than 30 years of experience in the optoelectronics industry. She served as the Industry Liaison Officer for the Center of Optical Technologies at Lehigh University until her retirement in 2010. Before joining Lehigh University, she served as the Director of Marketing Operations of Agere Systems until 2002 and was responsible for business operations, customer marketing, technical product support, product engineering, and program management of Agere’s optoelectronic business and product portfolio. From 1980 until 1995, she served in the development and research organizations of AT&T Bell Laboratories and Lucent Technologies. Ms Trapp has a BS in Chemistry from Purdue University and an MS in Inorganic Chemistry from Fairleigh Dickinson University. She also has MBA from an AT&T sponsored executive program.

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

Compensation Committee

Our Compensation Committee approves, administers and interprets our named executive officer compensation and benefit policies and plans. Our Compensation Committee is appointed by our Board of Directors, and consists entirely of independent directors who are “outside directors” for purposes of Section 162(m) of the Internal Revenue Code and “non-employee directors” for purposes of Rule 16b-3 under the Exchange Act. The current members of the Compensation Committee are Mr. Mikulsky (who serves as chairperson of the committee), Ms. Trapp, Mr. Lazzara, Mr. Miotto and Mr. Schneider.

Our Compensation Committee has primary responsibility for ensuring that our executive compensation and benefit program is consistent with our compensation philosophy and is responsible for determining the executive compensation packages offered to our named executive officers. The responsibilities of the Compensation Committee, as stated in its charter, include the following:

•	Review and approve goals and objectives relevant to CEO and other named executive officer compensation, evaluate the CEO’s and other named executive officers’ performance in light of these corporate goals and objectives, and set CEO and other named executive officer compensation levels consistent with its evaluation and the company philosophy;

•	Approve the salaries, bonus and other compensation for all named executive officers;

•	Adopt, administer, amend or terminate compensation plans applicable to the employees of GigOptix and/or any of its subsidiaries, and review and make recommendations concerning long-term incentive compensation plans, including the use of stock options and other equity-based plans; and

•	Undertake all further actions and discharge all further responsibilities imposed upon the Compensation Committee from time to time by the Board, the federal securities laws or the rules and regulations of the SEC.

Our Compensation Committee plays an integral role in setting the named executive officer compensation each year. Generally, during the fourth quarter of each year and leading up to the adoption by the Board of the annual operating plan for the following year, the Compensation Committee meets to discuss recent data and current trends in executive compensation and equity ownership programs for comparable companies.  As discussed in more detail below, during such meeting, an independent compensation consultant engaged by the Compensation Committee provides a report to the Compensation Committee regarding this information about companies against which we compete for executive and technical talent. Afterwards, in the first quarter or the early part of the following year, our Compensation Committee holds a regular meeting in which our Chief Executive Officer and Chief Financial Officer review with the Compensation Committee GigOptix’s financial and business performance for the prior year and management’s business outlook and operating plan for the current year as adopted by the Board at the end of the prior year. In reviewing the prior year’s performance, the Compensation Committee compares our performance to the financial and operational goals set for such year and any management by objectives targets regarding revenues, non-GAAP gross margins, adjusted EBITDA and non-GAAP earnings per share set for such year. We use these financial measures in setting performance targets because we believe that these non-GAAP financial measures are important indicators of the ongoing operations of our business and provide better comparability between reporting periods and provide a better baseline for analyzing trends in our operations. In this meeting, the Chief Executive Officer also reviews with the Compensation Committee his assessment of the individual performance of each named executive officer, including his own performance, according to a variety of qualitative and quantitative performance criteria (including individualized performance criteria related to operational achievements pertaining to the functional area in which the named executive officer performs) and salary and bonus trends. Taking into account the information conveyed and discussed at these meetings and the recommendations of our Chief Executive Officer and the independent compensation consultant engaged by the committee, the Compensation Committee then determines:

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

Comparable Company Comparisons

Each year, the Compensation Committee reviews the named executive officer compensation programs and amounts at comparable companies. As GigOptix has grown during 2015 to cross $100 million of market capitalization and the makeup of the competitive market has evolved, the set of comparable companies has also gone through changes over the years. GigOptix’s total cash compensation packages are designed to be in the range between the median up to the 75th percentile of total target cash compensation among comparable companies for performance by comparable executives. Our equity compensation program is designed to provide a percentage ownership of GigOptix that is relatively comparable to the median percentage ownership among these comparable companies. However, the individual elements of our executive program (base salary, annual incentive compensation, equity compensation and benefits) may vary from group medians as the Compensation Committee deems appropriate. In addition, we may reduce cash compensation and award RSUs vesting over the course of the following year to make up for such cash compensation reduction. On occasion, the Compensation Committee may award special bonuses to the named executive officers.

Each year, we engage an independent outside firm which specializes in executive compensation.  During 2014 and 2015, we engaged Compensia. For this purpose, for both of those years, the Compensation Committee looked at companies with less than $120 million in annual revenues as described by the Proprietary 2014 and 2015 Executive Compensation Survey published by Compensia as well as selected peer company proxy filings. We believe those two data sources were appropriate for benchmarking executive compensation because: the companies surveyed were of similar size, both in terms of revenues and market capitalization, to GigOptix; the companies are primarily located in the same geographic market as GigOptix; GigOptix competes with many of the surveyed companies for executive and technical talent; and certain of the companies in the indices are selected independently by Compensia. We do not benchmark our executive compensation solely against companies in our industry because few of our competitors are close to our size. Most of our competitors are very large, diversified companies or very small, privately-held companies. Rather, we focus on the companies with whom we compete most vigorously for executive and technical talent. Furthermore, as our financial performance in 2015 exceeded our revenue, gross margin, and earnings guidance and targets, and our market capitalization grew significantly, we worked with Compensia to revise the set of comparable companies which are used. We believe that the peer group now being used includes competitors for talent, and that it is a better reflection of the competitor market. In addition, although this peer group has a broader revenue spread than that used in the past, we believe that GigOptix compares favorably to this group on profitability and total shareholder return.

Elements of Named Executive Officer Compensation

Our named executive officer compensation consists of base salary, annual cash and equity incentives, equity plan participation and customary broad-based employee benefits. In addition, on occasion, the Compensation Committee may award special bonuses to the named executive officers.  Consistent with our pay for performance philosophy, we believe that we can better motivate the named executive officers to enhance stockholder return if a portion of their compensation is “at risk”— that is, contingent upon the achievement of performance objectives and overall strong company performance. The mix of base salary, annual bonus opportunity based on achievement of objectives and anticipated long-term stock-based compensation incentive (in the form of appreciation in shares underlying stock options and restricted stock units) varies depending on the officer’s position and level. Long-term stock-based compensation has always been a significant component of the named executive officer compensation, as we believe that best aligns our named executive officers’ interests with that of our stockholders. An annual bonus opportunity may also form a significant component of the named executive compensation; however, as explained in more detail below, it was not a component of the named executive officer compensation paid in 2015 for 2014 financial performance.  However, the named executive officers did receive special one-time bonuses as discussed below for such 2014 financial performance.

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

Annual Cash Incentive:  Our employment contracts with our named executive officers provide them with an opportunity to receive annual cash incentive compensation consisting of the possibility of receipt of a cash bonus award, payable once per year. Any such cash bonus would be dependent, in part, upon attaining or exceeding stated corporate objectives for the prior fiscal year, including management by objectives targets regarding revenues, non-GAAP gross margins, adjusted EBITDA and non-GAAP earnings per share (“EPS”) set for such year. We use these financial measures in setting performance targets because we believe that these non-GAAP financial measures are important indicators of the ongoing operations of our business and provide better comparability between reporting periods and provide a better baseline for analyzing trends in our operations. Our goal with bonuses to our named executive officers is to reward executives in a manner that is commensurate with the level of achievement of certain financial and strategic goals that we believe, if attained, result in greater long-term stockholder value. The Board of Directors approves these financial and strategic goals and management by objective targets on an annual basis. These financial and strategic goals and management by objective targets typically have a one-year time horizon. In 2014, although we achieved the goals and targets approved by the Board and we had overall financial performance for that fiscal year which exceeded our guidance which we had given, the Board determined not to award any annual cash bonus to the named executive officers in 2015 for the performance in 2014 based upon the extent by which goals and targets were met and the value recognized by our stockholders for such financial performance. In connection with the 2015 financial performance, however, the Board of Directors determined that the objectives which we achieved far exceeded guidance and budgeted financial targets, as well as resulted in meaningful stockholder value creation as reflected in Item 5 above, and supported awards of cash incentive compensation. In recognition of our 2015 financial performance, the Board approved bonuses to be paid in 2016 in accordance with the Company’s normal payroll practices. The 2015 performance bonus was paid in January 2016.

Warrants, Stock Options and Restricted Stock Units:  We believe that stock ownership is an important factor in aligning corporate and individual goals. Therefore, we utilize stock options (prior to 2013) and, beginning in 2012, RSUs, to encourage long-term performance, with excellent corporate performance (as manifested in our common stock price) and extended officer tenure producing potentially significant value. Upon joining GigOptix, the named executive officers have received an initial stock option or RSU grant. This grant has been based on relevant industry comparisons, including data from Compensia, and was intended to be commensurate with the experience level and scope of responsibilities of the incoming executive officer. In addition, on an annual basis, the Compensation Committee, reviews with the Board the percentage ownership of GigOptix held by employees, and compares that to the employee ownership of comparable companies. The Compensation Committee uses this metric because it is easy to measure and compare to comparable companies. Based on its review, the Compensation Committee approves an annual grant and all named executive officers receive RSU grants. Additionally, we may award RSUs as special bonuses to the named executive officers. No stock options were granted in 2014 and 2015. All RSU grants for named executive officers are approved by the Compensation Committee.

Special Bonuses:  On occasion, the Compensation Committee may award special bonuses (cash or RSUs) to the named executive officers. As disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2015, in recognition of our 2014 financial performance that achieved the goals and targets approved by the Board for such year, the Compensation Committee on March 26, 2015 approved special one-time cash bonuses for the named executive officers as identified in that Current Report. In addition, as disclosed in our Current Report on Form 8-K filed with the SEC on November 19, 2015, in connection with the completion of recent transactions, including the acquisition of GigOptix-Terasquare-Korea (GTK) Co., Ltd., in Seoul, Korea, our follow-on public offering, and our stellar financial performance over the past several quarters and resulting total stockholder return, the Compensation Committee on November 19, 2015 approved special one-time cash bonuses and awards of RSUs vesting in eight quarterly installments beginning on February 1, 2016 and ending on November 1, 2017 for the named executive officers as identified in that Current Report.

Other Benefits:  Named executive officers are eligible to participate in all of our employee benefit plans, such as medical, dental, group life, disability, and accidental death and dismemberment insurance and our 401(k) plan. During 2014 and 2015, we made group life insurance payments as reflected in the Summary Compensation Table below. We do not maintain any pension plan, retirement benefit or deferred compensation arrangements other than our 401(k) plan.

The table below sets forth the compensation earned by our Chief Executive Officer and our three other most highly compensated executive officers for the fiscal years ended December 31, 2015 and 2014 whose compensation exceeded $100,000. These individuals are collectively referred to as our named executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Severance	RSU's(1)	Option	All Other	Total
						Awards(1)	Compensation
						(a)
Dr. Avi Katz	2015	$438,000	$688,612	$-	$2,367,045	$-	$3,965	$3,497,622
Chairman of the Board of Directors, Chief Executive Officer and President	2014	$409,500	$475,000	$-	$666,600	$-	$1,988	$1,553,088
Andrea Betti-Berutto	2015	$255,000	$22,339	$-	$126,450	$-	$764	$404,553
Senior Vice President and Chief Technical Officer	2014	$254,100	$45,000	$-	$162,525	$-	$517	$462,142
Dr. Raluca Dinu	2015	$280,000	$231,471	$-	$539,558	$-	$278	$1,051,307
Executive Vice President of Global Sales & Marketing	2014	$227,057	$70,000	$-	$86,130	$-	$187	$383,374

(1)	The amounts in column (a) represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 6-Stockholders’ Equity, to our audited financial statements for the fiscal year ended December 31, 2015 and 2014 included in this Form 10-K.

Narrative Disclosure to Summary Compensation Table

The Summary Compensation Table sets forth the aggregate compensation earned by each of our named executive officers in 2015 and 2014.

The components of executive compensation consist of base salary, annual and special bonus incentives, equity plan participation and customary broad-based employee benefits, as set forth in more detail above. Annual cash and/or stock-based compensation bonuses are awarded in the discretion of the Compensation Committee of the Board of Directors after a review and evaluation of each executive officer’s performance during the year and, as discussed above, take into consideration the attainment of stated corporate and personal performance objectives. Beginning in 2013, equity grants generally consist of restricted stock units and are intended to serve respectively as long-term compensation and short-term awards in lieu of higher cash payouts. On occasion, the Compensation Committee may also authorize special compensation awards in the form of cash and/or equity grants to recognize extraordinary efforts or results.

Equity awards such as options and restricted stock units are generally granted pursuant to the GigOptix, Inc. 2008 Equity Incentive Plan.  Option grants to our executive officers generally vest as to 25% of the underlying award on the one-year anniversary of the grant date and monthly thereafter for a period of three years.  However, certain option grants to our executive officers vest in accordance with certain performance goals being achieved, as discussed in more detail below in the vesting schedules for such option grant.   In the case of stock options, the exercise price is set at 100% of the fair market value of the underlying common stock on the date of grant.  Restricted stock unit grants generally vest quarterly over the period between one and four years.  Upon vesting, a restricted stock unit is converted to an actual share of stock.

We have entered into an employment agreement with each of our executive officers, which governs the terms of employment as well as provides for certain payments upon termination of employment. The employment agreements for the named executive officers are discussed in more detail below under the caption “Employment Arrangements with Named Executive Officers.”

Outstanding Equity Awards at December 31, 2015

	Option Awards
Name and Principal Position	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Exercise Price ($)	Option Expiration Date	Number of Securities Underlying Unvested Restricted Stock Units (#) Unvested
Dr. Avi Katz	8/1/07	166,606	-	$0.73	8/1/17
Chairman of the Board of Directors, Chief Executive Officer and President	12/17/08	581,338	-	$1.10	12/17/18
	3/19/09	77,764	-	$0.95	3/19/19
	11/9/09	130,000	-	$3.50	11/9/19
	3/17/10	324,100	-	$1.95	3/17/20
	10/27/10	348,345	-	$2.40	10/27/20
	2/3/11	405,364	-	$2.50	2/3/21
	6/17/11	424,212	-	$2.65	6/17/21
	3/27/12	503,906	33,594	$2.70	3/27/22
	8/1/13	-	-	$-	N/A	48,300
	2/7/14	-	-	$-	N/A	196,250
	3/26/15	-	-	$-	N/A	619,231
	11/19/15	-	-	$-	N/A	535,000
Andrea Betti-Berutto	8/1/07	112,612	-	$0.73	8/1/17
Senior Vice President and Chief Technology Officer	12/17/08	238,913	-	$1.10	12/17/18
	3/19/09	36,025	-	$0.95	3/19/19
	11/9/09	38,011	-	$3.50	11/9/19
	3/17/10	101,500	-	$1.95	3/17/20
	10/27/10	139,554	-	$2.40	10/27/20
	2/3/11	141,287	-	$2.50	2/3/21
	6/17/11	87,713	-	$2.65	6/17/21
	3/27/12	188,965	12,598	$2.70	3/27/22
	8/1/13	-	-	$-	N/A	18,113
	2/7/14	-	-	$-	N/A	47,500
	3/26/15	-	-	$-	N/A	50,000
	11/19/15	-	-	$-	N/A	20,000
Dr. Raluca Dinu	4/13/06	5,000	-	$30.56	4/13/16
Executive Vice President of Global Sales & Marketing	3/1/07	7,499	-	$34.24	3/1/17
	3/4/08	9,375	-	$18.16	3/4/18
	12/17/08	39,733	-	$1.10	12/17/18
	3/19/09	6,598	-	$0.95	3/19/19
	11/9/09	6,962	-	$3.50	11/9/19
	3/17/10	69,000	-	$1.95	3/17/20
	10/27/10	42,020	-	$2.40	10/27/20
	2/3/11	51,435	-	$2.50	2/3/21
	6/17/11	27,300	-	$2.65	6/17/21
	3/27/12	98,513	6,568	$2.70	3/27/22
	5/1/13	25,379	13,891	$-	N/A
	2/10/14	-	-	$-	N/A	25,000
	3/26/15	-	-	$-	N/A	216,346
	11/19/15	-	-	$-	N/A	100,000

Grant Date	Vesting Schedule for Dr. Katz

11/19/15	The grant of 535,000 restricted stock units with one eighth of the total award vesting on the following dates - 2/1/16, 5/1/2016, 8/1/2016, 11/1/2016, 2/1/17, 5/1/2017, 8/1/2017 and 11/1/2017.

3/26/15
The grant of 619,231 restricted stock units will vest as to 25% of the underlying award on 5/1/16, and one twelfth of the remaining award vesting on August 1, November 1, February 1 and May 1 over the next twelve quarters thereafter, with the last vesting date occurring on May 1, 2019.

3/26/15	The grant of 307,125 restricted stock units with one third of the total award vesting on the following dates - 5/1/2015, 8/1/2015 and 11/1/2015.

2/7/14	The grant of 90,000 restricted stock units with one fourth of the total award vesting on the following dates - 5/1/2014, 8/1/2014, 11/1/2014 and 2/1/2015.

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

Grant Date	Vesting Schedule for Mr. Betti-Berutto

11/19/15	The grant of 20,000 restricted stock units with one eighth of the total award vesting on the following dates - 2/1/16, 5/1/2016, 8/1/2016, 11/1/2016, 2/1/17, 5/1/2017, 8/1/2017 and 11/1/2017.

3/26/15
The grant of 50,000 restricted stock units will vest as to 25% of the underlying award on 5/1/16, and one twelfth of the remaining award vesting on August 1, November 1, February 1 and May 1 over the next twelve quarters thereafter, with the last vesting date occurring on May 1, 2019.

3/26/15	The grant of 15,000 restricted stock units with one third of the total award vesting on the following dates - 5/1/2015, 8/1/2015 and 11/1/2015.

2/7/14	The grant of 22,500 restricted stock units with one fourth of the the total award vesting on the following dates - 5/1/2014, 8/1/2014, 11/1/2014 and 2/1/2015.

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

Grant Date	Vesting Schedule for Dr. Raluca Dinu

11/19/15	The grant of 100,000 restricted stock units with one eighth of the total award vesting on the following dates - 2/1/16, 5/1/2016, 8/1/2016, 11/1/2016, 2/1/17, 5/1/2017, 8/1/2017 and 11/1/2017.

3/26/15
The grant of 216,346 restricted stock units will vest as to 25% of the underlying award on 5/1/16, and one twelfth of the remaining award vesting on August 1, November 1, February 1 and May 1 over the next twelve quarters thereafter, with the last vesting date occurring on May 1, 2019.

3/26/15	The grant of 34,500 restricted stock units with one third of the total award vesting on the following dates - 5/1/2015, 8/1/2015 and 11/1/2015.

2/10/14	The grant of 40,000 restricted stock units with one fourth of the the total award vesting on the following dates - 5/1/2014, 8/1/2014, 11/1/2014 and 2/1/2015.

2/10/14
The grant of 39,270 restricted stock units will vest as to 25% of the underlying award on 2/1/15, and one twelfth of the remaining award vesting on May 1, August 1, November 1 and February 1 over the next twelve quarters thereafter, with the last vesting date occurring on Feb. 1, 2018.

5/1/13	The grant of 43,721 restricted stock units vested as to 25% of the underlying award on the following dates 5/10/2013, 8/10/2013, 11/09/2013, and 3/1/2014.

5/1/13	The grant of 39,270 stock options vested as to 25% of the underlying award on the first anniversary of the grant date and as to 1/36 of the underlying award every month thereafter for three years.

3/27/12	The grant of 17,283 restricted stock units vested as to 25% of the underlying award on the following dates 5/10/2012, 8/10/2012, 11/09/2012, and 3/1/2013.

3/27/12	The grant of 105,081 stock options vested as to 25% of the underlying award on the first anniversary of the grant date and as to 1/36 of the underlying award every month thereafter for three years.

6/17/11
The grant of 27,297  stock options will be vested as to 25% of the underlying award on the first anniversary of the grant date and as to 1/36 of the underlying award every month thereafter for three years.

2/3/11	The grant of 51,435 stock options vested as to 25% of the underlying award on the first anniversary of the grant date and as to 1/36 of the underlying award every month thereafter for three years.

10/27/10	The grant of 42,020 stock options.

3/17/10	In total Dr. Dinu was granted 100,000 options on 3/17/10.

11/9/09	The grant of 6,962 stock options vested as to 25% of the underlying award on the one year anniversary of the grant date and as to 1/36 of the underlying award every month thereafter for three years.

3/19/09	The grant of 6,598 stock options vested as to 25% of the underlying award on the one year anniversary of the grant date and as to 1/36 of the underlying award every month thereafter for three years.

12/17/08	The grant of 39,733 stock options vested as to 25% of the underlying award on the one year anniversary of the grant date and as to 1/36 of the underlying award every month thereafter for three years.

3/4/08	The grant of 9,375 stock options vested as to 25% of the underlying award on the one year anniversary of the grant date and as to 1/36 of the underlying award every month thereafter for three years.

3/1/07	The grant of 7,499 stock options vested as to 25% of the underlying award on the one year anniversary of the grant date and as to 1/36 of the underlying award every month thereafter for three years.

4/13/06	The grant of 5,000 stock options vested as to 25% of the underlying award on the one year anniversary of the grant date and as to 1/36 of the underlying award every month thereafter for three years.

3/23/05	The grant of 2,000 stock options vested as to 25% of the underlying award on the one year anniversary of the grant date and as to 1/36 of the underlying award every month thereafter for three years.

Employment Arrangements with Named Executive Officers

We do not have deferred compensation plans, pension plans or other similar arrangements or plans for our executive officers, except a tax-qualified 401(k) Plan, which is available generally to all of our employees.

On December 17, 2014, the Compensation Committee, approved an amendment and restatement to the Employment Agreement of Dr. Katz, our Chief Executive Officer, which otherwise would have expired on December 31, 2014 (the “Amended Employment Agreement”). Under the Amended Employment Agreement, Dr. Katz received a base salary of $438,000 per year commencing in 2015, which was an increase from Dr. Katz’s base salary of $409,500 per year which Dr. Katz was receiving since restoration of that amount in 2013. This increase represents the standard industry annual increase of 4% and in addition, an amount of $12,000 in lieu of the annual life insurance policy amount that was authorized as part of the prior Employment Agreement, and which under the terms of the Amended Employment Agreement is no longer being purchased or paid for by the Company. As described in the Current Report on Form 8-K with the SEC on January 7, 2016, Dr. Katz’s base salary has been increased to $468,660 in 2016. As in the prior Employment Agreement, the Amended Employment Agreement also establishes bonuses and eligibility for health benefits, among other provisions, and provides that Dr. Katz is entitled to certain compensation amounts in the event of his departure from the Company associated with a Change of Control (as such term is defined in the Amended Employment Agreement). In such situation, he would be entitled to receive a pro-rated annual bonus plus an amount equal to three years of his then existing annual base salary and three years of his average bonus for the prior two fiscal years, which includes both any annual bonus and any special achievement bonus paid in the prior two fiscal years, the vesting of all outstanding, unvested awards and a potential tax equalization payment or gross-up payment which would place Dr. Katz in the same after-tax postion as if any excise tax penalty did not apply. In addition, the Amended Employment Agreement similarly provides that Dr. Katz would be entitled to receive such compensation if his employment with the Company is terminated without “cause” or he resigns for “good reason” (as those terms are defined in the Amended Employment Agreement) in the absence of a change of control transaction, with six months of his annual base salary being paid and then the remainder being paid in a lump sum.

On August 3, 2015, the Compensation Committee approved and entered into a Third Amended and Restated Employment Agreement (the “Dinu Employment Agreement”) with Dr. Raluca Dinu, amending the prior Second Amended and Restated Employment Agreement with Dr. Dinu filed as Exhibit 10.32 to the Annual Report on Form 10-K with the SEC on March 17, 2015 (the “Prior Employment Agreement”). The Prior Employment Agreement established Dr. Dinu’s base salary, which is subject to annual review by the Compensation Committee, as well as her eligibility to receive an annual performance bonus under such executive incentive plan as is applicable to our executives generally, with target bonus and performance metrics to be determined by the Board or the Compensation Committee. The Compensation Committee also promoted Dr. Dinu, as reflected in the Dinu Employment Agreement, from Senior Vice President of Global Sales and Marketing, to Executive Vice President of Global Sales and Marketing. Consistent with the promotion, the Dinu Employment Agreement has been amended to provide for the severance which Dr. Dinu is entitled to receive in the event that her employment with the Company is terminated without “cause” or she resigns for “good reason” (as those terms are defined the Dinu Employment Agreement), and the amount that will be paid to her estate in the event of her death. The Dinu Employment Agreement provides that in the event of Dr. Dinu’s death during the term of her employment, Dr. Dinu’s estate will receive one-twelfth of her base salary then in effect for twelve months, rather than six months as was provided under the Prior Employment Agreement. In addition, the amendment to her employment terms provided by the Dinu Employment Agreement provides that Dr. Dinu would be entitled to receive a pro-rated annual bonus plus severance in installments over a six month period in an amount of up to six months of her respective annual base salary then in effect and a lump sum payment equal to six months of her respective annual base salary following the initial six month period, provided that the Company terminates her employment without “cause” or she resigned for “good reason” and there has been no Change of Control (as such term is defined in the Dinu Employment Agreement). In the event that such termination or resignation occurs within twelve months following a Change of Control, then Dr. Dinu will be entitled to a pro-rated annual bonus plus lump sum severance in an amount equal to twelve months of her respective annual base salary plus the average of her annual bonuses from the prior two years. These provisions were amended in order to align Dr. Dinu’s severance terms with the severance terms provided to the other commensurate-level executive officer of the Company, as described in the Current Report on Form 8-K with the SEC on March 28, 2012.

On March 27, 2012 and August 10, 2012 the Board of Directors, upon recommendation of the Compensation Committee, approved an amendment to the Employment Agreement of Mr. Betti-Berutto, our Chief Technical Officer. The agreement establishes his annual salary, bonuses and eligibility for health benefits, among other provisions and clarifies the severance which he is entitled to receive in the event that his employment with the Company is terminated without “cause” or resigns for “good reason” (as those terms are defined in his Employment Agreement). Mr. Betti-Berutto would be entitled to receive a pro-rated annual bonus plus severance in installments over a six month period, in an amount of up to six months of his respective annual base salary then in effect and a lump sum payment equal to six months of his respective annual base salary following the initial six month period plus the vesting of all outstanding, unvested awards. In the event that such termination occurs within twelve months following a Change of Control (as such term is defined in his Employment Agreement), then Mr. Betti-Berutto will be entitled to a pro-rated annual bonus plus lump sum severance amount equal to one year worth of his respective annual base salary plus average annual bonuses, the vesting of all outstanding, unvested awards and a potential tax equalization payment or gross-up payment which would place him in the same after-tax position as if any excise tax penalty did not apply.

The GigOptix, Inc. 2008 Equity Incentive Plan contains certain provisions for change in control transactions. In the event of a Covered Transaction (as defined in the plan), the outstanding awards must either be assumed or substituted by the successor company or will be fully accelerated prior to the closing of the Covered Transaction.

Director Compensation

The following table sets forth the compensation earned for services performed for us as a director by each member of our Board of Directors, other than any directors who are also our named executive officers, during the fiscal year ended December 31, 2015.

	2015 Director Compensation Table

	Fees Earned or Paid in Cash	Restricted Stock Units	Total
Name
Frank Schneider	$21,750	$132,797	$154,547
John J. Mikulsky	$20,750	$127,342	$148,092
Joseph J. Lazzara	$20,750	$127,342	$148,092
Kimberly D.C. Trapp	$27,595	$144,328	$171,923
Neil J. Miotto	$24,750	$149,783	$174,533

As of December 31, 2015, each current director, other than directors who are also our named executive officers, held the following outstanding options and restricted stock unit awards:

Name	Aggregate Number of Shares Underlying Stock Options (#)	Aggregate Number of Shares Underlying Restricted Stock Units (#)
Frank Schneider	167,500	37,244
John J. Mikulsky	65,000	35,611
Joseph J. Lazzara	65,000	35,611
Kimberly D.C. Trapp	195,776	35,611
Neil J. Miotto	216,100	37,244

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our common stock as of February 26, 2016 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our named or current executive officers and directors; and

•	all of our current executive officers and current directors, as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.  Applicable percentages are based on 44,811,907 shares of our common stock outstanding as of February 26, 2016, adjusted as required by such rules. As provided by such rules, shares of our common stock issuable pursuant to options to purchase or other rights to acquire shares of common stock that are exercisable within 60 days of February 26, 2016 are deemed to be both beneficially owned by the person holding such options and outstanding for the purpose of computing ownership of such person, but are not treated as outstanding for the purpose of computing the ownership of any other person. Except as indicated by footnote, to our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The information contained in the following table is not necessarily indicative of beneficial ownership for any other purpose and the inclusion of any shares in the table does not constitute an admission of beneficial ownership of those shares.

	Beneficial Ownership of Our Common Stock as of February 26, 2016 Common Stock (1)
5% Stockholders	Shares	Percent of Class
Fred Brenner (2)	2,315,853	5.2%
Unterberg Capital, LLC (3)	2,306,782	5.1%
Named Executive Officers and Directors
Dr. Avi Katz (4) (5)	3,347,292	7.0%
Andrea Betti-Berutto (4)	1,196,480	2.6%
Darren Ma (4)	50,402	*
Dr. Raluca Dinu (4)	441,972	*
Neil J. Miotto (4)	392,585	*
Frank Schneider (4) (6)	335,765	*
Kimberly D.C. Trapp (4)	273,012	*
John J. Mikulsky (4)	245,191	*
Joseph J. Lazzara (4) (7)	223,879	*
All current directors and executive officers 9 persons	6,506,578	13.0%

*	Represents less than 1% of our outstanding common stock.
(1)	Unless otherwise indicated, each person’s address is c/o GigOptix, Inc., 130 Baytech Drive, San Jose, California 95134.
(2)	The information as to Fred Brenner is derived from a Schedule 13G filed with the SEC on February 03, 2016. The principal business address is 77 Middle Road Apt. 355, Bryn Mawr, Pennsylvania 19010.
(3)	The information as to Unterberg Capital, LLC. is derived from a Schedule 13G filed with the SEC on January 14, 2016. The principal business address is 445 Park Avenue, Room 901, New York, NY 10022.
(4)	Includes options to purchase shares of common stock exercisable within 60 days of February 26, 2016 as follows: 2,995,229 for Dr. Katz, 1,101,378 for Mr. Betti-Berutto, 398,658 for Dr. Dinu, 216,100 for Mr. Miotto, 195,776 for Ms. Trapp, 167,500 for Mr. Schneider, 65,000 for Mr. Mikulsky, and 65,000 for Mr. Lazzara.
(5)	Dr. Katz exceeded 5% beneficial ownership of our common stock on August 18, 2011, as initially reported in his Schedule 13D filed on August 19, 2011, as most recently amended in his Schedule 13D/A Amendment No. 8 filed on August 28, 2015.
(6)	Includes 168,265 shares held in the Schneider Family Trust.
(7)	Includes 82,525 shares held in the Joseph and Nancy Lazzara Family Trust.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

The following table sets forth the aggregate fees billed or to be billed by Burr Pilger Mayer, Inc. for auditing and other services provided to GigOptix for the fiscal year 2015 and 2014.

	Burr Pilger Mayer, Inc.
	2015	2014
Audit Fees (1)	$412,717	$279,646
Audit-Related Fees (2)	$14,220	$13,220
Tax Fees (3)	$-	$-

(1)	Audit fees include fees for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in our Forms 10-Q and other services normally provided by accountants in connection with statutory and regulatory filings or engagements for those fiscal years.
(2)	Audit-related fees include fees for professional services rendered by Burr Pilger Mayer, Inc. related to the audit of the GigOptix 401(k) Plan.
(3)	Fees for tax services relate to tax return preparation and other compliance services.

In considering the nature of the services provided by Burr Pilger Mayer, Inc., as our independent registered public accounting firm, the Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with the independent registered public accounting firm and our management to determine that they are permitted under the rules and regulations concerning auditors’ independence promulgated by the Securities and Exchange Commission, as well as the American Institute of Certified Public Accountants.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee pre-approves all audit services and all permitted non-audit services by the independent registered public accounting firm. The Audit Committee evaluates whether our use of the independent registered public accounting firm for permitted non-audit services is compatible with maintaining the independence of the independent registered public accounting firm. The Audit Committee’s policies prohibit us from engaging the independent registered public accounting firm to provide any services relating to bookkeeping or other services related to accounting records or financial statements, financial information systems design and implementation, appraisal or valuation services, fairness opinions or contribution-in-kind reports, actuarial services, or internal audit outsourcing services unless it is reasonable to conclude that the results of these services will not be subject to audit procedures. The Audit Committee’s policies prohibit us from engaging the independent registered public accounting firm to provide any services relating to any management function, expert services not related to the audit, legal services, broker-dealer, investment adviser, or investment banking services or human resource consulting. The Audit Committee approved in advance all fees for services provided by our independent registered public accounting firm, Burr Pilger Mayer, Inc., for the years ended December 31, 2015 and 2014 and has concluded that the provision of these services is compatible with the accountants’ independence.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a) Documents filed as part of the report

(1) Financial Statements

Consolidated Balance Sheets – December 31, 2015 and 2014

Consolidated Statement of Operations – Years Ended December 31, 2015 and 2014

Consolidated Statements of Comprehensive Loss – Years Ended December 31, 2015 and 2014

Consolidated Statements of Stockholders’ Equity– Years Ended December 31, 2015 and 2014

Consolidated Statements of Cash Flows for the Years Ended December 31, 2015 and 2014

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
Dr. Avi S. Katz, Chief Executive Officer and Chairman of the Board

Date: March 14, 2016

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Dr. Avishay S. Katz, as his true and lawful attorney-in-fact and agent, with power to act with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorney and agent may deem necessary or desirable to enable the registrant to comply with the U.S. Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission thereunder in connection with the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “Annual Report”), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his capacity as a director or officer of the registrant, to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorney and agent shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/S/ DR. AVI S. KATZ	Chief Executive Officer and Chairman of the Board	March 14, 2016
Dr. Avi S. Katz	(Principal Executive Officer)

/S/ DARREN MA	Vice President and Chief Financial Officer	March 14, 2016
Darren Ma	(Principal Financial Officer and Principal Accounting Officer)

/S/ JOSEPH J. LAZZARA	Director	March 14, 2016
Joseph J. Lazzara

/S/ JOHN J. MIKULSKY	Director	March 14, 2016
John J. Mikulsky

/S/ NEIL J. MIOTTO	Director	March 14, 2016
Neil J. Miotto

/S/ FRANK SCHNEIDER	Director	March 14, 2016
Frank Schneider

/S/ KIMBERLY D.C. TRAPP	Director	March 14, 2016
Kimberly D.C. Trapp

EXHIBIT INDEX

Exhibit Number	Description

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

4.4
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

10.3	2004 Equity Incentive Plan of Lumera Corporation. Filed previously with Amendment No. 1 to Lumera Corporation’s Registration Statement on Form S-1 filed on June 24, 2004.

10.4	2007 GigOptix LLC Equity Incentive Plan. Filed previously with the Registrant’s Registration Statement on Form S-4 filed on September 8, 2008, SEC File No. 333-153362.

10.5	Amendment to 2000 Stock Option Plan of Lumera Corporation. Filed previously with Amendment No. 1 to Lumera Corporation’s Registration Statement on Form S-1 filed on June 24, 2004.

10.6	Form of Employment Agreement to be entered into between the Company and its executive officers. Filed previously with the Registrant’s 8-K filed on February 11, 2009.

10.7	Form of Incentive Stock Option Award Agreement. Filed previously with the Registrant’s Current Report on Form 8-K filed on March 17, 2009.

10.8	Form of Nonstatutory Stock Option Award Agreement. Filed previously with the Registrant’s Current Report on Form 8-K filed on March 17, 2009.

10.9
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

10.10	Form of Indemnification Agreement. Filed previously with the Registrant’s Current Report on Form 8-K filed on June 21, 2011.

10.11	Agreement between Mr. Judson and GigOptix, Inc., dated as of November 21, 2011. Filed previously with the Registrant’s Current Report on Form 8-K filed on November 28, 2011.

10.12	Form of Amendment of Award for Directors, dated as of March 27, 2012. Filed previously with the Registrant’s Current Report on Form 8-K filed March 28, 2012.

10.13	Form of Restricted Stock Units Notice of Grant and Agreement. Filed previously with the Registrant’s Current Report on Form 8-K filed March 28, 2012.

10.14
Amended and Restated Employment Agreement by and between GigOptix, Inc. and Andrea Betti-Berutto, dated as of August 10, 2012.  Filed previously with the Registrant’s Current Report on Form 8-K filed August 15, 2012.

10.15
Second Amended and Restated Loan and Security Agreement dated March 25, 2013, between GigOptix, Inc., ChipX, Incorporated, Endwave Corporation and Silicon Valley Bank.  Filed previously with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013, filed May 14, 2013.

10.16
First Amendment to the Articles of Association of BrPhotonics Produtos Optoeletrônicos LTDA. Filed previously with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2014, filed May 9, 2014.

10.17
Joint Venture and Quotaholders Agreement dated February 10, 2014, by and among GigOptix, Inc., Fundação CPqD – Centro De Pesquisa e Desenvolvimento em Telecomunicações (CPqD), and BrPhotonics Produtos Optoeletrônicos LTDA. Filed previously with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2014, filed May 9, 2014.

10.18	Employment Agreement dated as of December 17, 2014, by and between GigOptix, Inc. and Darren Ma. Filed previously with the Registrant’s Current Report on Form 8-K filed December 23, 2014.

10.19
Third Amended and Restated Employment Agreement dated as of December 17, 2014, by and between GigOptix, Inc. and Dr. Avi Katz. Filed previously with the Registrant’s Current Report on Form 8-K filed December 23, 2014.

10.20
Third Amended and Restated Employment Agreement dated as of August 3, 2015, by and between GigOptix, Inc., and Dr. Raluca Dinu. Filed previously with the Registrant’s Current Report on Form 8-K filed on August 7, 2015.

10.21
Lease Agreement, dated April 17, 2007 by and between Keith C. Estes & Traci A. Estes, The Estes Family Trust and Tahoe RF Semiconductor, Inc. for facilities located at 12834 Earhart Avenue, Auburn, Washington. Filed previously with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed on March 17, 2015.

10.22
Amendment to Lease Agreement dated November 14, 2012, by and between Keith C. Estes & Traci A. Estes, The Estes Family Trust and Tahoe RF Semiconductor, Inc. for facilities located at 12834 Earhart Avenue, Auburn, Washington. Filed previously with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed on March 17, 2015.

10.23
Transfer of Lease Agreement, dated April 17, 2007, and Amendment to Lease Agreement, November 14, 2012 by and between Keith C. Estes & Traci A. Estes, The Estes Family Trust and Tahoe RF Semiconductor to GigOptix, Inc. for facilities located at 12834 Earhart Avenue, Auburn, Washington. Filed previously with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed on March 17, 2015.

10.24
First Amendment to Second Amended and Restated Loan and Security Agreement, dated as of March 9, 2015.  Filed previously with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2015, filed on May 7, 2015.

10.25
Century Park Standard Form Lease Agreement, by and between GigOptix, Inc. and Keith C. Traci A. Estes Trust, dated as of April 3, 2015.  Filed previously with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2015, filed on May 7, 2015.

10.26	Second Amendment to Second Amended and Restated Loan and Security Agreement, dated as of May 15, 2015. Filed previously with the Registrant’s Current Report on Form 8-K filed on May 18, 2015.

10.27
Underwriting Agreement, by and between GigOptix, Inc., Avi Katz, Andrea Betti-Berutto and John Mikulsky, Cowen and Company, LLC and Roth Capital Partners, LLC, dated August 21, 2015.  Filed previously with the Registrant’s Current Report on Form 8-K, filed on August 21, 2015.

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