Form 10-Q
period 2016-03-27
GigPeak, Inc.
filed 2016-05-06
CIK 1432150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2016

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

Commission file number: 001-35520

GIGPEAK, INC.
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

The number of shares of Common Stock outstanding as of April 29, 2016, the most recent practicable date prior to the filing of this Quarterly Report on Form 10-Q, was 53,680,127 shares.

PART I
FINANCIAL INFORMATION
GIGPEAK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 27,	December 31,
	2016	2015
ASSETS	(Unaudited)	(1)
Current assets:
Cash and cash equivalents	$36,827	$30,245
Accounts receivable, net	9,039	10,596
Inventories	6,971	6,880
Prepaid and other current assets	788	580
Total current assets	53,625	48,301
Property and equipment, net	2,919	3,133
Intangible assets, net	4,210	4,530
Goodwill	12,565	12,565
Restricted cash	244	330
Other assets	1,457	251
Total assets	$75,020	$69,110

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,866	$3,659
Accrued compensation	1,576	1,782
Other current liabilities	2,296	2,219
Total current liabilities	7,738	7,660
Pension liabilities	354	349
Other long term liabilities	911	912
Total liabilities	9,003	8,921
Commitments and contingencies (Note 11)

Redeemable common stock, $0.001 par value; 1,754,385 shares issued and outstanding as of March 27, 2016	4,700	-

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of March 27, 2016 and December 31, 2015, respectively	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 45,533,389 and 45,221,397 shares issued and outstanding as of March 27, 2016 and December 31, 2015, respectively	46	45
Additional paid-in capital	164,203	163,036
Treasury stock, at cost; 701,754 shares as of March 27, 2016 and December 31, 2015, respectively	(2,209)	(2,209)
Accumulated other comprehensive income	344	332
Accumulated deficit	(101,067)	(101,015)
Total stockholders’ equity	61,317	60,189
Total liabilities, redeemable common stock and stockholders’ equity	$75,020	$69,110

See accompanying Notes to Condensed Consolidated Financial Statements

(1)	The condensed consolidated balance sheet as of December 31, 2015 has been derived from the audited consolidated financial statements as of that date.

GIGPEAK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 27, 2016	March 29, 2015
Total revenue	$11,362	$9,060
Total cost of revenue	3,683	3,667
Gross profit	7,679	5,393
Operating expenses
Research and development expense	3,525	3,248
Selling, general and administrative expense	4,162	2,770
Total operating expenses	7,687	6,018
Loss from operations	(8)	(625)
Interest expense, net	-	(3)
Other income, net	(4)	1
Loss before provision for income taxes	(12)	(627)
Provision for income taxes	40	9
Net loss	$(52)	$(636)

Net loss per share—basic and diluted	$(0.00)	$(0.02)

Weighted average number of shares used in basic and diluted net loss per share calculations	44,789	32,525

See accompanying Notes to Condensed Consolidated Financial Statements

GIGPEAK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended
	March 27, 2016	March 29, 2015
Net loss	$(52)	$(636)
Other comprehensive income, net of tax
Foreign currency translation adjustment	12	20
Other comprehensive income, net of tax	12	20
Comprehensive loss	$(40)	$(616)

See accompanying Notes to Condensed Consolidated Financial Statements

GIGPEAK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 27,	March 29,
	2016	2015
Cash flows from operating activities:
Net loss	$(52)	$(636)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	963	890
Stock-based compensation	1,285	889
Change in fair value of warrants	(9)	(1)
Provision for doubtful accounts	(8)	(4)
Changes in operating assets and liabilities:
Accounts receivable	1,565	(295)
Inventories	(91)	(839)
Prepaid and other current assets	(512)	(557)
Other assets	(5)	(7)
Accounts payable	533	278
Accrued compensation	(206)	539
Other current liabilities	30	(663)
Other long-term liabilities	-	79
Net cash provided by (used in) operating activities	3,493	(327)
Cash flows from investing activities:
Investment in private company	(1,200)	-
Purchases of property and equipment	(694)	(416)
Change in restricted cash	86	-
Net cash used in investing activities	(1,808)	(416)
Cash flows from financing activities:
Proceeds from offering of stock, net of issuance costs	5,000	-
Proceeds from issuance of stock	278	28
Taxes paid related to net share settlement of equity awards	(395)	(90)
Repayment of capital lease	(1)	(1)
Net cash provided by (used in) financing activities	4,882	(63)
Effect of exchange rates on cash and cash equivalents	15	32
Net increase (decrease) in cash and cash equivalents	6,582	(774)
Cash and cash equivalents at beginning of period	30,245	18,438
Cash and cash equivalents at end of period	$36,827	$17,664
Supplemental disclosure of cash flow information
Interest paid	$7	$4
Taxes paid	$64	$-
Property and equipment acquired with accounts payable	$48	$289
Offering costs included in accounts payable and other current liabilities	$300	$-

See accompanying Notes to Condensed Consolidated Financial Statements

GIGPEAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

Organization

GigPeak Inc. (formerly GigOptix, Inc.) (“GigPeak” or the “Company”) is a leading innovator of semiconductor integrated circuits (“ICs”) and software solutions for high-speed connectivity and high-quality video compression over the network and the Cloud. The Company’s focus is to develop and deliver products that enable lower power consumption and faster data connectivity, more efficient use of network infrastructure and broader connectivity to the Cloud, and reduce the total cost of ownership of existing network pipes from the core to the end user. GigPeak addresses both the speed of data transmission and the amount of bandwidth the data consumes within the network, and provides solutions that increase the efficiency of various cloud-connected applications, such as the Internet-of-Things (“IoT”), leveraging its strength in high-speed connectivity and, with the highest quality video compression assets that were acquired through the acquisition (the “Merger”) of Magnum Semiconductor, Inc. (“Magnum”) during the Company’s second fiscal quarter on April 5, 2016. The extended product portfolio provides more flexibility to support changing market requirements and customer’s dynamic road-maps, by way of using ICs and monolithic microwave integrated circuits (“MMICs”), and through full software programmability and cost efficient custom application specific integrated circuit (“ASICs”).

The Company develops semiconductor ICs and software solutions for high-speed connectivity and high-quality video compression over the enterprise network and the Cloud. With its product focus, the Company attempts to reduce the total cost of ownership of existing network pipes, from the core of the network to the end user appliances and terminals.

GigPeak addresses both the speed of data transmission and the amount of bandwidth the data consumes within the network, which are the two major data streaming bottlenecks, while also the future enabler factors, to maintain network efficiency. As such, the Company’s products also naturally provide solutions that increase the efficiency of IoT and other Cloud-connected applications. GigPeak’s solutions leverage its industry-recognized strength in high-speed connectivity delivered through the GigOptix brand-name product line, and as of the second fiscal quarter of 2016, the highest quality video compression delivered through the industry-recognized Magnum brand.

The recently extended GigPeak product portfolio provides flexibility to better support on-going changes in the connectivity that customers and markets require by deploying a wide tool-box of solutions from various kinds of semiconductor materials, integrated circuits and Multi-Chip-Modules (“MCMs), through cost-effective ASICs and system-on-chips (“SoCs”), and into full software programmable open-platform offerings.

The Company’s products are highly customized and typically developed in partnership with key “Lighthouse” customers, occasionally generating some engineering project revenues through the development stage, and where the largest revenue is generated from future device product shipments and sales through these customers and general market availability.

Since inception in 2007, the Company has expanded its customer base by acquiring and integrating eight (8) companies with complementary and synergistic products and customers, and spun out one (1) business to establish a joint-venture. GigPeak’s worldwide direct sales force is supported by a significant number of channel representatives and distributors that sell its products throughout North America, South America, Europe, Japan and Asia.

As noted above, on April 5, 2016, the Company completed its most recent acquisition of Magnum, and simultaneously renamed itself as GigPeak, Inc. Magnum is a fabless semiconductor manufacturer and software solution developer, and brings a well-developed and comprehensive portfolio of video broadcasting and compression solutions to GigPeak, including silicon ICs, SoCs, software solutions, and a comprehensive library of intellectual property. The Magnum products currently are for the professional video broadcast and are extendable to IoT camera markets. Magnum provides top of the line products, tools and technologies for the entire video content creation and distribution chain, from contribution and production through distribution over cable, telecom, satellite and over-the-top (“OTT”) video streaming.

Through the acquisition of Magnum, the Company broadens its product offerings by adding additional flavors of silicon integrated circuits (“ICs”), and new SoCs, software, and intellectual property (“IP”) for the professional broadcast infrastructure market. Today’s video service providers, which include cable operators, telecommunications companies and satellite TV providers, are continuously seeking to perfect their linear and nonlinear workflows and improve the quality of their video content, while simultaneously optimizing the efficiency of their networks. The Company’s products, tools, and technologies are currently used in the entire video content creation and distribution chain. Specifically, GigPeak’s solutions are used to address challenges in video contribution, video production, primary and secondary distribution, and enterprise wide solutions. Over time, GigPeak will look to leverage those capabilities and seek opportunities to expand its offerings into new markets, such as potentially surveillance cameras and other video IoT applications.

The blending of products and technologies gives GigPeak the capability to address both the speed of data transmission and the amount of bandwidth the data consumes within a network, driven in particular by the video content which is the source of a majority of the datacenter traffic and storage on today’s networks. Through this combination, the Company provides solutions to enhance the footprint utilization and reduce total cost of ownership of existing network pipes from the core to the end user. Its wide product portfolio and exceptional customer support practices, will continue to serve the enterprise networking and broadcasting original equipment manufacturers (“OEMs”), as well as IoT and other Cloud-connected consumers.

With the acquisition of Magnum, the Company is in the process of reorganizing its operations to line up with its targeted end-markets and customers. This will eventually result later in fiscal 2016 in two business lines: the Enterprise Networking, which will be likely named the “GigOptix” product line, and the Consumer and Cloud-Connectivity, which will be likely named the “GigCloud” line. Most of the Company’s current product lines will contribute products to each one of those two business lines.

Basis of Presentation

The Company’s fiscal year ends on December 31. For quarterly reporting, the Company employs a five-week, four-week, four-week, reporting period. The first quarter of 2016 ended on Sunday, March 27, 2016. The first quarter of 2015 ended on Sunday, March 29, 2015. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements as of March 27, 2016 and for the three months ended March 27, 2016 and March 29, 2015, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. The statements include the accounts of the Company and all of its subsidiaries and they do not include all of the information and footnotes required by such accounting principles for annual financial statements. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of March 27, 2016, and the results of operations and cash flows for the three months ended March 27, 2016 and March 29, 2015. The condensed consolidated results of operations for the three months ended March 27, 2016 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2016. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the 2015 Form 10-K.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported periods. These judgments can be subjective and complex, and consequently, actual results could differ materially from those estimates and assumptions. Descriptions of these estimates and assumptions are included in the 2015 Form 10-K and the Company encourages you to read its 2015 Form 10-K for more information about such estimates and assumptions.

Reclassifications

Certain prior fiscal year balances have been reclassified to conform to the current fiscal year presentation.  In the fourth quarter of 2015 the Company concluded that it was appropriate to classify certain accruals of trade payable items as accounts payable instead of other accrued liabilities. The reclassification has no effect on previously reported consolidated statements of operations or accumulated deficit for any period and does not affect previously reported cash flows from operating, investing or financing activities in the consolidated statements of cash flows.  For comparability purposes, $446,000 of other current liabilities was reclassified to accounts payable as of March 29, 2015.

Revenue Recognition

Revenue from sales of optical drivers and receivers, multi-chip modulators, and other products is recognized when persuasive evidence of a sales arrangement exists, transfer of title occurs, the sales price is fixed or determinable and collection of the resulting receivable is reasonably assured. Reserves are made for warranties at the time revenue is recorded. See Note 11—Commitments and Contingencies for further detail related to the warranty reserve.

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

The Company sells some products to distributors at the price listed in its price book for that distributor. Certain of the Company's distributor agreements provide for semi-annual stock rotation privileges of 5% to 10% of net sales for the previous six-month period. At the time of sale, the Company records a sales reserve for stock rotations approved by management. The Company offsets the sales reserve against revenues, producing the net revenue amount reported in the consolidated statements of operations. Each month the Company adjusts the sales reserve for the estimated stock rotation privilege anticipated to be utilized by the distributors. When the distributors pay the Company's invoices, they may claim stock rotations when appropriate. Once claimed, the Company processes the requests against the prior authorizations and reduces the reserve previously established for that customer. As of March 27, 2016 and December 31, 2015, the reserve for stock rotations was $125,000 and $490,000, respectively, and is recorded in other current liabilities on the consolidated balance sheets.

The Company records transaction-based taxes including, but not limited to, sales, use, value added, and excise taxes, on a net basis in its consolidated statements of operations.

NOTE 2—BALANCE SHEET COMPONENTS

Accounts receivable, net consisted of the following (in thousands):

	March 27,	December 31,
	2016	2015
Accounts receivable	$9,094	$10,659
Allowance for doubtful accounts	(55)	(63)
	$9,039	$10,596

Property and equipment, net consisted of the following (in thousands, except depreciable life):

	Life	March 27,	December 31,
	(In years)	2016	2015
Network and laboratory equipment	3 – 5	$13,660	$13,520
Computer software and equipment	2 – 3	4,227	4,207
Furniture and fixtures	3 – 7	165	165
Office equipment	3 – 5	143	142
Leasehold improvements	1 – 5	336	316
		18,531	18,350
Accumulated depreciation and amortization		(15,612)	(15,217)
Property and equipment, net		$2,919	$3,133

For the three months ended March 27, 2016 and March 29, 2015, depreciation expense related to property and equipment was $338,000 and $415,000, respectively.

In addition to the property and equipment above, the Company has prepaid licenses. For the three months ended March 27, 2016 and March 29, 2015, amortization related to these prepaid licenses was $305,000 and $252,000, respectively.

Inventories consisted of the following (in thousands):

	March 27,	December 31,
	2016	2015
Raw materials	$2,126	$2,379
Work in process	3,603	2,710
Finished goods	1,242	1,791
	$6,971	$6,880

Accrued and other current liabilities consisted of the following (in thousands):

	March 27,	December 31,
	2016	2015

Amounts billed to the U.S. government in excess of approved rates	$191	$191
Warranty liability	286	325
Customer deposits	353	342
Sales return reserve	125	490
Accrual legal and accounting	631	129
Other	710	742
	$2,296	$2,219

Other long term liabilities consisted of the following (in thousands):

	March 27,	December 31,
	2016	2015
Long term deferred income tax	$323	$318
Long term income taxes payable for unrecognized tax benefits	434	434
Other	154	160
Total other long term liabilities	$911	$912

NOTE 3—FAIR VALUE

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 27, 2016 and December 31, 2015 (in thousands):

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 27, 2016:
Assets:
Cash equivalents:
Money market funds	$12,371	$12,371	$-	$-
	$12,371	$12,371	$-	$-
Current liabilities:
Liability warrants	$30	$-	$-	$30

December 31, 2015:
Assets:
Cash equivalents:
Money market funds	$12,364	$12,364	$-	$-
	$12,364	$12,364	$-	$-
Current liabilities:
Liability warrants	$39	$-	$-	$39

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

For the three months ended March 27, 2016, the Company did not have any significant transfers between Level 1, Level 2 and Level 3.

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

The fair value of the warrants was estimated using the following assumptions:

	As of March 27, 2016	As of December 31, 2015
Stock price	$2.75	$3.04
Exercise price	$2.31	$2.31
Expected life	1.31 years	1.55 years
Risk-free interest rate	0.71%	0.86%
Volatility	62%	62%
Fair value per share	$0.95	$1.23

The following table summarizes the warrants subject to liability accounting as of March 27, 2016 and December 31, 2015 (in thousands, except share and per share amounts) (see also Note 6):

								Three Months Ended March 27, 2016		Three Months Ended March 29, 2015
Holder	Original Warrants	Adjusted Warrants	Grant Date	Expiration Date	Price per Share	Fair Value March 27, 2016	Fair Value December 31, 2015	Exercise of Warrants	Change in Fair Value	Exercise of Warrants	Change in Fair Value	Related Agreement
Bridge Bank	20,000	31,573	4/7/2010	7/7/2017	$2.31	$30	$39	-	$(9)	-	$(1)	Credit Agreement

The change in the fair value of the Level 3 liability warrants during the three months ended March 27, 2016 is as follows (in thousands):

Fair value as of December 31, 2015	$39
Exercise of warrants	-
Change in fair value	(9)
Fair value as of March 27, 2016	$30

The warrant liability is included in other current liabilities in the condensed consolidated balance sheets.

 NOTE 4—INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of the following (in thousands):

		As of March 27, 2016			As of December 31, 2015
	Life (years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Definite-lived intangible assets:
Customer relationships	6-8	$3,277	$(2,647)	$630	$3,277	$(2,542)	$735
Existing technology	6-7	6,527	(3,585)	2,942	6,527	(3,386)	3,141
Patents	5-16	457	(409)	48	457	(407)	50
Trade name	2-10	659	(452)	207	659	(438)	221
Total definite-lived intangible assets		10,920	(7,093)	3,827	10,920	(6,773)	4,147
Indefinite-lived Intangible assets:
IPR&D	indefinite	383	-	383	383	-	383
Total intangible assets		$11,303	$(7,093)	$4,210	$11,303	$(6,773)	$4,530

For the three months ended March 27, 2016 and March 29, 2015, amortization of intangible assets was as follows (in thousands):

	Three Months Ended
	March 27, 2016	March 29, 2015
Cost of revenue	$103	$103
Research and development expense	97	-
Selling, general and administrative expense	120	120
	$320	$223

Estimated future amortization expense related to intangible assets as of March 27, 2016 is as follows (in thousands):

Years ending December 31,
2016 (remainder of the year)	$937
2017	875
2018	451
2019	442
2020	394
Thereafter	728
Total	$3,827

The Company performs a review of the carrying value of its intangible assets, if circumstances warrant. In its review, it compares the gross, undiscounted cash flows expected to be generated by the underlying assets against the carrying value of those assets. To the extent such cash flows do not exceed the carrying value of the underlying asset; it will record an impairment charge. The Company did not record an impairment charge on any intangibles, including goodwill, during the quarters ended March 27, 2016 and March 29, 2015. As of March 27, 2016 and December 31, 2015, the Company had $12.6 million of goodwill in connection with the acquisitions of ChipX, Endwave, Tahoe RF and Terasquare.

NOTE 5—CREDIT FACILITIES

On March 25, 2013, the Company and its wholly owned subsidiaries, ChipX, Incorporated and Endwave Corporation (together with the Company, the “Prior Borrowers”) previously entered into a second amended and restated loan and security agreement (“Loan Agreement”) with Silicon Valley Bank (“SVB”) to replace the amended and restated loan and security agreement entered on December 9, 2011.

On May 15, 2015, SVB and the Prior Borrowers entered into a Second Amendment to the Second Restated Loan Agreement, effective as of May 8, 2015 (the “Second Amendment”). Pursuant to the Second Amendment, the total aggregate amount that the Company is entitled to borrow from SVB under a Revolving Loan facility is $7 million, based on net eligible accounts receivable after an 80% advance rate and subject to limits based on the Company’s eligible accounts as determined by SVB. In addition, the Applicable Rate was decreased from Prime Rate plus 0.6% to Prime Rate plus 0.4%, and the default interest rate increase was decreased from 5% to 3%. The terms of the Second Amendment are set to expire on May 6, 2016.

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

The Company had no outstanding balance on its line of credit as of March 27, 2016.

NOTE 6—STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Private Equity Placement

On March 21, 2016, the Company entered into a Securities Purchase Agreement (the “PDSTI Agreement”) with Pudong Science and Technology Investment (Cayman) Co., Ltd., an affiliate of Shanghai Pudong Science and Technology Investment Co., Ltd. (collectively, “PDSTI”), pursuant to which PDSTI will purchase approximately $5 million of the Company’s common stock. Under the PDSTI Agreement, on March 24, 2016, the Company issued 1,754,385 shares of the Company’s common stock (the “Shares”) to PDSTI in a private placement at a purchase price of $2.85 per Share.

Pursuant to the PDSTI Agreement, the Company has agreed to file a registration statement on Form S-3 to provide registration rights to PDSTI in respect of the Shares. To the extent that such registration statement has not been declared effective by the Securities and Exchange Commission on or before July 7, 2016, the Company will pay to PDSTI, as liquidated damages, 0.4% of the aggregate purchase price on a monthly, prorated basis, until the registration statement has been declared effective. Interest on these liquidated damages will accrue at the rate of 1.0% per month until paid in full. The Company has deemed this loss contingency to be remote and as such has not recorded a liability as of March 27, 2016.

In the event that any U.S. governmental body or agency takes any action or issues any order within six months that would prevent PDSTI from holding the Shares or invalidates the Company’s issuance of the Shares to PDSTI, the Company has agreed to return PDSTI’s full purchase price, plus 0.4% interest on the purchase price (accruing monthly until paid in full), and to reimburse PDSTI’s expenses in connection with negotiating the private placement, up to $15,000. As a result of this contingent redemption clause, the net proceeds of $4.7 million are classified outside permanent equity until the contingency is resolved.

Common and Preferred Stock

In December 2008, the Company’s stockholders approved an amendment to the Certificate of Incorporation to authorize 50,000,000 shares of common stock of par value $0.001. In November 2014, the Company’s stockholders approved an amendment to the Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 50,000,000 shares to 100,000,000 shares of par value $0.001. In addition, the Company is authorized to issue 1,000,000 shares of preferred stock of $0.001 par value of which 750,000 shares have been designated Series A Junior Preferred Stock with powers, preferences and rights as set forth in the amended and restated certificate of designation dated December 15, 2014; the remainder of the shares of preferred stock are undesignated, for which the Board of Directors is authorized to fix the designation, powers, preferences and rights. As of March 27, 2016 and December 31, 2015, there were no shares of preferred stock issued or outstanding.

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

2008 Equity Incentive Plan

In December 2008, the Company adopted the 2008 Equity Incentive Plan (the “2008 Plan”) for directors, employees, consultants and advisors to the Company or its affiliates. Under the 2008 Plan, 2,500,000 shares of common stock were reserved for issuance upon the completion of a merger with Lumera Corporation (“Lumera”) on December 9, 2008. On January 1 of each year, starting in 2009, the aggregate number of shares reserved for issuance under the 2008 Plan increase automatically by the lesser of (i) 5% of the number of shares of common stock outstanding as of the Company’s immediately preceding fiscal year, or (ii) a number of shares determined by the Board of Directors. The maximum number of shares of common stock to be granted is up to 21,000,000 shares. Forfeited options or awards generally become available for future awards. As of December 31, 2015, the stockholders had approved 18,280,238 shares for future issuance. On January 1, 2016, there was an automatic increase of 2,260,527 shares. As of March 27, 2016, 12,720,084 options to purchase common stock and restricted stock units (“RSUs”) were outstanding and 2,448,789 shares are authorized for future issuance under the 2008 equity incentive plan.

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

2007 Equity Incentive Plan

In August 2007, GigOptix LLC adopted the GigOptix LLC Equity Incentive Plan (the "2007 Plan"). The 2007 Plan provided for grants of options to purchase membership units, membership awards and restricted membership units to employees, officers and non-employee directors, and upon the completion of the merger with Lumera were converted into grants of up to 632,500 shares of stock. Vesting periods are determined by the Board of Directors and generally provide for stock options to vest over a four-year period and expire ten years from date of grant. Vesting for certain shares of restricted stock is contingent upon both service and performance criteria. The 2007 Plan was terminated upon the completion of merger with Lumera on December 9, 2008 and the remaining 864 stock in options not granted under the 2007 Plan were cancelled. No shares of the Company’s common stock remain available for issuance of new grants under the 2007 Plan other than for satisfying exercises of stock options granted under this plan prior to its termination. As of March 27, 2016, options to purchase a total of 375,663 shares of common stock and 4,125 warrants to purchase common stock were outstanding.

Lumera 2000 and 2004 Stock Option Plan

In December 2008, in connection with the merger with Lumera, the Company assumed the existing Lumera 2000 Equity Incentive Plan and the Lumera 2004 Stock Option Plan (the “Lumera Plan”). All unvested options granted under the Lumera Plan were assumed by the Company as part of the merger. All contractual terms of the assumed options remain the same, except for the converted number of shares and exercise price based on merger conversion ratio of 0.125. As of March 27, 2016, no additional options can be granted under the Lumera Plan, and options to purchase a total of 57,191 shares of common stock were outstanding.

Warrants

As of March 27, 2016, the Company had a total of 160,698 warrants to purchase common stock outstanding under all warrant arrangements. During the three months ended March 27, 2016, no warrants were exercised or expired. Some of the warrants have anti-dilution provisions which adjust the number of warrants available to the holder such as, but not limited to, stock dividends, stock splits and certain reclassifications, exchanges, combinations or substitutions. These provisions are specific to each warrant agreement.

Stock-based Compensation Expense

The following table summarizes the Company’s stock-based compensation expense for the three months ended March 27, 2016 and March 29, 2015 (in thousands):

	Three Months Ended
	March 27, 2016	March 29, 2015
Cost of revenue	$86	$82
Research and development expense	323	247
Selling, general and administrative expense	876	560
	$1,285	$889

The Company did not grant any options during the three months ended March 27, 2016 and March 29, 2015.

During the three months ended March 27, 2016, the Company granted 1,333,623 RSUs with a grant-date fair value of $4.0 million or $2.97 per share. During the three months ended March 29, 2015, the Company granted 2,815,822 RSUs with a grant-date fair value of $3.5 million or $1.25 per share.

As of March 27, 2016, the total compensation cost not yet recognized in connection with unvested stock options and RSUs under the Company’s equity compensation plans was approximately $76,000 and $8.9 million, respectively. Unrecognized compensation will be amortized on a straight-line basis over a weighted-average period of approximately 0.95 years for stock options and approximately 2.85 years for RSUs.

Stock Option and RSU Activity

The following is a summary of option activity for the Company’s equity incentive plans, including both the 2008 Plan and other prior plans for which there are outstanding options but no new grants since the 2008 Plan was adopted:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term, in Years
Outstanding, December 31, 2015	7,918,584	$2.32	4.82
Granted	-
Exercised	(132,493)	$2.10
Forfeited/Expired	(3,347)	$2.49
Ending balance, March 27, 2016	7,782,744	$2.32	4.54

Vested and exercisable and expected to vest, March 27, 2016	7,774,286	$2.33	4.54

Vested and exercisable, March 27, 2016	7,657,473	$2.35	4.50

The aggregate intrinsic value of options vested, exercisable and expected to vest, based on the fair value of the underlying stock options as of March 27, 2016 was approximately $5.1 million. The aggregate intrinsic value reflects the difference between the exercise price of the underlying stock options and the Company’s closing share price of $2.75 as of March 24, 2016.

The total intrinsic value of options exercised during the three months ended March 27, 2016 was $132,000. The total intrinsic value of options exercised during the three months ended March 29, 2015 was $8,000.

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

The following is a summary of RSU activity for the indicated periods:

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Vesting Term, Years	Aggregate Intrinsic Value
				(In thousands)
Outstanding, December 31, 2015	4,361,833	$1.64	2.86	$13,260
Granted	1,333,623	2.97
Released	(296,720)	2.16
Forfeited/expired	(28,542)	1.84
Outstanding, March 27, 2016	5,370,194	$1.94	2.85	$14,768

The majority of the RSUs that vested in the three months ended March 27, 2016 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were based on the value of the RSUs on their vesting date as determined by the Company’s closing stock price. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company. For the three months ended March 27, 2016, 296,720 shares of RSUs vested with an intrinsic value of approximately $988,000. The Company withheld 117,221 shares to satisfy approximately $395,000 of employees’ minimum tax obligation on the vested RSUs.

NOTE 7— INVESTMENT IN UNCONSOLIDATED AFFILIATES

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

For the years ended December 31, 2015 and 2014, the Company had losses of $3,000 and $456,000, respectively, for the Company’s allocated portion of BrP’s results. Since the Company’s share of the loss exceeded the Company’s carrying cost of its investment in BrP, the Company’s investment in an unconsolidated affiliate was written down to zero as of December 31, 2015.

On January 25, 2016, the Company invested $1.2 million to own a minority stake in a company called Anagog Ltd. (“Anagog”), the developer of the world’s largest crowdsourced parking network. Anagog perfects the mobility status algorithms that allow for advanced on-phone machine learning capabilities for the best user experience with ultra-low battery consumption and a high level of privacy protection. As of March 27, 2016, this cost method investment of $1.2 million is recorded in other assets on the condensed consolidated balance sheet.

NOTE 8—INCOME TAXES

The Company recorded a provision for income taxes of $40,000 for the three months ended March 27, 2016, and $9,000 for the three months ended March 29, 2015. The income tax provision for the three months ended March 27, 2016 and March 29, 2015 was due primarily to state taxes and foreign taxes due. The Company has incurred tax losses in all tax jurisdictions except Korea, Japan, and Switzerland and has a full valuation allowance against such losses.

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such a determination, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. In order to support a conclusion that a valuation allowance is not needed, positive evidence of sufficient quantity and quality is necessary to overcome negative evidence. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding realization of the asset including lack of profitability through March 27, 2016 and the uncertainty over future operating profitability and taxable income. The Company will continue to evaluate the potential realization of the deferred tax assets on a quarterly basis.

The Company files tax returns in the U.S. federal, U.S. state and foreign tax jurisdictions.  The Company’s major tax jurisdictions are the U.S., California, Switzerland, Korea, Japan, and Israel. With the acquisition of Magnum on April 5, 2016, the Company has added in the second fiscal quarter of 2016, Ontario, Canada to this list. The Company’s fiscal years through December 31, 2015 remain subject to examination by the tax authorities for U.S. federal, U.S. state and foreign tax purpose.

NOTE 9—NET LOSS PER SHARE

The following table summarizes total securities outstanding which were not included in the calculation of diluted net loss per share because to do so would have been anti-dilutive:

	March 27,	March 29,
	2016	2015
Stock options and RSUs	13,152,938	12,724,280
Common stock warrants	160,698	658,240
Total	13,313,636	13,382,520

NOTE 10—SEGMENT AND GEOGRAPHIC INFORMATION

The Company has determined that it operates as a single operating and reportable segment. The following tables reflect the results of the Company’s reportable segment consistent with the management system used by the Company’s Chief Executive Officer, the chief operating decision maker.

The following table summarizes revenue by geographic region (in thousands):

	Three Months Ended
	March 27, 2016		March 29, 2015
North America	$4,728	42%	$3,031	33%
Asia	3,841	34%	2,819	31%
Europe	2,793	24%	2,953	33%
Other	-	0%	257	3%
	$11,362	100%	$9,060	100%

The Company determines geographic location of its revenue based upon the destination of shipments of its products.

For the three months ended March 27, 2016, three customers, of which two are distributors that serve large number of customers in their geographical regions, accounted for 49% of total revenue. For the three months ended March 29, 2015, three customers accounted for 51% of total revenue. No other customers accounted for more than 10% of total revenue during the periods presented.

During three months ended March 27, 2016, the United States, Europe and the Far East accounted for 41%, 22% and 32% of revenue, respectively. During three months ended March 29, 2015, the United States, Europe and the Far East accounted for 27%, 29% and 25% of revenue, respectively. No other countries accounted for more than 10% of the Company’s consolidated revenue during the periods presented.

The following table summarizes long-lived assets by country (in thousands):

	March 27, 2016		December 31, 2015
United States	$2,471	85%	$2,680	85%
Switzerland	432	15%	435	14%
Asia	16	0%	18	1%
	$2,919	100%	$3,133	100%

Long-lived assets, comprised of property and equipment, are reported based on the location of the assets at each balance sheet date.

NOTE 11—COMMITMENTS AND CONTINGENCIES

Commitments

Leases

The Company leases its domestic and foreign sales offices under non-cancelable operating leases. These leases contain various expiration dates and renewal options.  The Company also leases certain software licenses under operating leases. Total facilities rent expense for the three months ended March 27, 2016 was $142,000, and for the three months ended March 29, 2015 was $111,000.

Aggregate non-cancelable future minimum rental payments under capital and operating leases are as follows (in thousands):

	Capital Leases	Operating Leases
Years ending December 31,	Minimum lease payments	Minimum lease payments
2016 (remainder of the year)	$2	$498
2017	3	227
2018	-	73
2019	-	73
2020 and beyond	-	61
Total minimum lease payments	5	$932
Less: Amount representing interest	-
Total capital lease obligations	5
Less: current portion	(3)
Long-term portion of capital lease obligations	$2

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

The table below summarizes the movement in the warranty accrual, which is included as a component of other current liabilities, for the three months ended March 27, 2016 and March 29, 2015 (in thousands):

	Three months ended
	March 27, 2016	March 29, 2015
Beginning balance	$325	$334
Warranties accrued	8	197
Warranties settled	(47)	(162)
Ending balance	$286	$369

NOTE 12—RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the Financial Accounting Standard Board (“FASB”) issued an accounting standard superseding Topic 840, Leases, to require lessees to recognize assets and liabilities arising from operating leases on the balance sheet. For operating leases, a lessee is required to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position, to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis, and to classify all cash payments within operating activities in the statement of cash flows. This standard is effective for interim and annual reporting periods beginning after December 15, 2018. We are evaluating the impact the adoption will have on our condensed consolidated financial statements.

In March 2016, the FASB issued an accounting standard eliminating the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by step basis as if the equity method had been in effect during all previous periods that the investment had been held. This standard is effective for interim and annual reporting periods beginning after December 15, 2016. We do not expect the adoption will have a material impact on our condensed consolidated financial statements.

In March 2016, the FASB issued an accounting standard amending the Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which is not yet effective. The effective date and transition requirements remains the same as ASU 2014-09. This amendment addresses the issues related to the guidance on principal versus agent considerations stated in the ASU 2014-09. We do not expect the adoption will have a material impact on our condensed consolidated financial statements.

NOTE 13—SUBSEQUENT EVENTS

On April 5, 2016, the Company completed an acquisition of Magnum pursuant to the terms of the Agreement and Plan of Merger, dated as of April 1 2016 (the “Merger Agreement”). The acquisition was executed via a combination of equity and cash, issuing approximately 6.9 million shares and paying an additional approximately $36.2 million in net cash, of which a significant portion was used to repay Magnum’s outstanding debt and other liabilities. The Company borrowed a combined total of $22.1 million from SVB. Upon completion of the merger, the outstanding shares of, and certain warrants to acquire, Magnum’s senior preferred stock, as well as notes held by the holders of such shares of Magnum senior preferred stock, were converted either into the right to receive shares of GigPeak common stock or cash depending upon whether the holder of such shares of preferred stock or warrants were “accredited investors” as such term is defined in Rule 501 of Regulation D of the Securities Act of 1933, as amended. All other shares of, and options and warrants to acquire, Magnum common and preferred stock were cancelled, extinguished and terminated without conversion upon the consummation of the Merger.

On April 5, 2016, SVB and the Prior Borrowers, with newly acquired Magnum, entered into the Third Amended and Restated Loan and Security Agreement (the “Third Restated Loan Agreement”) which amended and restated the Second Amendment. Pursuant to the Third Restated Loan Agreement, the total aggregate amount that the Company is entitled to borrow from SVB has increased to $29 million, which is split into two different credit facilities, comprised of (i) the existing Revolving Loan facility which was amended to provide that the Company is entitled to borrow from SVB up to $14 million, based on net eligible accounts receivable after an 80% advance rate and subject to limits based on the Company’s eligible accounts as determined by SVB (the “Amended Revolving Loan”) and (ii) a second facility under which the Company is entitled to borrow from SVB up to $15 million without reference to accounts receivable, and which must be repaid in sixty equal installments, unless it exercise its right to prepay the loan under the conditions of, and subject to the limitations to, the Third Restated Loan Agreement. The interest rate is Prime Rate plus 1.25%, and the default interest rate remains at 3%. Also, SVB had two outstanding existing warrants to purchase common stock of the Company: (i) warrants for 4,125 shares of common stock at an exercise price of $0.73, with an expiration date of 10/5/2017, and (ii) warrants for 125,000 shares of common stock at an exercise price of $4.00 per share, with an expiration date of 4/23/2017. In connection with the Third Restated Loan Agreement, the warrants have been amended and restated to extend the expiration date of those warrants to 10/5/2022 and 4/23/2022, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes included elsewhere in our Quarterly Report on Form 10-Q for the quarter ended March 27, 2016. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2015 and this Quarterly Report on Form 10-Q. We assume no obligation to update the forward-looking statements or such risk factors.

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

Overview

GigPeak, Inc. is a leading innovator of semiconductor integrated circuits (“ICs”) and software solutions for high-speed connectivity and high-quality video compression over the network and the Cloud. Our focus is to develop and deliver products that enable lower power consumption and faster data connectivity, more efficient use of network infrastructure and broader connectivity to the Cloud, and reduce the total cost of ownership of existing network pipes from the core to the end user. GigPeak addresses both the speed of data transmission and the amount of bandwidth the data consumes within the network, and provides solutions that increase the efficiency of various cloud-connected applications such as the Internet-of-Things (“IoT”), leveraging our strength in high-speed connectivity and, with the highest quality video compression assets that were acquired through the acquisition the (“Merger”) of Magnum Semiconductor, Inc. (“Magnum”) during our second fiscal quarter on April 5, 2016. The extended product portfolio provides more flexibility to support changing market requirements and customer’s dynamic road-maps, by way of using ICs and monolithic microwave integrated circuits (“MMICs”), and through full software programmability and cost efficient custom application specific integrated circuit (“ASICs”).

We develop semiconductor ICs and software solutions for high-speed connectivity and high-quality video compression over the enterprise network and the Cloud. With our product focus, we attempt to reduce the total cost of ownership of existing network pipes, from the core of the network to the end user appliances and terminals.

GigPeak addresses both the speed of data transmission and the amount of bandwidth the data consumes within the network, which are the two major data streaming bottlenecks, while also the future enabler factors, to maintain network efficiency. As such, GigPeak’s products also naturally provide solutions that increase the efficiency of IoT and other Cloud-connected applications. GigPeak’s solutions leverage our industry-recognized strength in high-speed connectivity delivered through the GigOptix brand-name product line, and as of the second fiscal quarter of 2016, the highest quality video compression delivered through the industry-recognized Magnum brand.

The recently extended GigPeak product portfolio provides flexibility to better support on-going changes in the connectivity that customers and markets require by deploying a wide tool-box of solutions from various kinds of semiconductor materials, integrated circuits and Multi-Chip-Modules (“MCMs), through cost-effective ASICs and system-on-chips (“SoCs”), and into full software programmable open-platform offerings.

Our products are highly customized and typically developed in partnership with key “Lighthouse” customers, occasionally generating some engineering project revenues through the development stage, and where the largest revenue is generated from future device product shipments and sales through these customers and general market availability.

Since inception in 2007, we have expanded our customer base by acquiring and integrating eight (8) companies with complementary and synergistic products and customers, and spun out one (1) business to establish a joint-venture. Our worldwide direct sales force is supported by a significant number of channel representatives and distributors that sell our products throughout North America, South America, Europe, Japan and Asia.

As noted above, on April 5, 2016, we completed our most recent acquisition of Magnum, and simultaneously renamed ourselves as GigPeak, Inc. Magnum is a fabless semiconductor manufacturer and brings a well-developed and comprehensive portfolio of video broadcasting and compression solutions to GigPeak, including silicon ICs, SoCs, software solutions, and a comprehensive library of intellectual property. The Magnum products currently are for the professional video broadcast and are extendable to IoT camera markets. Magnum provides top of the line products, tools and technologies for the entire video content creation and distribution chain, from contribution and production through distribution over cable, telecom, satellite and over-the-top (“OTT”) video streaming.

Through the acquisition of Magnum, we broaden our product offerings by adding additional flavors of silicon integrated circuits (“ICs”), and new SoCs, software, and intellectual property (“IP”) for the professional broadcast infrastructure market. Today’s video service providers, which include cable operators, telecommunications companies and satellite TV providers, are continuously seeking to perfect their linear and nonlinear workflows and improve the quality of their video content, while simultaneously optimizing the efficiency of their networks. Our products, tools, and technologies are currently used in the entire video content creation and distribution chain. Specifically, our solutions are used to address challenges in video contribution, video production, primary and secondary distribution, and enterprise wide solutions. Over time, we will look to leverage those capabilities and seek opportunities to expand our offerings into new markets, such as potentially surveillance cameras and other video IoT applications.

The blending of products and technologies gives GigPeak the capability to address both the speed of data transmission and the amount of bandwidth the data consumes within a network, driven in particular by the video content which is the source of a majority of the datacenter traffic and storage on today’s networks. Through this combination, we provide solutions to enhance the footprint utilization and reduce total cost of ownership of existing network pipes from the core to the end user.  Our wide product portfolio and exceptional customer support practices, will continue to serve the enterprise networking and broadcasting original equipment manufacturers (“OEMs”), as well as IoT and other Cloud-connected consumers.

With the acquisition of Magnum we are in the process of reorganizing our operations to line up with our targeted end-markets and customers. This will eventually result later in fiscal 2016 in two business lines: the Enterprise Networking, which will be likely named the “GigOptix” product line, and the Consumer and Cloud-Connectivity, which will be likely named the “GigCloud” line. Most of our current product lines will contribute products to each one of those two business lines.

GigPeak’s Solutions

With the acquisition of Magnum, in addition to those solutions that we offer as described in our Annual Report on Form 10-K, we have added the following additional solutions.

Broadcasting Solutions

With the acquisition of Magnum, we are now a provider of silicon, modules, software and IP for the professional broadcast infrastructure market. We provide top of the line products, tools and technologies for the entire video content creation and distribution chain, from contribution and production through distribution over cable, satellite and OTT video streaming.

Video Contribution: We were the first to market with a single chip to address all market needs, from legacy MPEG-2 4:2:0/4:2:2 8-bit to H.264 4:2:0/4:2:2 10-bit to AVC-I 50 and AVC-I 100 encoding and decoding applications. With over a decade of video quality leadership and technology innovation behind it, our D7Pro offers advanced encoding and decoding solution for video contribution and news gathering. In addition, the D7Pro offers a complete video-audio-ancillary data-mux integrated solution enabling high video quality, low latency at low bit rates for video encoding and decoding.

Video Production: As the market leader in professional video processing silicon and software, we offer system vendors the market’s most advanced solutions for baseband video, audio and data processing. We enable a single design solution for all products within a production domain – routers, channel branding, video filtering, chroma/luma leveling, audio leveling and down mixing, format conversion, rescaling, low latency switching and more. Our solution is a dual channel 4:2:2 10-bit native solution with embedded memory and support for various I/O interfaces from storage, networking and PCIe to 1080p baseband video.

Primary Video Distribution: Content originators are rapidly adopting advanced technologies such as H.264 and efficient statistical multiplexing systems as well as considering migration to H.265 compression for higher compression efficiency while continuing to support legacy MPEG-2 formats. Vendors of encoding, decoding and transcoding equipment for primary distribution must quickly bring to market solutions that support high video quality H.264 SD/HD, H.265 SD/HD as well as MPEG-2 SD/HD. Ideally, to minimize operator operating expense, these systems should enable both types of services to be aggregated in single bundle without compromising video quality.

Consumer and Cloud Connectivity – Video Solutions

To address both Cloud, and current and future consumer connected devices as well as IoTs, we plan to use our stand-alone proprietary RF mixed signal technology, ASICs and, with the acquisition of Magnum, video ICs, SoCs and software IP for various high volume applications such as Ultra-Wide Bandwidth TX/RX ICs, video and camera chips, etc. We already possess extensive experience with Ultra High-Speed Interfaces and now has the capability of adding Digital Signal Processing and video capabilities to address sophisticated IoT applications. Ultimately we intend to expand its reach into the consumer IoT market where its ICs, SoCs and software IP provide unique stand-alone and integrated solutions to various wearable gadgets, high speed and lower power interface ICs to end user products, ICs for motion detection cameras and other special camera and video applications.

Through the Magnum acquisition, we are a leading provider of professional video processing silicon solutions and have been a leader in video quality and technology innovation for over a decade. We offer system vendors the market’s foremost advanced enterprise and secondary distribution video broadcasting solutions. Our ASICs, SoCs and software solutions are all-complete system solutions with rich features including high video quality SD/HD H.265, H.264, MPEG-2, VBR/CBR, low latency encoding and complete video, audio and data multiplexing.

Our solutions offer complete multi-format feature rich solutions with high-quality H.265/H.264/MPEG-2 CBR/VBR encoding; advanced, high density any-format-to-any-format transcoding; the ability to manipulate video content for multi-screen applications; support for digital program insertion; and comprehensive support for audio-ancillary data-mux system level features.

Products

Enterprise Networking: Telecom, Datacom and Broadcasting

We design and market products that amplify electrical signals during both the transmission (amplifiers, laser devices and modulator drivers, and clock-data-recovery devices) and reception (TIAs) of optical signals in the transmission of data. In addition, our microwave and millimeter wave amplifiers amplify small signal radio signals into more powerful signals that can be transmitted over long distances to establish high throughput data connections or enable radar based applications. We have a comprehensive product portfolio, particularly at data rates that exceed 40 Gbps. The primary target markets and applications for our products include optical interface modules such as line-cards, transponders and transceivers within telecom and datacom switches and routers, high speed wireless point-to-point millimeter wave systems and defense systems. Our products are critical blocks used in telecom and datacom optical communications networks. For telecom, these networks range from long haul to metro systems, and for datacom, from access to data links to the consumers, where the conversion of data from the electrical domain to the optical domain, or vice-versa occurs. Our optical drivers amplify the input digital data stream that is used to directly modulate the laser or to drive an external modulator that acts as a precise shutter to switch on and off the light that creates the optical data stream. At the other end of the optical fiber, our sensitive receiver TIAs detect and amplify the small currents generated by photo-diodes converting the received light into an electrical current. The TIAs amplify the small current signals into a larger voltage signal that can be read by the electronics and processors in the network servers. We supply an optimized component for each type of laser and photo-diode depending upon the speed, reach and required cost. Generally, a shorter reach results in higher volume, less demanding product specifications and greater pressure to reduce costs.

With the acquisition of Magnum, we now also offer enterprise video system vendors the market's foremost advanced enterprise video broadcasting solutions. Our silicon and software are all-complete system solutions with rich features including high video quality SD/HD H.265, H.264, MPEG-2, VBR/CBR, video statistical multiplexing, digital ad-insertion, low latency encoding and complete video, audio and data multiplexing. We implement our products in a number of process technologies and have been at the forefront of extracting optimal performance from each technology to be able to address each market segment’s individual requirements in a cost effective manner. In some instances, we provide NRE design services for certain custom designs of our high-speed communications components in order to enhance our commercial partnerships with these customers. The NRE work is included in development fees and other revenue on the consolidated statement of operations.

Consumer and Cloud-Computing-Connectivity

Our semiconductor ICs, SoCs and software solutions are designed to address the challenges faced by network operators for high-speed connectivity and high-quality video compression over the enterprise network and the Cloud. Our focus is to deliver products that enable lower power consumption and faster data connectivity, more efficient use of network infrastructure, broader connectivity to the Cloud, all in attempt to reduce the total cost of ownership of existing network pipes, from the core of the network to the end user appliances and terminals. Our products, which are in use by various end user and corporate customers, such as top video delivery vendors, naturally provide solutions that increase the efficiency of the networks to which they are deployed, delivering data to IoT and other Cloud connected applications.

In addition to ICs and SoCs, we also with the acquisition of Magnum provides our video equipment vendor customers with system software that allows for rapid product development and support of various capabilities necessary in the professional broadcast and OTT video distribution environments. These system software capabilities include video statistical multiplexing, de-interlacing, advertisement insertion, video overlay insertion and various ancillary data insertion and multiplexing capabilities.

Furthermore, we also offer a software-only compression solution for professional broadcast market systems running on Intel CPUs and standard data center servers. We offer our customers the flexibility to choose either our proprietary ASIC-based solution running our software or an Intel-based platform running our software.

In addition, we offer complex ASIC solutions and design work that are used in a number of applications such as defense, test and measurement applications and emerging consumer electronics such as gaming and entertainment, to enable the high speed processing of complex signals.

Historically, since inception in 2007 and through 2014, we have incurred net losses. For the three months ended March 27, 2016 and the year ended December 31, 2014, we incurred net losses of $52,000 and $5.8 million, respectively. For the year ended December 31, 2015, we recorded net income of $1.2 million. For the three months ended March 27, 2016 and the years ended December 31, 2015 and 2014, we had cash inflows from operations of $3.5 million, $3.0 million and $2,000, respectively. As of March 27, 2016, we had an accumulated deficit of $101.1 million.

Results of Operations

Revenue

Revenue for the periods reported was as follows (in thousands, except percentages):

	Three Months Ended
	March 27, 2016	March 29, 2015
Product	$10,489	$8,561
Development fees and other	873	499
Total revenue	$11,362	$9,060
Increase period over period	$2,302
Percentage increase, period over period	25%

Total revenue for the three months ended March 27, 2016 was $11.4 million, an increase of $2.3 million or 25%, compared with $9.1 million for the three months ended March 29, 2015. For the three months ended March 27, 2016, 92% of our revenue was contributed by product revenue and 8% of our revenue was contributed by development fees and other revenue. For the three months ended March 29, 2015, 94% of our revenue was contributed by product revenue and 6% of our revenue was contributed by development fees and other revenue.

Product revenue for the three months ended March 27, 2016 was $10.5 million, an increase of $1.9 million or 23%, compared with $8.6 million for the three months ended March 29, 2015. The increase in product revenue during the three months ended March 27, 2016 was primarily due to an overall increase in demand for our products.

Development fees and other revenue for the three months ended March 27, 2016 was $873,000, an increase of $374,000 or 75%, compared with $499,000 for the three months ended March 29, 2015. We experienced an increase in development fees and other revenue due to an increase in the number and size of development projects.

Cost of Revenue and Gross Profit

 Cost of revenue and gross profit for the periods presented was as follows (in thousands, except percentages):

	Three Months Ended
	March 27, 2016	March 29, 2015
Total cost of revenue	$3,683	$3,667
Gross profit	$7,679	$5,393
Gross margin	68%	60%
Increase, period over period	2,286
Percentage increase, period over period	42%

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

Gross profit for the three months ended March 27, 2016 was $7.7 million, or a gross margin of 68%, compared to a gross profit of $5.4 million, or a gross margin of 60%, for the three months ended March 29, 2015. The increase in gross margin is primarily due to a change in product mix.

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

Development project revenue and other non-product revenue for the three months ended March 27, 2016 was $873,000 compared with $499,000 for the three months ended March 29, 2015. Excluding the revenue and gross profit associated with development programs and other non-product revenue, gross margin was 65% and 57% for the three months ended March 27, 2016 and March 29, 2015, respectively.

 Research and Development Expense

Research and development expense for the periods presented was as follows (in thousands, except percentages):

	Three Months Ended
	March 27, 2016	March 29, 2015
Research and development expense	$3,525	$3,248
Percentage of revenue	31%	36%
Increase, period over period	$277
Percentage increase, period over period	9%

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

Research and development expense for the three months ended March 27, 2016 was $3.5 million compared to $3.2 million for the three months ended March 29, 2015, an increase of $277,000 or 9%. Research and development costs increased as compared to the first quarter of 2015 primarily due to a $97,000 increase in expense related to amortization on GigOptix-Terasquare-Korea Co., Ltd.’s (“GTK”) intangible asset, a $95,000 increase for project-related materials and a $76,000 increase in stock-based compensation expense.

Selling, General and Administrative Expense

Selling, general and administrative expense for the periods presented was as follows (in thousands, except percentages):

	Three Months Ended
	March 27, 2016	March 29, 2015
Selling, general and administrative expense	$4,162	$2,770
Percentage of revenue	37%	31%
Increase, period over period	$1,392
Percentage increase, period over period	50%

Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, accounting, finance, sales, marketing and administration personnel, professional fees, allocated facilities costs, promotional activities and expenses related to stock-based compensation.

Selling, general and administrative expense for the three months ended March 27, 2016 was $4.2 million compared to $2.8 million for the three months ended March 29, 2015, an increase of $1.4 million or 50%. Selling, general and administrative expense increased as compared to the first quarter of 2015 primarily due to a $800,000 increase in merger related expenses and a $316,000 increase in stock-based compensation expense.

Interest Expense, Net and Other Income (Expense), Net

	Three Months Ended
	March 27, 2016	March 29, 2015
Interest expense, net	$-	$(3)
Other income (expense), net	(4)	1
Total	$(4)	$(2)

Interest expense, net and other income (expense), net consist primarily of gains and losses related to foreign currency transactions, gains and losses related to property and equipment disposals, interest on line of credit, interest on capital leases and amortization of loan fees in connection with our Silicon Valley Bank line of credit and loan.

Interest expense, net for the three months ended March 29, 2015 was $3,000. We did not incur any interest expense, net for the three months ended March 27, 2016.

Other income (expense), net for the three months ended March 27, 2016 was an expense of $4,000. Other income (expense), net for the three months ended March 29, 2015 was an income of $1,000.

Provision for Income Taxes

	Three Months Ended
	March 27, 2016	March 29, 2015
Provision for income taxes	$40	$9
Increase, period over period	$31
Percentage increase, period over period	344%

Income tax expense was $40,000 and $9,000 for three months ended March 27, 2016 and March 29, 2015. The income tax provision for the three months ended March 27, 2016 and March 29, 2015 were due primarily to state taxes and foreign taxes due. We have incurred book losses in all tax jurisdictions except Korea, Japan, and Switzerland and have a full valuation allowance against such losses.

Liquidity and Capital Resources

 Cash and cash equivalents and cash flow data for the periods presented were as follows (in thousands):

	March 27, 2016	December 31, 2015
Cash and cash equivalents	$36,827	$30,245

	Three Months Ended
	March 27, 2016	March 29, 2015
Net cash provided by (used in) operating activities	$3,493	$(327)
Net cash used in investing activities	$(1,808)	$(416)
Net cash provided by (used in) financing activities	$4,882	$(63)

Private Equity Placement

On March 21, 2016, we entered into a Securities Purchase Agreement (the “PDSTI Agreement”) with Pudong Science and Technology Investment (Cayman) Co., Ltd., an affiliate of Shanghai Pudong Science and Technology Investment Co., Ltd. (collectively, “PDSTI”), pursuant to which PDSTI will purchase approximately $5 million of our common stock. Under the PDSTI Agreement, on the settlement date for the issuance, we will issue 1,754,385 shares of our common stock (the “Shares”) to PDSTI in a private placement at a purchase price of $2.85 per Share.

Pursuant to the PDSTI Agreement, we have agreed to file a registration statement on Form S-3 to provide registration rights to PDSTI in respect of the Shares. To the extent that such registration statement has not been declared effective by the Securities and Exchange Commission on or before July 7, 2016, we will pay to PDSTI, as liquidated damages, 0.4% of the aggregate purchase price on a monthly, prorated basis, until the registration statement has been declared effective. Interest on these liquidated damages will accrue at the rate of 1.0% per month until paid in full. In the event that any U.S. governmental body or agency takes any action or issues any order that would prevent PDSTI from holding the Shares or invalidates our issuance of the Shares to PDSTI, we have agreed to return PDSTI’s full purchase price, plus 0.4% interest on the purchase price (accruing monthly until paid in full), and to reimburse PDSTI’s expenses in connection with negotiating the private placement, up to $15,000.

On March 24, 2016, we closed on its previously announced private placement of 1,754,385 shares to PDSTI. The purchase price per Share in the placement was $2.85 and the aggregate purchase price for the Shares was approximately $5 million. Upon their issuance, the Shares represent approximately 3.77% of our outstanding shares of common stock. As of March 27, 2016, we recorded $4.7 million, net, comprised of the purchase price of $5.0 million net of $300,000 related cost (which included a $250,000 commission fee to Cowen & Company for their services as placement agent), on the condensed consolidated balance sheet as redeemable common stock due to the redemption clause in Agreement.

Operating Activities

Operating activities provided cash of $3.5 million in the three months ended March 27, 2016. Our net loss, adjusted for depreciation, stock-based compensation and other non-cash items, was income of $2.2 million. The remaining $1.3 million cash inflow was primarily due to a decrease in accounts receivable, net of $1.6 million and an increase in accounts payable of $533,000 which were partially offset by an increase in prepaid and other current assets of $512,000, a decrease in accrued compensation of $206,000 and an increase in inventories of $91,000.

Operating activities used cash of $327,000 in the three months ended March 29, 2015. Our net loss from continuing operations, adjusted for depreciation, stock-based compensation and other non-cash items, was income of $1.1 million. The remaining use of $1.4 million of cash was primarily due to an increase in inventories of $839,000, a decrease in other current liabilities of $663,000, an increase in prepaid and other current assets of $557,000, and an increase in accounts receivable, net of $295,000, which was partially offset by an increase in accrued compensation of $539,000 and an increase in accounts payable of $278,000.

 Investing Activities

Net cash used in investing activities for the three months ended March 27, 2016 was $1.8 million and consisted of a $1.2 million investment in Anagog Ltd. and $694,000 of purchases of property and equipment, which was partially offset by a decrease in restricted cash of $86,000.

Net cash used in investing activities for the three months ended March 29, 2015 was $416,000 from purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the three months ended March 27, 2016 was $4.9 million and consisted primarily of $5.0 million private equity placement from PDSTI and $278,000 proceeds from exercise of stock options, which was partially offset by $395,000 taxes paid related to net share settlement of equity awards. Issuance costs of $300,000 related to the private equity placement had not been paid as of March 27, 2016.

Net cash used in financing activities for the three months ended March 29, 2015 was $63,000 and consisted primarily of $90,000 taxes paid related to net share settlement of equity awards.

Material Commitments

The following table summarizes our future net cash obligations for operating leases and capital leases, in thousands of dollars, as of March 27, 2016:

Contractual Obligations as of March 27, 2016:	Total	Less than One Year	One to Three Years	More than Three Years
Operating lease obligations	932	612	205	115
Capital lease obligations (including interest)	5	3	2	-
Total	$937	$615	$207	$115

GigPeak did not have any material commitments for capital expenditures as of March 27, 2016.

Impact of Inflation and Changing Prices on Net Sales, Revenue and Income

Inflation and changing prices have not had a material impact on the materials used in our production process during the periods and at balance sheet dates presented in this report.

Off-Balance Sheet Arrangements

GigPeak does not use off-balance-sheet arrangements with unconsolidated entities, nor does it use other forms of off-balance-sheet arrangements such as special purpose entities and research and development arrangements. Accordingly, GigPeak is not exposed to any financing or other risks that could arise if it had such relationships.

WHERE YOU CAN FIND MORE INFORMATION

Our filings with the Securities and Exchange Commission (the “SEC”), including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended are available on our website at http://www.gigpeak.com, free of charge, as soon as reasonably practicable after the electronic filing of these reports with the SEC. The information contained on our website is not a part of this Quarterly Report on Form 10-Q.

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

•	GigPeak Twitter Account (https://twitter.com/gigpeak)

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

This item has been omitted based on GigPeak’s status as a smaller reporting company.

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our CEO and CFO have evaluated the effectiveness of our disclosure controls and procedures as of March 27, 2016 and have concluded that these controls and procedures were effective. We believe that a control system, no matter how well designed and operated, can only provide reasonable assurance and cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our CEO and CFO have concluded that our consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States

Changes in Internal Control over Financial Reporting

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

We have revised the risk factors that relate to our business, as set forth below. These risks include any material changes to and supersede any similar the risks previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2015 and otherwise supplement those risks. We encourage investors to review the risk factors and uncertainties relating to our business disclosed in that Form 10-K, as well as those contained in Part 1, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, above.

We have incurred substantial operating losses in the past and we may not be able to achieve profitability in the future.

Historically, since inception in 2007 and through 2014, we have incurred net losses. For the three months ended March 27, 2016 and the year ended December 31, 2014, we incurred net losses of $52,000 and $5.8 million, respectively. For the year ended December 31, 2015, we recorded net income of $1.2 million. For the three months ended March 27, 2016 and the years ended December 31, 2015 and 2014, we had cash inflows from operations of $3.5 million, $3.0 million and $2,000, respectively. As of March 27, 2016, we had an accumulated deficit of $101.1 million. We expect development, sales and other operating expenses to increase in the future as we expand our business. If our revenue does not grow to offset these current expenses, we may not be profitable. In fact, in future quarters we may not have any revenue growth and our revenues could decline. Furthermore, if our operating expenses exceed expectations, financial performance will be adversely affected and we may continue to incur significant losses in the future.

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

For the three months ended March 27, 2016, three customers accounted for 49% of total revenue. For the three months ended March 29, 2015, three customers accounted for 51% of our total revenue. No other customers accounted for more than 10% of total revenue during the periods presented.

For the three months ended March 31, 2016, two customers accounted for 39% of Magnum’s total revenue. For the three months ended March 31, 2015, three customers accounted for 48% of Magnum’s total revenue. No other customers accounted for more than 10% of Magnum’s total revenue during the periods presented.

There may be a possible effect from the acquisition of Magnum on our future revenue recognition policy.

Historically, one of the primary revenue recognition models used by Magnum is to recognize license royalty revenue based upon reports received by customers during the quarter, assuming all other revenue recognition criteria are met. The customers generally report shipment information typically within 45 days following the end of their respective quarters. If there is a reliable basis upon which the Company can estimate its royalty revenue prior to obtaining the customers’ reports, the Company will recognize the royalty revenues in the quarter in which they are earned. If there is not a reliable basis for estimating royalties, the Company will recognize revenue in the following quarter when the shipment report is received. Because GigPeak has not previously sold software or had license royalty revenue, this is a different type of revenue and revenue recognition policy than previously used by GigPeak. By its nature, this revenue recognition policy can lead to volatility from quarter to quarter in the amount of revenue recognized from license royalties.

If increasing use of our software such that we don’t see growing license royalty revenues from our customers fails to grow adequately, our business may suffer. Our future growth and financial performance will depend in part on broad market acceptance and use of our software.

We could suffer unrecoverable losses on our customers’ accounts receivable, which would adversely affect our financial results.

Our operating cash flows are dependent on the continued collection of receivables. Our accounts receivable as of March 27, 2016 decreased by $1.6 million or 15% compared to the balance as of December 31, 2015. Historically, we have not had significant uncollectable accounts. However, if a customer is unable or refuses to pay we could suffer additional accounting losses as well as a reduction in liquidity. A significant increase in uncollectable accounts would have an adverse impact on our business, liquidity and financial results.

Our business is subject to foreign currency risk.

Sales to customers located outside the United States comprised 59% and 73% of our revenue for the three months ended March 27, 2016 and March 29, 2015, respectively. In addition, we have two subsidiaries overseas (Switzerland and Germany) that record their operating expenses in a foreign currency.  Since sales of our products have been denominated to date primarily in U.S. dollars, increases in the value of the U.S. dollar could increase the price of our products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales. Future international activity may result in increased foreign currency denominated sales. Gains and losses on the conversion to U.S. dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in GigPeak’s results of operations. We currently do not have hedging or other programs in place to protect against adverse changes in the value of the U.S. dollar as compared to other currencies to minimize potential adverse effects.

If our customers do not design our solutions into their product offerings, or if our customers’ product offerings are not commercially successful, our business would suffer.

With the acquisition of Magnum, we sell video processing SoC solutions to original equipment manufacturers, or OEMs, who include our SoCs in their products, and to original design manufacturers, or ODMs, who include our SoCs in the products that they supply to OEMs. We refer to ODMs as our customers and OEMs as our end customers, except as otherwise indicated or as the context otherwise requires. Our video processing SoCs are generally incorporated into our customers’ products at the design stage, which is referred to as a design win. As a result, we rely on OEMs to design our solutions into the products that they design and sell. Without these design wins, our business would be harmed. We often incur significant expenditures developing a new SoC solution without any assurance that an OEM will select our solution for design into its own product. Once an OEM designs a competitor’s device into its product, it becomes significantly more difficult for us to sell our SoC solutions to that OEM because changing suppliers involves significant cost, time, effort and risk for the OEM. Furthermore, even if an OEM designs one of our SoC solutions into its product, we cannot be assured that the OEM’s product will be commercially successful over time or at all or that we will receive or continue to receive any revenue from that OEM. If products or other product categories incorporating our SoC solutions are not commercially successful or experience rapid decline, our revenue and business will suffer.

Our video processing SoC product strategy, which is targeted at markets demanding superior video quality, may not address the demands of our target customers and may not lead to increased revenue in a timely manner or at all or may even deteriorate significantly, which could materially adversely affect our results of operations and limit our ability to grow.

We have adopted a product strategy for our video processing SoCs that focuses on our core competencies in video processing and delivering high levels of video quality. With this strategy, we continue to make further investments in the development of our video processor architecture. This strategy is designed to address the needs of customers in the market for video processing SoCs. Such markets may not develop, may take longer to develop than we expect, or may change direction all together. We cannot assure you that the products we are currently selling and developing will adequately address the demands of our target customers, or that we will be able to produce our new products at costs that enable us to price these products competitively.

Rapidly changing industry standards could make our video processing solutions obsolete, which would cause our operating results to suffer.

We design our video processing solutions to conform to video compression standards, including MPEG-2, H.264 and H.265, set by industry standards setting bodies such as ITU-T Video Coding Experts Group and the ISO/IEC Moving Picture Experts Group. Generally, our solutions comprise only a part of a camera or broadcast infrastructure equipment device. All components of these devices must uniformly comply with industry standards in order to operate efficiently together. We depend on companies that provide other components of the devices to support prevailing industry standards. Many of these companies are significantly larger and more influential in driving industry standards than we are. Some industry standards may not be widely adopted or implemented uniformly, and competing standards may emerge that may be preferred by our customers or by consumers. If our customers or the suppliers that provide other device components adopt new or competing industry standards with which our solutions are not compatible, or if the industry groups fail to adopt standards with which our solutions are compatible, or open free codecs, our existing solutions would become less desirable to our customers. As a result, our sales would suffer or even completely vanish, and not only would we lose a major revenue flow, but we could be required to make significant expenditures to develop new SoC solutions. For example, if the new H.265 video compression standard is not broadly adopted by our customers or potential customers, sales of our H.265 compliant solutions would suffer and we may be required to expend substantial resources to comply with an alternative video compression standard. In addition, existing standards may be challenged as infringing upon the intellectual property rights of other companies or may be superseded by new innovations or standards.

Products for communications applications are based on industry standards that are continually evolving. Our ability to compete in the future will depend on our ability to identify and ensure compliance with these evolving industry standards, including any new video compression standards, and our ability to deliver superior products against potential open source free products that will be made available in the market. The emergence of new industry standards could render our solutions incompatible with products developed by other suppliers. As a result, we could be required to invest significant time and effort and to incur significant expense to redesign our solutions to ensure compliance with relevant standards. If our solutions are not in compliance with prevailing industry standards for a significant period of time, we could miss opportunities to achieve crucial design wins, which could harm our business.

The complexity of our video processing SoC solutions could result in unforeseen delays or expenses from undetected defects, errors or bugs in hardware or software which could reduce the market adoption of our new solutions, damage our reputation with current or prospective customers and adversely affect our operating costs.

Highly complex video processing SoC solutions such as ours frequently contain defects, errors and bugs when they are first introduced or as new versions are released. We have in the past and may in the future experience these defects, errors and bugs. If any of our solutions have reliability, quality or compatibility problems, we may not be able to successfully correct these problems in a timely manner or at all. In addition, if any of our proprietary features contain defects, errors or bugs when first introduced or as new versions of our solutions are released, we may be unable to timely correct these problems. Consequently, our reputation may be damaged and customers may be reluctant to buy our solutions, which could harm our ability to retain existing customers and attract new customers, and could adversely affect our financial results. In addition, these defects, errors or bugs could interrupt or delay sales to our customers. If any of these problems are not found until after we have commenced commercial production of a new product, we may incur significant additional development costs and product recall, repair or replacement costs. These problems may also result in claims against us by our customers or others.

Unknowing use of open source software in our products, processes and technology may expose us to additional risks and compromise our proprietary intellectual property.

We may unknowingly utilize and incorporate software that is subject to an open source license in our products, processes and technology in a manner that could create unintended risks. Open source software is typically freely accessible, usable and modifiable. Certain open source software licenses, such as the GNU General Public License, require a user who distributes the open source software as a component of the user’s software to disclose publicly part or all of the source code to the user’s software. In addition, certain open source software licenses require the user of such software to make any derivative works of the open source code available to others on terms unfavorable to us or at no cost. This can subject previously proprietary software to open source license terms.

While we monitor the use of open source software in our products, processes and technology and try to ensure that no open source software is used in such a way as to require us to disclose the source code to the related product, processes or technology when we do not wish to do so, such use could inadvertently occur. Additionally, if a third-party software provider has incorporated certain types of open source software into software we license from such third-party for our products, processes or technology, we could, under certain circumstances, be required to disclose the source code to our products, processes or technology. This could harm our intellectual property position and our business, results of operations and financial condition.

Risk related to the Merger

Although we expects to realize certain benefits as a result of the Merger, there is the possibility that  following the Merger we may be unable to integrate successfully the business of Magnum to realize the anticipated benefits of the Merger or do so within the intended timeframe.

We will be required to devote significant management attention and resources to integrating the business practices and operations of Magnum with ours. Due to legal restrictions, we and Magnum have only been able to conduct limited planning regarding the integration of Magnum into GigPeak after completion of the Merger and we have not yet determined the exact nature of how the businesses and operations of Magnum will be run following the Merger. Potential difficulties we may encounter as part of the integration process include the following:

•	the costs of integration and compliance and the possibility that the full benefits anticipated to result from the Merger will not be realized;

•	any delay in the integration of management teams, strategies, operations, products and services;

•	diversion of the attention of management as a result of the Merger;

•
lack of engineering knowledge and ability to overcome and fix deficiencies that are reported by customers pertaining to lack of competitiveness of our products or insufficient features and functionalities of our products that are demanded by customers

•	lack of commitment going-forward of Magnum customers, based on fatigue, loss of trust, or disapproval of the directions of Magnum pre-acquisition, or GigPeak post-acquisition;

•	loss of customers that will consider GigPeak to be a competitor post-acquisitions, or due to the acquisition of a customer by a competitor to GigPeak;

•
loss of projected revenues to GigPeak due to undisclosed arrangements that Magnum had done with customers pre-acquisition, leading to excessive pull-in of products prior to the acquisition closing, resulting in large inventory of products with the customer and lack of need to purchase products from GigPeak for a short or long period of time. There may also be occurrences of customer demand for return (RMA) of purportedly defective products that were shipped by Magnum prior to the acquisition closing, and are to be corrected, guaranteed and replaced by GigPeak and will lead to further financial losses;

•	differences in business backgrounds, corporate cultures and management philosophies that may delay successful integration;

•	the ability to create and enforce uniform standards, controls, procedures, policies and information systems;

•
the challenge of integrating complex systems, technology, networks and other assets of Magnum into those of GigPeak in a manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;

•	potential unknown liabilities and unforeseen increased expenses or delays associated with the Merger, including costs to integrate Magnum;

•	the disruption of, or the loss of momentum in, our ongoing businesses; and

•
the potential unknown and undisclosed technical deficiencies and lack of required features and functionalities in the Magnum products that will prevent the deployment and sale of those products. It is only through our interactions with the customers during the months following the acquisition that we will be able to define whether our products are salable and deployable what-so-ever, or are not competitive, and hence will not be capable of generating meaningful revenue.

Any of these factors could adversely affect the ability of GigPeak following the Merger to benefit financially from the merger, maintain relationships with customers, suppliers, employees and other constituencies or its ability to achieve the anticipated benefits of the Merger or could reduce or even completely diminish the earnings or otherwise adversely affect the business and financial results of GigPeak after the Merger.

The Merger may not be accretive, or may even be dilutive, and may cause dilution to GigPeak’s earnings per share, which may harm the market price of GigPeak common stock following the Merger.

While the Merger is expected to be accretive to GigPeak’s future earnings per share, there can be no assurance with respect to the timing and scope of the accretive effect or whether it will be accretive at all. GigPeak following the Merger could encounter additional transaction and integration-related costs or other factors such as the failure to realize all of the benefits anticipated in the Merger or a downturn in its business. All of these factors could cause dilution to GigPeak’s earnings per share following the Merger, decrease the expected accretive effect of the Merger, or even cause meaningful losses to GigPeak, and cause a decrease in the price of shares of GigPeak common stock following the Merger.

After paying the cash consideration to the former Magnum stockholders upon the Closing of the Merger as well as the other cash expenditures related to the Merger, GigPeak will have a substantially lower balance of cash and cash equivalents, and increased borrowings under its credit agreement.

To partially finance amounts being spent in the Merger, GigPeak entered into a Third Amended and Restated Loan and Security Agreement (the “Third Restated Loan Agreement”) with Silicon Valley Bank (“SVB”). Pursuant to the Third Restated Loan Agreement, the total aggregate amount that we are entitled to borrow from SVB has increased to $29 million, which is split into two different credit facilities, comprised of (i) the existing Revolving Loan facility which was amended to provide that we are entitled to borrow from SVB up to $14 million, based on net eligible accounts receivable after an 80% advance rate and subject to limits based on our eligible accounts as determined by SVB (the “Amended Revolving Loan”) and (ii) a second facility under which we are entitled to borrow from SVB up to $15 million without reference to accounts receivable, and which must be repaid in sixty equal installments, unless we exercise our right to prepay the loan under the conditions of, and subject to the limitations to, the Third Restated Loan Agreement (the “Acquisition Term Loan”). At the Closing of the Merger, we borrowed a combined total of $22.1 million from SVB pursuant to the terms of the Third Restated Loan Agreement. Immediately prior to the Closing of the Merger, we had no outstanding obligations to SVB. In addition, we used approximately $13.6 million, net, of our cash to pay amounts being spent in the Merger. As a result of the use of cash for the Merger, we do not have this cash available for other uses. There is also an element of significant interest payments of approximately $270,000 per quarter that will further negatively impact the cash balances of GigPeak.

GigPeak following the Merger will incur significant transaction and integration related costs in connection with the Merger.

GigPeak expects to incur costs associated with integrating the operations of Magnum following the Closing of the Merger. The amount of these costs could be material to the financial position and results of operations of GigPeak following the Merger. A substantial amount of such expenses will be comprised of transaction costs related to the Merger, facilities and systems consolidation costs, and employee-related costs. GigPeak will also incur fees and costs related to formulating integration plans and performing these activities. Additional unanticipated costs may be incurred in the integration of the two companies’ businesses. The elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may not offset incremental transaction and other integration related costs in the near term.

GigPeak may not have discovered undisclosed liabilities and product deficiencies of Magnum.

GigPeak’s due diligence review of Magnum may not have discovered undisclosed liabilities and product deficiencies of Magnum. If Magnum has undisclosed liabilities or product deficiencies, GigPeak as a successor owner may be responsible for such undisclosed liabilities. GigPeak has tried to control its exposure to undisclosed liabilities by obtaining certain protections under the Merger Agreement, including representations and warranties from Magnum regarding undisclosed liabilities, however, such representations and warranties expire by their terms on the completion of the Merger. There can be no assurance that such provisions in the Merger Agreement will protect GigPeak against any undisclosed liabilities or product deficiencies being discovered or provide an adequate remedy for any undisclosed liabilities that are discovered. Such undisclosed liabilities could have an adverse effect on the business and results of operations of GigPeak and may adversely affect the value of GigPeak common stock after the consummation of the Merger.

Uncertainties associated with the Merger may cause a loss of employees and may otherwise materially adversely affect the future business and operations of GigPeak following the Merger.

GigPeak’s success following the Merger will depend upon the ability of GigPeak to retain senior management and key employees of GigPeak and Magnum following the Merger. In some of the fields in which GigPeak and Magnum operate, there are only a limited number of people in the job market who possess the requisite skills, and it may be increasingly difficult for GigPeak following the Merger to hire personnel over time. GigPeak following the Merger will operate in many geographic locations, including Silicon Valley and Ontario, Canada, where the labor markets, especially for engineers, are particularly competitive.

Current and prospective employees of GigPeak and Magnum may experience uncertainty about their roles with GigPeak following the Merger. In addition, key employees may depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with GigPeak following the Merger. The loss of services of certain senior management or key employees of GigPeak and Magnum or the inability to hire new personnel with the requisite skills could restrict the ability of GigPeak following the Merger to develop new products or enhance existing products in a timely manner, or to sell products to customers or to manage the business of GigPeak following the Merger effectively. Also, the business, financial condition and results of operations of GigPeak following the Merger could be materially adversely affected by the loss of any of its key employees, by the failure of any key employee to perform in his or her current position, or by GigPeak’s inability to attract and retain skilled employees, particularly engineers.

If the selling stockholders immediately sell our common stock received in the Merger, they could cause our common stock price to decline.

The issuance of our common stock in connection with the Merger could have the effect of depressing the market price for our common stock. When the registration statement that we filed to register these shares becomes effective, the shares of common stock issued to the former stockholders and noteholders of Magnum in connection with the closing of the Merger will be available for resale in the public market.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously reported on our Current Reports on Form 8-K filed on March 22, 2016 and March 24, 2106, on March 21, 2016, we entered into a Securities Purchase Agreement (the “PDSTI Agreement”) with Pudong Science and Technology Investment (Cayman) Co., Ltd., an affiliate of Shanghai Pudong Science and Technology Investment Co., Ltd. (collectively, “PDSTI”), pursuant to which PDSTI purchased approximately $5 million of our common stock. Under the PDSTI Agreement, on March 24, 2016, we issued 1,754,385 shares of our common stock (the “Shares”) to PDSTI in a private placement at a purchase price of $2.85 per Share.

Pursuant to the PDSTI Agreement, we have agreed to file a registration statement on Form S3 to provide registration rights to PDSTI in respect of the Shares. To the extent that such registration statement has not been declared effective by the Securities and Exchange Commission on or before July 7, 2016, we will pay to PDSTI, as liquidated damages, 0.4% of the aggregate purchase price on a monthly, prorated basis, until the registration statement has been declared effective. Interest on these liquidated damages will accrue at the rate of 1.0% per month until paid in full. In the event that any U.S. governmental body or agency takes any action or issues any order that would prevent PDSTI from holding the Shares or invalidates our issuance of the Shares to PDSTI, we have agreed to return PDSTI’s full purchase price, plus 0.4% interest on the purchase price (accruing monthly until paid in full), and to reimburse PDSTI’s expenses in connection with negotiating the private placement, up to $15,000.

Upon their issuance, the Shares represent approximately 3.77% of our outstanding shares of common stock. We recorded $4.7 million, net, comprised of the purchase price of $5.0 million net of $300,000 related cost (which included a $250,000 commission fee to Cowen & Company for their services as placement agent), on the condensed consolidated balance sheet as redeemable common stock as of March 27, 2016.

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

GIGPEAK, INC.

Date: May 06, 2016	/S/ Avi S. Katz
Dr. Avi S. Katz Chief Executive Officer and Chairman of the Board

Date: May 06, 2016	/S/ Darren Ma
Darren Ma Chief Financial Officer