Form 10-Q
period 2016-06-26
GigPeak, Inc.
filed 2016-08-05
CIK 1432150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2016

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

Commission file number: 001-35520

GIGPEAK, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-2439072
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

130 Baytech Drive
San Jose, CA  95134

(Address of principal executive offices, including zip code)

(408) 522-3100

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

The number of shares of Common Stock outstanding as of July 29, 2016, the most recent practicable date prior to the filing of this Quarterly Report on Form 10-Q, was 67,461,220 shares.

PART I
FINANCIAL INFORMATION
GIGPEAK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 26,	December 31,
	2016	2015
ASSETS	(Unaudited)	(1)
Current assets:
Cash and cash equivalents	$45,798	$30,245
Accounts receivable, net	14,183	10,596
Inventories	9,072	6,880
Prepaid and other current assets	1,027	580
Total current assets	70,080	48,301
Property and equipment, net	3,628	3,133
Intangible assets, net	28,717	4,530
Goodwill	45,823	12,565
Restricted cash	229	330
Other assets	1,438	251
Total assets	$149,915	$69,110

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,137	$3,659
Accrued compensation	2,886	1,782
Notes payable, current	2,924	-
Other current liabilities	4,789	2,219
Total current liabilities	17,736	7,660
Pension liabilities	356	349
Notes payable, net of current portion	18,343	-
Other long term liabilities	4,297	912
Total liabilities	40,732	8,921
Commitments and contingencies (Note 8)
Redeemable common stock, $0.001 par value; 1,754,385 shares issued and outstanding as of June 26, 2016	4,614	-
Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of June 26, 2016 and December 31, 2015, respectively	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 66,397,086 and 45,221,397 shares issued and outstanding as of June 26, 2016 and December 31, 2015, respectively	66	45
Additional paid-in capital	207,335	163,036
Treasury stock, at cost; 701,754 shares as of June 26, 2016 and December 31, 2015, respectively	(2,209)	(2,209)
Accumulated other comprehensive income	359	332
Accumulated deficit	(100,982)	(101,015)
Total stockholders’ equity	104,569	60,189
Total liabilities, redeemable common stock and stockholders’ equity	$149,915	$69,110

See accompanying notes to condensed consolidated financial statements.

(1)	The condensed consolidated balance sheet as of December 31, 2015 has been derived from the audited consolidated financial statements as of that date.

GIGPEAK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Revenue	$15,368	$9,840	$26,730	$18,900
Cost of revenue	5,193	3,611	8,876	7,278
Gross profit	10,175	6,229	17,854	11,622
Operating expenses:
Research and development	5,690	3,224	9,215	6,472
Selling, general and administrative	4,006	2,442	8,168	5,212
Total operating expenses	9,696	5,666	17,383	11,684
Income (loss) from operations	479	563	471	(62)
Interest expense, net	(256)	(3)	(256)	(6)
Other expense, net	(81)	(19)	(85)	(18)
Income (loss) before provision for income taxes	142	541	130	(86)
Provision for income taxes	57	16	97	25
Income (loss) from consolidated companies	85	525	33	(111)
Loss on equity investment	$-	3	$-	3
Net income (loss)	$85	$522	$33	$(114)

Net income (loss) per share—basic	$0.00	$0.02	$0.00	$(0.00)

Net income (loss) per share—diluted	$0.00	$0.02	$0.00	$(0.00)

Weighted average number of shares used in basic net income (loss) per share calculations	54,791	32,885	49,790	32,705

Weighted average number of shares used in diluted net income (loss) per share calculations	57,656	33,922	52,941	32,705

See accompanying notes to condensed consolidated financial statements.

GIGPEAK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Net income (loss)	$85	$522	$33	$(114)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	15	(17)	27	3
Other comprehensive income (loss), net of tax	15	(17)	27	3
Comprehensive income (loss)	$100	$505	$60	$(111)

See accompanying notes to condensed consolidated financial statements.

GIGPEAK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 26,	June 28,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$33	$(114)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,839	1,775
Stock-based compensation	2,358	2,189
Change in fair value of warrants	(28)	4
Non-cash interest expense	10	—
Loss on equity investment	—	3
Provision for doubtful accounts	20	—
Changes in operating assets and liabilities:
Accounts receivable	(2,485)	112
Inventories	(899)	(1,685)
Prepaid and other current assets	(154)	(888)
Other assets	27	(20)
Accounts payable	1,905	(91)
Accrued compensation	(97)	491
Other current liabilities	(991)	(381)
Other long-term liabilities	127	104
Net cash provided by operating activities	2,665	1,499
Cash flows from investing activities:
Acquisition, net of cash acquired	(35,443)	—
Equity investment	(1,200)	—
Purchases of property and equipment	(1,241)	(1,118)
Change in restricted cash	102	—
Net cash used in investing activities	(37,782)	(1,118)
Cash flows from financing activities:
Proceeds from public offering of stock, net of issuance costs	24,706	—
Proceeds from debt financing, net of issuance costs	21,900	—
Proceed from private offering of stock, net of costs	4,950	—
Proceeds from exercise of stock options	639	32
Taxes paid related to net share settlement of equity awards	(1,049)	(501)
Repayments on debt	(502)	(2)
Net cash provided by (used in) financing activities	50,644	(471)
Effect of exchange rates on cash and cash equivalents	26	34
Net increase (decrease) in cash and cash equivalents	15,553	(56)
Cash and cash equivalents at beginning of period	30,245	18,438
Cash and cash equivalents at end of period	$45,798	$18,382
Supplemental disclosure of cash flow information
Interest paid	$272	$8
Taxes paid	$103	—
Supplemental disclosure of non-cash investing and financing information
Issuance of common stock in conjunction with acquisition	$17,896	$—
Purchase of property and equipment included in accounts payable	$258	$136
Offering costs included in accounts payable and other current liabilities	$709	$—
Incremental fair value of warrants modified in connection with SVB credit facilities	$143	$—

See accompanying notes to condensed consolidated financial statements.

GIGPEAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

Organization

GigPeak Inc. (formerly GigOptix, Inc.) (“GigPeak” or the “Company”) is a leading innovator of semiconductor integrated circuits (“ICs”) and software solutions for high-speed connectivity and high-quality video compression. The Company’s focus is to develop and deliver products that enable lower power consumption and faster data connectivity, more efficient use of network infrastructure and broader connectivity to the Cloud, reducing the total cost of ownership for the network’s operators. GigPeak addresses both the speed of data transmission and the amount of bandwidth the data consumes within the network, and its products also help to improve the efficiency of  various Cloud-connected applications, such as the Internet-of-Things (“IoT”). The recently extended GigPeak product portfolio provides more flexibility to support on-going changes in the connectivity that customers and markets require by deploying a wider offering of solutions from various kinds of semiconductor materials, ICs and Multi-Chip-Modules (“MCMs”), through cost-effective application specific integrated circuit (“ASICs”) and system-on-chips (“SoCs”), and into full software programmable open-platform offerings.

Since inception in 2007, the Company has expanded its customer base through its sales and marketing activities, and by acquiring and integrating eight (8) companies with complementary and synergistic products and customers. GigPeak established a worldwide direct sales force which is supported by a number of channel representatives and distributors that sell its products throughout North America, Europe, Japan and Asia.

Basis of Presentation

The Company’s fiscal year ends on December 31. For quarterly reporting, the Company employs a five-week, four-week, four-week, reporting period. The second quarter of 2016 ended on Sunday, June 26, 2016. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements as of June 26, 2016 and for the three and six months ended June 26, 2016 and June 28, 2015, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. The statements include the accounts of the Company and all of its subsidiaries and they do not include all of the information and footnotes required by such accounting principles for annual financial statements. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of June 26, 2016, and the results of operations and cash flows for the six months ended June 26, 2016 and June 28, 2015. The condensed consolidated results of operations for the three and six months ended June 26, 2016 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2016. This Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Form 10-K filed with the SEC on March 14, 2016 (the “2015 Form 10-K”).

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

Revenue Recognition

The Company’s revenue is mainly derived from the following sources: (i) product revenue, which includes hardware, software and perpetual software license revenue; (ii) services revenue, which include post contract support (“PCS”), professional services, and training; (iii) royalty revenue based on the number of ICs the customers sold during a particular period by the agreed-upon royalty rate; and (iv) engineering project revenues through the development stage.

Revenue from sales of optical communication drivers and receivers and multi-chip modules, broadcasting SoCs for video broadcasting, distribution and contribution applications, and other hardware and software products is recognized when persuasive evidence of a sales arrangement exists, transfer of title occurs, the sales price is fixed or determinable and collection of the resulting receivable is reasonably assured. The Company generally provides standard product warranty on its products and warranty reserves are made at the time revenue is recorded. See Note 8—Commitments and Contingencies for further detail related to the warranty reserve.

Customer purchase orders are generally used to determine the existence of an arrangement. Transfer of title and risk of ownership occur based on defined terms in customer purchase orders, and generally pass to the customer upon shipment, at which point goods are delivered to a carrier. There are no formal customer acceptance terms or further obligations, outside of standard product warranty. The Company assesses whether the sales price is fixed or determinable based on the payment terms associated with the transaction. Collectibility is assessed based primarily on the credit worthiness of the customer as determined through ongoing credit evaluations of the customer’s financial condition as well as consideration of the customer’s payment history.

The Company sells some products to distributors at the price listed in its price book for that distributor. Certain of the Company’s distributor agreements provide for semi-annual stock rotation privileges of 5% to 10% of net sales for the previous six-month period. At the time of sale, the Company records a sales reserve against revenues for stock rotations approved by management. Each month the Company adjusts the sales reserve for the estimated stock rotation privilege anticipated to be utilized by the distributors. When the distributors pay the Company’s invoices, they may claim stock rotations when appropriate. Once claimed, the Company processes the requests against the prior authorizations and reduces the reserve previously established for that customer. As of June 26, 2016 and December 31, 2015, the reserve for stock rotations was $154,000 and $490,000, respectively, and is recorded in other current liabilities on the consolidated balance sheets.

The Company records transaction-based taxes including, but not limited to, sales, use, value added, and excise taxes, on a net basis in its consolidated statements of operations.

Service revenue includes customer support services, primarily software maintenance contract services and professional services. Revenue from service contracts is recognized ratably over the contract term, generally ranging from one to three years. Professional services, such as training services, are offered under time and material or fixed-fee contracts. Professional services revenue is recognized as services are performed.

The Company recognizes royalty revenue based on reports received from customers during the quarter, assuming that all other revenue recognition criteria are met. The customers generally report shipment information typically within 45 days following the end of their respective quarters. If there is a reliable basis on which the Company can estimate its royalty revenues prior to obtaining the customers’ reports, the Company will recognize royalty revenues in the quarter in which they are earned. If there is not a reliable basis for estimating royalties, the Company will recognize revenue in the following quarter when the shipment report is received.

The Company also enters into product development arrangements with certain customers. In general, non-recurring engineering projects require complex technology development and achievement of the development milestones is dependent on the Company’s performance. The milestone payment is generally commensurate with the Company’s effort or the value of the deliverable and is nonrefundable. Although development milestones are typically accepted by the customers, the Company does not have certainty about its ability to achieve these milestones. As such, revenue from product development arrangements are recorded when development milestones are achieved. These revenues are typically recorded at 100% gross margin because the costs associated with non-recurring engineering projects are recorded in research and development as expenses are incurred. The development efforts related to non-recurring engineering projects generally benefit the Company’s overall product development programs beyond the specific project requested by its customers.

Deferred Revenue

Deferred revenue primarily represents PCS contracts billed in advance but yet to be recognized. The current portion of deferred revenue represents the amounts that are expected to be recognized as revenue within one year of the balance sheet date. As of June 26, 2016, current portion of deferred revenue of $1.4 million is included in other current liabilities and noncurrent portion of deferred revenue of $2.7 million is included in other long term liabilities in the condensed consolidated balance sheets.

Business Combination

The Company applied the purchase method of accounting to its recent acquisition of Magnum Semiconductor, Inc. (“Magnum”). See Note 4 —Acquisition for additional information on the Magnum acquisition. Under this method of accounting, all assets acquired and liabilities assumed are recorded at their respective fair values at the date of the completion of the transaction. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, intangibles and other asset lives, among other items. Fair value is defined as the price that would be received in a sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). Market participants are assumed to be buyers and sellers in the principal (most advantageous) market for the asset or liability. Additionally, fair value measurements for an asset assume the highest and best use of that asset by market participants. As a result, the Company may have been required to value the acquired assets at fair value measurements that do not reflect its intended use of those assets. Use of different estimates and judgments could yield different results. Any excess of the purchase price over the fair value of the net assets acquired is recognized as goodwill.

The accounting for the Magnum acquisition is based on currently available information and is considered preliminary. Although the Company believes that the assumptions and estimates made are reasonable and appropriate, they are based in part on historical experience and information that may be obtained from management of the acquired company and are inherently uncertain. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates, or actual results. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in the Company’s condensed consolidated statements of operations.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) which clarified the revenue recognition implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing which clarified the revenue recognition guidance regarding the identification of performance obligations and the licensing implementation. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients which narrowly amended the revenue recognition guidance regarding collectibility, noncash consideration, presentation of sales tax and transition. ASU 2016-08, ASU 2016-10 and ASU 2016-12 are effective during the same period as ASU No. 2014-09, Revenue from Contracts with Customers, which is effective for annual reporting period beginning after December 15, 2017, with the option to adopt one year earlier. The Company is still evaluating the impact of the adoption of ASU 2016-08, ASU 2016-10 and ASU 2016-12.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The standard identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. ASU 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-09.

In March 2016, the FASB issued ASU No. 2016-07, Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. This guidance eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by step basis as if the equity method had been in effect during all previous periods that the investment had been held. ASU 2016-07 is effective for interim and annual reporting periods beginning after December 15, 2016. The Company does not expect the adoption will have a material impact on its condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes Topic 840, Leases. The guidance in this new standard requires lessees to recognize assets and liabilities arising from operating leases on the balance sheet. For operating leases, a lessee is required to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position, to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis, and to classify all cash payments within operating activities in the statement of cash flows. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. The Company is currently evaluating the impact of the adoption of ASU 2016-02.

NOTE 2—BALANCE SHEET COMPONENTS

Accounts Receivable, Net

Accounts receivable, net consisted of the following (in thousands):
	June 26,	December 31,
	2016	2015
Accounts receivable	$14,265	$10,659
Allowance for doubtful accounts	(82)	(63)
	$14,183	$10,596

Inventories

Inventories consisted of the following (in thousands):

	June 26,	December 31,
	2016	2015
Raw materials	$2,690	$2,379
Work in process	5,167	2,710
Finished goods	1,215	1,791
	$9,072	$6,880

The Company writes down inventory for excess quantities and obsolescence based on estimated future demand. The Company incurred insignificant inventory write-offs during the three and six months ended June 26, 2016 and June 28, 2015.

Property and equipment, net

Property and equipment, net consisted of the following (in thousands, except depreciable life):

	Life	June 26,	December 31,
	(In years)	2016	2015
Network and laboratory equipment	3 – 5	$18,101	$13,520
Computer software and equipment	2 – 3	4,234	4,207
Furniture and fixtures	3 – 7	165	165
Office equipment	3 – 5	144	142
Leasehold improvements	1 – 5	781	316
		23,425	18,350
Accumulated depreciation and amortization		(19,797)	(15,217)
Property and equipment, net		$3,628	$3,133

For the three and six months ended June 26, 2016, depreciation expense related to property and equipment was $391,000 and $729,000, respectively. For the three and six months ended June 28, 2015, depreciation expense related to property and equipment was $380,000 and $795,000, respectively.

In addition to the property and equipment above, the Company has prepaid licenses. For the three and six months ended June 26, 2016, amortization related to these prepaid licenses was $472,000 and $777,000, respectively. For the three and six months ended June 28, 2015, amortization related to these prepaid licenses was $281,000 and $533,000, respectively.

Other current liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	June 26,	December 31,
	2016	2015

Deferred revenue	$1,444	$-
Customer deposits	1,073	342
Warranty liability	301	325
Accrual legal and accounting	253	129
Amounts billed to the U.S. government in excess of approved rates	191	191
Sales return reserve	154	490
Other	1,373	742
	$4,789	$2,219

Other long term liabilities

Other long term liabilities consisted of the following (in thousands):

	June 26,	December 31,
	2016	2015
Deferred revenue	$2,726	$-
Deferred income tax	1,017	318
Income taxes payable for unrecognized tax benefits	328	434
Other	226	160
Total other long term liabilities	$4,297	$912

NOTE 3—FAIR VALUE

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

The Company’s financial instruments measured at fair value on a recurring basis consist of Level I assets and Level III liabilities. Level I assets include highly liquid money market funds that are included in cash and cash equivalents. Level III liabilities consist of common stock warrants liability that are included in other current liabilities. For the six months ended June 26, 2016, the Company did not have any significant transfers between Level 1, Level 2 and Level 3.

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 26, 2016 and December 31, 2015 (in thousands):

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 26, 2016:
Financial Assets:
Money market funds	$12,380	$12,380	$-	$-
Financial Liabilities:
Common stock warrants liability	$11	$-	$-	$11

December 31, 2015:
Financial Assets:
Money market funds	$12,364	$12,364	$-	$-
Financial Liabilities:
Common stock warrants liability	$39	$-	$-	$39

Cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other current liabilities are stated at carrying value, which approximates fair value due to their short-term maturities. The carrying value of the Company’s revolving loan, term loan and capital lease obligations approximates fair value as the stated borrowing rates approximate market rates currently available to the Company for loans and capital leases with similar terms.

Common Stock Warrants Liability

The Company issued warrants to purchase common stock in connection with a waiver of certain events of default that arose under a November 2009 loan and security agreement with Bridge Bank. Certain provisions in the warrant agreements provided for down-round protection if the Company raised equity capital at a per share price less than the per share price of the warrants. Such down-round protection requires the Company to classify the common stock warrants as a liability. Common stock warrants are initially measured at its estimated fair value on the issuance date. At the end of each reporting period, change in fair value of common stock warrants are recorded in other income (expense), net on the consolidated statements of operations. The Company will continue to adjust the common stock warrants liability to its estimated fair value until the earlier of the exercise or expiration of the underlying warrants.

In July 2010, December 2013 and September 2015, the Company raised additional capital through offerings of common stock of 2,760,000 shares, 9,573,750 shares and 10,643,000 shares at a price of $1.75 per share, $1.42 per share and $1.70 per share, respectively. In June 2016, the Company completed another round of equity financing through an offering of common stock of 13,194,643 shares at $2.00 per share (See Note 9—Stockholders’ Equity and Stock-based Compensation). All of these equity financing transactions triggered the down-round protection and adjustment of the number of warrants issued to Bridge Bank.

The following table summarizes the key terms of common stock warrants subject to liability classification as of June 26, 2016 and December 31, 2015 (in thousands, except share and per share amounts):

	Number of Common Stock Warrants						Fair Value
Holder	Upon Issuance	As of June 26, 2016	As of December 31, 2015	Grant Date	Expiration Date	Price per Share	As of June 26, 2016	As of December 31, 2015
Bridge Bank	20,000	32,429	31,573	April 7, 2010	April 7, 2017	$2.25	$11	$39

The fair value of common stock warrants was determined using Black-Scholes option-pricing model. The fair value of the warrants was estimated using the following assumptions:

	As of June 26, 2016	As of December 31, 2015
Stock price	$1.90	$3.04
Exercise price	$2.25	$2.31
Expected life	0.81 years	1.55 years
Risk-free interest rate	0.49%	0.86%
Volatility	62%	62%
Fair value per share	$0.35	$1.23

The change in the fair value of the Level 3 common stock warrants liability during the three and six months ended June 26, 2016 and June 28, 2015 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 26,	June 28,	June 26,	June 28,
	2016	2015	2016	2015
Fair value—beginning of period	$30	$7	$39	$8
Change in fair value	(19)	5	(28)	4
Fair value—end of period	$11	$12	$11	$12

NOTE 4—ACQUISITION

On April 5, 2016, the Company completed its acquisition of Magnum pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”). Magnum was a fabless semiconductor manufacturer and software solution developer, and provided a well-developed and comprehensive portfolio of video broadcasting and compression solutions to GigPeak. The total purchase consideration was a combination of equity and cash, including 6,990,654 shares of common stock with a fair value of $17.9 million and a cash payment of $37.1 million of which a significant portion was used to repay Magnum’s outstanding debt and other liabilities. Pursuant to the Merger Agreement, $6.0 million of the purchase consideration remains in escrow for a period of up to at least 12 months and relates to certain indemnification obligations of Magnum’s former equity holders. Of this $6 million, $5.0 million will be held for a period of up to at least 12 months, with the remainder held for an additional 12 months. After the end of the second quarter, in June 2016, the Company submitted a claim to the stockholder representative for a net working capital adjustment pursuant to the terms of the Merger Agreement with Magnum and the parties are working through the process set forth the Merger Agreement. The Magnum acquisition was partially funded by borrowings of $22.1 million from Silicon Valley Bank (See Note 7—Credit Facilities).

The total purchase consideration of $55.0 million has been allocated on a preliminary basis to tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date. The Company will continue to evaluate certain assets, liabilities and tax estimates that are subject to change within the measurement period (up to one year from the acquisition date).

The following table summarizes the fair values of assets acquired and liabilities assumed (in thousands):

Tangible assets acquired:
Cash and cash equivalents	$1,707
Accounts receivable	1,122
Inventories	1,293
Other current assets	1,069
Property and equipment	233
Other long-term assets	15
Liabilities assumed:
Accounts payable	(1,279)
Accrued and other current liabilities	(2,387)
Deferred revenue, net of associated costs	(4,912)
Other long-term liabilities	(593)
Identifiable intangible assets acquired:
Developed technology	16,710
In-process research and development (IPR&D)	7,680
Customer relationships	800
Trade name	330
Goodwill arising from the acquisition:
Goodwill	33,258
Total purchase consideration	$55,046

The Company determined the valuation of the identifiable intangible assets using established valuation techniques. The developed technology was valued using the forward looking multi-period excess earnings method under the income approach. The IPR&D was valued using the cost to recreate method under the asset approach. Customer relationships and trade name were valued under the distributor method and under the relief from royalty method, respectively. Identifiable intangible assets acquired are amortized on a straight line basis over their respective estimated useful lives of 15 months to 7 years (See Note 5—Intangible Assets and Goodwill).

Goodwill represents the excess of the purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from the Magnum acquisition primarily consisted of the business synergies expected from the combined entities.

For the six months ended June 26, 2016, the Company incurred acquisition-related transaction costs of $1.3 million, which were recorded in general and administrative expenses in the condensed consolidated statements of operations.

Pro forma financial information (unaudited)

The following table presents the unaudited pro forma financial information for the combined entity of GigPeak and Magnum for the three and six month periods ended June 26, 2016 and June 28, 2015, as if the acquisition had occurred at the beginning of the periods presented after giving effect to certain purchase accounting adjustments. Magnum was acquired on April 5, 2016.

	Three months ended		Six months ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
	(in thousands except per share amounts)
Net revenue	$15,975	$16,187	$30,606	$28,341

Net loss	$(472)	$(2,089)	$(4,421)	$(7,608)

Basic and diluted net loss per share	$(0.01)	$(0.05)	$(0.08)	$(0.19)

NOTE 5—INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of the following (in thousands):

		As of June 26, 2016			As of December 31, 2015
	Life (years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Definite-lived intangible assets:
Customer relationships	6-8	$4,077	$(2,781)	$1,296	$3,277	$(2,542)	$735
Existing technology	6-7	23,237	(4,382)	18,855	6,527	(3,386)	3,141
Patents	5-16	457	(410)	47	457	(407)	50
Trade name	1-10	989	(533)	456	659	(438)	221
Total definite-lived intangible assets		28,760	(8,106)	20,654	10,920	(6,773)	4,147
Indefinite-lived intangible assets:
IPR&D	indefinite	8,063	-	8,063	383	-	383
Total intangible assets		$36,823	$(8,106)	$28,717	$11,303	$(6,773)	$4,530

For the three and six months ended June 26, 2016 and June 28, 2015, amortization of intangible assets was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Cost of revenue	$700	$104	$803	$207
Research and development expense	98	-	195	-
Selling, general and administrative expense	215	120	335	240
	$1,013	$224	$1,333	$447

Estimated future amortization expense related to intangible assets as of June 26, 2016 is as follows (in thousands):

Years ending December 31,
2016 (remainder of the year)	$2,001
2017	3,512
2018	2,955
2019	2,946
2020	2,897
Thereafter	6,343
Total	$20,654

The Company did not record an impairment charge on any intangible assets or goodwill during the three and six months ended June 26, 2016 and June 28, 2015.

NOTE 6— INVESTMENT IN UNCONSOLIDATED AFFILIATES

In January 2016, the Company invested $1.2 million for a minority stake in Anagog Ltd. (“Anagog”), the developer of the world’s largest crowdsourced parking network. Anagog perfects the mobility status algorithms that allow for advanced on-phone machine learning capabilities for the best user experience with ultra-low battery consumption and a high level of privacy protection. As of June 26, 2016, this cost method investment of $1.2 million is recorded in other assets on the condensed consolidated balance sheets.

In February 2014, together with CPqD, the Company incepted a joint venture, originally named BrPhotonics Produtos Optoeletrônicos LTDA and after an investment in May 2016 by Inova Empresa Fundo De Investimento Em Participações, now named BrPhotonics Produtos Optoeletrônicos S/A (“BrP”), of which the Company owns 37.9%. BrP is a provider of advanced high-speed devices for optical communications and integrated transceiver components for information networks, and is based in Campinas, Brazil. The Company transferred into BrP its knowledge-base and intellectual property of TFPSTM technology. The Company transferred its inventory related to the TFPSTM platform and the complete production line equipment that previously resided at its Bothell, Washington, facility to CPqD, for use on the BrP joint venture. As of the transfer date, the Company’s net book value of the inventory and property and equipment was $245,000 and $211,000, respectively. During the second quarter of 2015, the Company made an additional capital contribution of $3,000 pursuant to BrP’s Amended Articles of Association which resulted in a $459,000 investment in BrP.

For the years ended December 31, 2015 and 2014, the Company had losses of $3,000 and $456,000, respectively, for the Company’s allocated portion of BrP’s results. Since the Company’s share of the loss exceeded the Company’s carrying cost of its investment in BrP, the Company’s investment in an unconsolidated affiliate was written down to zero as of December 31, 2015.

NOTE 7—CREDIT FACILITIES

In March 25, 2013, the Company and its wholly owned subsidiaries, ChipX, Incorporated and Endwave Corporation (together with the Company, the “Prior Borrowers”) entered into a Second Amended and Restated Loan and Security Agreement (“Loan Agreement”) with Silicon Valley Bank (“SVB”) to replace the Amended and Restated Loan and Security Agreement entered in December 2011.

In May 2015, SVB and the Prior Borrowers amended the Loan Agreement by entering into a Second Amendment to the Second Restated Loan Agreement (the “Second Amendment”). Pursuant to the Second Amendment, the total aggregate amount that the Company was entitled to borrow from SVB under a Revolving Loan facility was $7 million, based on net eligible accounts receivable after an 80% advance rate and subject to limits based on the Company’s eligible accounts as determined by SVB. In addition, the applicable interest rate was decreased from Prime Rate plus 0.6% to Prime Rate plus 0.4%. The terms of the Second Amendment, were set to expire on May 6, 2016.

In April 2016, SVB and the Prior Borrowers, with newly acquired Magnum, entered into the Third Amended and Restated Loan and Security Agreement (the “Third Restated Loan Agreement”) , amending and restating the Loan Agreement, as amended, in its entirety. Pursuant to the Third Restated Loan Agreement, the total aggregate amount that the Company is entitled to borrow from SVB has increased to an amount not to exceed $29 million, which is split into two different credit facilities, comprised of (i) the existing Revolving Loan facility which was amended to provide that the Company is entitled to borrow from SVB up to an amount not to exceed $14.0 million, based on net eligible accounts receivable after an 80% advance rate and subject to limits based on the Company’s eligible accounts as determined by SVB (the “Amended Revolving Loan”) and (ii) a second facility under which the Company is entitled to borrow from SVB up to $15.0 million without reference to accounts receivable, and which must be repaid in sixty equal installments, unless the Company exercises its right to prepay the loan (the “Term Loan”). The interest rate for the revolving line is Prime Rate plus 0.4%, or 3.9% as of June 26, 2016. The interest rate for the term loan is Prime Rate plus 1.25%, or 4.75% as of June 26, 2016. The Amended Revolving Loan has a term of 24 months and an outstanding balance of $7.1 million as of June 26, 2016.  The outstanding balance of the Term Loan as of June 26, 2016 was $14.5 million, of which $3.0 million is recorded in the condensed consolidated balance sheet as notes payable, current.

Future principal payments under the Term Loan are as follows:

Year ending December 31,

2016 (remaining 6 months)	$1,500,000
2017	3,000,000
2018	3,000,000
2019	3,000,000
2020	3,000,000
Thereafter	1,000,000
Total	$14,500,000

SVB had two outstanding existing warrants to purchase common stock of the Company: (i) a warrant to purchase 4,125 shares of common stock at an exercise price of $0.73, with an expiration date of October 5, 2017; and (ii) a warrant to purchase 125,000 shares of common stock at an exercise price of $4.00 per share, with an expiration date of April 23, 2017. In connection with the Third Restated Loan Agreement, these warrants have been amended and restated to extend the expiration date to October 5, 2022 and April 22, 2022, respectively. The change in the fair value of the common stock warrants related to the extension of the expiration date was $143,000 and was recorded as a discount on the SVB loan.

In connection with the Third Restated Loan Agreement, the Company incurred legal and administrative expenses of $200,000 which was recorded as a discount on the SVB Term Loan. The debt discount will be amortized to interest expenses during the life of the term loan using the effective interest method.

The Third Restated Loan Agreement with SVB is collateralized by all of the Company’s assets, including all accounts, equipment, inventory, receivables, and general intangibles. The Third Restated Loan Agreement contains certain restrictive covenants that will impose significant operating and financial restrictions on its operations, including, but not limited to restrictions that limit its ability to:

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

NOTE 8—COMMITMENTS AND CONTINGENCIES

Commitments

Leases

The Company leases its domestic and foreign sales offices under non-cancelable operating leases. These leases contain various expiration dates and renewal options. The Company also leases certain software licenses under operating leases. Total facilities rent expense for the three and six months ended June 26, 2016 was $277,000 and $419,000, respectively, and for the three and six months ended June 28, 2015 was $117,000 and $228,000, respectively.

Aggregate non-cancelable future minimum rental payments under capital and operating leases are as follows (in thousands):

	Capital Leases	Operating Leases
Years ending December 31,	Minimum lease payments	Minimum lease payments
2016 (remainder of the year)	$14	$538
2017	10	418
2018	-	220
2019	-	220
2020 and beyond	-	110
Total minimum lease payments	24	$1,506
Less: Amount representing interest
Total capital lease obligations	24
Less: current portion	(22)
Long-term portion of capital lease obligations	$2

See Note 13 for information about our new headquarters lease.

Contingencies

Tax Contingencies

The Company’s income tax calculations are based on application of the respective U.S. federal, state or foreign tax law. Its tax filings, however, are subject to audit by the respective tax authorities. Accordingly, the Company recognizes tax liabilities based upon its estimate of whether, and the extent to which, additional taxes will be due.

Legal Contingencies

From time to time, the Company may become involved in legal proceedings, claims and litigation arising in the ordinary course of business. When it believes a loss is probable and can be reasonably estimated, it accrues the estimated loss in its consolidated financial statements. Where the outcome of these matters is not determinable, it does not make a provision in its consolidated financial statements until the loss, if any, is probable and can be reasonable estimated or the outcome becomes known.

Product Warranties

The Company’s products typically carry a standard warranty period of approximately one year. The Company records a liability based on estimates of the costs that may be incurred under its warranty obligations and charges such costs to the cost of revenue at the time revenues are recognized. The warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. The estimates of anticipated rates of warranty claims and costs per claim are primarily based on historical information and future forecasts.

The table below summarizes the activities related to accrued product warranties, which is included as a component of other current liabilities, for the three and six months ended June 26, 2016 and June 28, 2015 (in thousands):

	Three months ended		Six months ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Accrued product warranties—beginning of period	$286	$369	$325	$334
Warranty charges	80	81	88	278
Warranties settled	(65)	(93)	(112)	(255)
Accrued product warranties—end of period	$301	$357	$301	$357

NOTE 9—STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Public Offering

On June 10, 2016, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with selling stockholders and Cowen and Company, LLC, Raymond James & Associates, Inc. and Needham & Company, LLC relating to (i) a public primary offering of an aggregate of 11,319,643 shares of the Company’s common stock, par value $0.001 per share, at a public offering price of $2.00 per share; (ii) a public secondary offering by certain of its officers and its directors of an aggregate of 684,600 shares of common stock at $2.00 per share; and (iii) a public secondary offering by certain of its stockholders who were former stockholders of Magnum of an aggregate of 495,757 shares of common stock at $2.00 per share. The shares were accompanied by the associated rights to purchase shares of Series A Junior Preferred Stock, par value $0.001 per share, which the Company created by the Rights Agreement, dated December 16, 2011, between the Company and the American Stock Transfer & Trust Company, LLC, as Rights Agent, as amended by the Amended and Restated Rights Agreement, dated December 16, 2014. Under the terms of the Underwriting Agreement, the Company granted the underwriters a 30 day option to purchase up to an additional 1,875,000 shares of common stock to cover overallotments, which the underwriters subsequently exercised on June 15, 2016.

On June 15, 2016, the Company completed its public offering of the 13,194,643 newly issued shares of common stock. The net proceeds to the Company from the offering was approximately $24.3 million which consisted of proceeds of $24.7 million after underwriting discounts, commissions and expenses, less an additional $0.4 million for legal, accounting, registration and other transaction costs related to the public offering.

Private Equity Placement

On March 21, 2016, the Company entered into a Securities Purchase Agreement (the “PDSTI Agreement”) with Pudong Science and Technology Investment (Cayman) Co., Ltd., an affiliate of Shanghai Pudong Science and Technology Investment Co., Ltd. (collectively, “PDSTI”), pursuant to which PDSTI will purchase approximately $5.0 million of the Company’s common stock. Under the PDSTI Agreement, on March 24, 2016, the Company issued 1,754,385 shares of its common stock to PDSTI in a private placement at a purchase price of $2.85 per share.

Pursuant to the PDSTI Agreement, the Company agreed to file a registration statement on Form S-3 to provide registration rights to PDSTI in respect of the shares. The SEC declared the registration statement effective on June 3, 2016. The PDSTI Agreement provided that if the registration statement was not declared effective by July 7, 2016, the Company would pay to PDSTI, as liquidated damages, 0.4% of the aggregate purchase price on a monthly, prorated basis, until the registration statement was declared effective, with interest on these liquidated damages to accrue at the rate of 1.0% per month until paid in full. With the declaration of effectiveness, the Company has deemed this loss contingency to be remote and as such has not recorded a liability as of June 26, 2016.

In the event that any U.S. governmental body or agency takes any action or issues any order within six months that would prevent PDSTI from holding the shares or invalidates the Company’s issuance of the shares to PDSTI, the Company has agreed to return PDSTI’s full purchase price, plus 0.4% interest on the purchase price (accruing monthly until paid in full), and to reimburse PDSTI’s expenses in connection with negotiating the private placement, up to $15,000. As a result of this contingent redemption clause, the net proceeds of $4.6 million are classified outside permanent equity until the contingency is resolved.

Common and Preferred Stock

In December 2008, the Company’s stockholders approved an amendment to the Certificate of Incorporation to authorize 50,000,000 shares of common stock of par value $0.001. In November 2014, the Company’s stockholders approved an amendment to the Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 50,000,000 shares to 100,000,000 shares of par value $0.001. In addition, the Company is authorized to issue 1,000,000 shares of preferred stock of $0.001 par value of which 750,000 shares have been designated Series A Junior Preferred Stock with powers, preferences and rights as set forth in the amended and restated certificate of designation dated December 15, 2014; the remainder of the shares of preferred stock are undesignated, for which the Board of Directors is authorized to fix the designation, powers, preferences and rights. As of June 26, 2016 and December 31, 2015, there were no shares of preferred stock issued or outstanding.

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

2008 Equity Incentive Plan

In December 2008, the Company adopted the 2008 Equity Incentive Plan (the “2008 Plan”) for directors, employees, consultants and advisors to the Company or its affiliates. Under the 2008 Plan, 2,500,000 shares of common stock were reserved for issuance upon the completion of a merger with Lumera Corporation (“Lumera”) on December 9, 2008. On January 1 of each year, starting in 2009, the aggregate number of shares reserved for issuance under the 2008 Plan increase automatically by the lesser of (i) 5% of the number of shares of common stock outstanding as of the Company’s immediately preceding fiscal year, or (ii) a number of shares determined by the Board of Directors. The maximum number of shares of common stock to be granted as incentive stock options (“ISOs”) and non-qualified stock options (“NSOs”) is up to 21,000,000 shares. Forfeited options or awards generally become available for future awards. As of December 31, 2015, the stockholders had approved 18,280,238 shares for future issuance. On January 1, 2016, there was an automatic increase of 2,260,527 shares. As of June 26, 2016, 12,230,527 options to purchase common stock and restricted stock units (“RSUs”) were outstanding and 2,026,448 shares are authorized for future issuance under the 2008 equity incentive plan.

Under the 2008 Plan, the exercise price of a stock option is at least 100% of the stock’s fair market value on the date of grant, and if an ISO is granted to a 10% stockholder at least 110% of the stock’s fair market value on the date of grant. Vesting periods for awards are recommended by the Chief Executive Officer, and approved by the Board of Directors or its Compensation Committee and generally provide for stock options to vest over a four-year period, with a one year vesting cliff of 25%, and have a maximum life of ten years from the date of grant. The Company has also been issuing RSUs which generally vest over a period range from nine months to four years.

2007 Equity Incentive Plan

In August 2007, the Company adopted the 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan provided for grants of options to purchase membership units, membership awards and restricted membership units to employees, officers and non-employee directors, and upon the completion of the merger with Lumera were converted into grants of up to 632,500 shares of common stock. Vesting periods are determined by the Board of Directors and generally provide for stock options to vest over a four-year period and expire ten years from date of grant. Vesting for certain shares of restricted stock is contingent upon both service and performance criteria. The 2007 Plan was terminated upon the completion of merger with Lumera on December 9, 2008 and the remaining 864 shares of stock options not granted under the 2007 Plan were cancelled. No shares of the Company’s common stock remain available for issuance of new grants under the 2007 Plan other than for satisfying exercises of stock options granted under this plan prior to its termination. As of June 26, 2016, options to purchase a total of 333,825 shares of common stock and 4,125 warrants to purchase common stock were outstanding.

Lumera 2000 and 2004 Stock Option Plan

In December 2008, in connection with the merger with Lumera, the Company assumed the existing Lumera 2000 Equity Incentive Plan and the Lumera 2004 Stock Option Plan (the “Lumera Plan”). All unvested options granted under the Lumera Plan were assumed by the Company as part of the merger. All contractual terms of the assumed options remain the same, except for the converted number of shares and exercise price based on merger conversion ratio of 0.125. As of June 26, 2016, no additional options can be granted under the Lumera Plan, and options to purchase a total of 40,436 shares of common stock were outstanding.

Warrants

As of June 26, 2016, the Company had a total of 161,554 warrants to purchase common stock outstanding under all warrant arrangements. During the six months ended June 26, 2016, no warrants were exercised or expired. Some of the warrants have anti-dilution provisions which adjust the number of warrants available to the holder such as, but not limited to, stock dividends, stock splits and certain reclassifications, exchanges, combinations or substitutions. These provisions are specific to each warrant agreement.

Stock-based Compensation Expense

The following table summarizes the Company’s stock-based compensation expense for the three and six months ended June 26, 2016 and June 28, 2015 (in thousands):

	Three Months Ended		Six Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Cost of revenue	$72	$139	$158	$221
Research and development expense	279	362	602	609
Selling, general and administrative expense	722	799	1,598	1,359
	$1,073	$1,300	$2,358	$2,189

The Company did not grant any options during the three or six months ended June 26, 2016 and June 28, 2015.

Stock Options

The following table summarizes option activities under the Company’s equity incentive plans for the six months ended June 26, 2016:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding—December 31, 2015	7,918,584	$2.32	4.82	$7,422
Granted	—	—
Exercised	(383,856)	1.67		$457
Forfeited/Expired	(36,594)	14.87
Outstanding—June 26, 2016	7,498,134	$2.29	4.30	$1,755

Vested and exercisable and expected to vest, June 26, 2016	7,492,492	$2.29	4.30	$1,749

Vested and exercisable, June 26, 2016	7,414,507	$2.31	4.27	$1,672

The aggregate intrinsic value reflects the difference between the exercise price of stock options and the fair value of the underlying common stock as determined by the Company’s closing stock price. The total intrinsic value of options exercised during the six months ended June 26, 2016 was $457,000. The total intrinsic value of options exercised during the six months ended June 28, 2015 was $11,000.

As of June 26, 2016, the unrecognized stock-based compensation cost related to stock options, net of estimated forfeitures, was $45,000, which is expected to be recognized over a weighted-average period of 0.8 years.

RSUs

The following table summarizes RSU activities under the Company’s equity incentive plans for the six months ended June 26, 2016:

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Vesting Term, Years	Aggregate Intrinsic Value
				(In thousands)
Unvested balance—December 31, 2015	4,361,833	$1.64	2.86	$13,260
Granted	2,089,623	2.94
Released	(1,001,985)	2.64
Forfeited/expired	(342,817)	1.88
Unvested balance—June 26, 2016	5,106,654	$2.13	9.04	$9,484

As of June 26, 2016, the unrecognized stock-based compensation cost related to RSUs, net of estimated forfeitures, was $9.5 million, which is expected to be recognized over a weighted-average period of 2.9 years.

The majority of the RSUs that vested in the six months ended June 26, 2016 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were based on the value of the RSUs on their vesting date as determined by the Company’s closing stock price. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company. For the six months ended June 26, 2016, 1,001,985 shares of RSUs vested and the Company withheld 395,000 shares to satisfy approximately $1,049,000 of employees’ minimum tax obligation on the vested RSUs.

NOTE 10—INCOME TAXES

The Company recorded a provision for income taxes of $57,000 and $97,000 for the three and six months ended June 26, 2016, respectively, and $16,000 and $25,000 for the three and six months ended June 28, 2015. The income tax provisions for the three and six months ended June 26, 2016 and June 28, 2015 were due primarily to state taxes and foreign taxes due. The Company has incurred tax losses in all tax jurisdictions except Korea, Japan, and Switzerland and has a full valuation allowance against such losses.

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such a determination, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. In order to support a conclusion that a valuation allowance is not needed, positive evidence of sufficient quantity and quality is necessary to overcome negative evidence. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding realization of the asset including lack of profitability through June 26, 2016 and the uncertainty over future operating profitability and taxable income. The Company will continue to evaluate the potential realization of the deferred tax assets on a quarterly basis.

The Company files tax returns in the U.S. federal, U.S. state and foreign tax jurisdictions.  The Company’s major tax jurisdictions are the U.S., California, Canada, Switzerland, Korea, Japan, and Israel. The Company’s fiscal years through December 31, 2015 remain subject to examination by the tax authorities for U.S. federal, U.S. state and foreign tax purpose.

NOTE 11—NET INCOME (LOSS) PER SHARE

The computations for basic and diluted net income (loss) per share are as follows (in thousands, except per share data);

	Three Months Ended		Six Month Ended
	June 26,	June 28,	June 26,	June 28,
	2016	2015	2016	2015
Net income (loss)	$85	$522	$33	$(114)

Weighted average common shares outstanding:
Basic	54,791	32,885	49,790	32,705
Effect of dilutive securities:
Stock options	1,737	627	1,900	-
Restricted stock units	1,123	408	1,244	-
Warrants	5	2	7	-
Diluted	57,656	33,922	52,941	32,705

Basic net income (loss) per share	$0.00	$0.02	$0.00	$(0.00)

Diluted net income (loss) per share	$0.00	$0.02	$0.00	$(0.00)

The following weighted-average common stock equivalents were excluded from the calculation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015

Stock options and RSUs	1,915,698	6,013,177	2,120,434	11,896,172
Common stock warrants	125,000	156,162	125,000	158,240
Total	2,040,698	6,169,339	2,245,434	12,054,412

NOTE 12—SEGMENT AND GEOGRAPHIC INFORMATION

The Company’s chief operating decision maker is its Chief Executive Officer. The chief operating decision maker reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, the Company has determined that it operates as a single operating and reportable segment.

The following table summarizes revenue by geographic region (in thousands):

	Three Months Ended				Six Months Ended
	June 26, 2016		June 28, 2015		June 26, 2016		June 28, 2015
North America	$8,320	54%	$3,231	33%	$13,048	49%	$6,262	33%
Asia	4,273	28%	2,757	28%	8,113	30%	5,576	30%
Europe	2,775	18%	3,702	38%	5,569	21%	6,655	35%
Rest of World	-		150	1%	-		407	2%
	$15,368	100%	$9,840	100%	$26,730	100%	$18,900	100%

The Company determines geographic location of its revenue based upon the destination of shipments of its products.

For the three months ended June 26, 2016, two customers accounted for 23% of total revenue. For the three months ended June 28, 2015, two customers accounted for 40% of total revenue. No other customer accounted for more than 10% of revenue for the respective three months periods.

For the six months ended June 26, 2016, two customers, both of which are distributors that serve large number of customers in their geographical regions, accounted for 25% of total revenue. For the six months ended June 28, 2015, three customers accounted for 50% of total revenue. No other customer accounted for more than 10% of revenue for the respective six months periods.

The following table summarizes long-lived assets by geography (in thousands):

	June 26, 2016		December 31, 2015
Americas	$3,091	85%	$2,680	85%
Europe	426	12%	435	14%
Asia	111	3%	18	1%
	$3,628	100%	$3,133	100%

Long-lived assets, comprised of property and equipment, net are reported based on the location of the assets at each balance sheet date.

NOTE 13—SUBSEQUENT EVENTS

On July 12, 2016, the Company entered into a Fifth Amendment to Lease Agreement related to its headquarters located at 130 Baytech Drive, San Jose, CA 95134 (the “Premises”). The amendment extended the term of the lease by another 64 months from March 1, 2017 to June 30, 2022. The amended lease provides for a rent holiday of four months and an option to further extend the lease term for five years with monthly rent at the then fair market value. The amended lease also provides for certain tenant improvement allowance or rent credit, at the option of the Company. The future minimum rental payments under operating lease in Note 8 does not include the additional lease payments resulting from the amendment of $4.5 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our consolidated financial statements and the related notes included elsewhere in our Quarterly Report on Form 10-Q for the quarter ended June 26, 2016. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2015 and this Quarterly Report on Form 10-Q. We assume no obligation to update the forward-looking statements or such risk factors.

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

Overview

GigPeak Inc. (formerly GigOptix, Inc.) (“GigPeak”) is a leading innovator of semiconductor integrated circuits (“ICs”) and software solutions for high-speed connectivity and high-quality video compression. Our focus is to develop and deliver products that enable lower power consumption and faster data connectivity, more efficient use of network infrastructure and broader connectivity to the Cloud, reducing the total cost of ownership for the network’s operators. We address both the speed of data transmission and the amount of bandwidth the data consumes within the network, and its products also help to improve the efficiency of various Cloud-connected applications, such as the Internet-of-Things (“IoT”). The recently extended GigPeak product portfolio provides more flexibility to support on-going changes in the connectivity that customers and markets require by deploying a wider offering of solutions from various kinds of semiconductor materials, ICs and Multi-Chip-Modules (“MCMs”), through cost-effective application specific integrated circuit (“ASICs”) and system-on-chips (“SoCs”), and into full software programmable open-platform offerings.

Most of our products are highly customized and typically developed in partnership with key “Lighthouse” customers, occasionally generating some engineering project revenues through the development stage, but generating the majority of revenue from future device product shipments and sales through these customers and general market availability.

Since inception in 2007, we have expanded our customer base through our sales and marketing activities, and by acquiring and integrating eight (8) companies with complementary and synergistic products and customers. Our worldwide direct sales force is supported by a significant number of channel representatives and distributors that sell our products throughout North America, , Europe, Japan and Asia.

As noted above, on April 5, 2016, we completed our most recent acquisition of Magnum, and simultaneously renamed ourselves as GigPeak, Inc., to reflect the extension of our solution offering into wider Cloud-connectivity applications.  Magnum was a privately-held fabless semiconductor manufacturer and software solution developer, and brought a well-developed and comprehensive portfolio of video broadcasting and compression solutions to GigPeak, including silicon ICs, SoCs and software solutions, including high-end compression encoding and video-quality algorithm products, and a comprehensive library of intellectual property. The Magnum products, now marketed as GigPeak’s MX product-line, are offered solely for the professional and enterprise video broadcast infrastructure applications, yet are extendable to end-user applications, such as the security and IoT camera markets. Those products are the top of the line products, tools and technologies that can be deployed for the entire universe of video content creation and the associated distribution chain, from contribution and production through distribution over cable, telecom, satellite and over-the-top (“OTT”) video streaming.

Today’s video service providers, which include cable operators, telecommunications companies and satellite TV providers, are continuously seeking to perfect their linear and nonlinear workflows and improve the quality of their video content, while simultaneously optimizing the efficiency of their networks and improving content quality in a constantly reducing bitrate environment. This enables the video service providers to stream larger amount of video and media data through the existing network pipes infrastructure. Our products, tools, and technologies are currently used in the entire video content creation and distribution chain. Specifically, our solutions are used to address challenges in video contribution, video production, primary and secondary distribution, and enterprise wide solutions. Over time, we will look to leverage those capabilities and seek opportunities to expand our offerings into new markets, such as potentially high-end cameras and other video IoT applications.

This blending of products and technologies gives GigPeak the capability to address both the speed of data transmission and the amount of bandwidth the data consumes within a network, driven in particular by video content, which is the source of a majority of the datacenter traffic and storage in today’s networks. Through this combination, we provide solutions to enhance the footprint utilization and reduce the total cost of ownership of existing network pipes from the core to the end user.  Our wide product portfolio and exceptional customer support practices will continue to serve the enterprise networking and broadcasting original equipment manufacturers (“OEMs”), as well as IoT and other Cloud-connected consumers, and is very unique among all other semiconductor fabless companies in the industry.

Since the closing of the Magnum acquisition on April 5, 2016, we have reorganized our entire operation to line up with our targeted end-markets and customers. This has resulted in two market-oriented directions, based solely on the end-user customer that will procure the products. The first is addressed as ”Above the Cloud” applications, which include all of our products that are incorporated directly into the network infrastructure to enable the high-speed and high-quality streaming over the network, namely our telecom, Datacom and broadcasting products. The second is addressed as “Below the Cloud” applications, which include all of our products that are incorporated as the access and end-user enterprise and consumer products to enable high-speed and high-quality streaming into and out of the Cloud, namely our wireless and industrial ASIC products. Most of our current product lines will contribute various products to each one of those two market-oriented directions, and, hence, are classified based on the end-market they address.

GigPeak’s Solutions

After closing the Magnum acquisition, we refocused the Company’s direction. Hence, in addition to the solutions we previously offered, as described in our Annual Report on Form 10-K, we have added the following products and solutions.

Broadcasting Solutions

Our broadcast solutions include a family of IC modules, software and IP for the professional broadcast infrastructure market. We provide top of the line products, tools and technologies for the entire video content creation and distribution chain, from contribution and production through distribution over cable, satellite and OTT video streaming, such as:

1.	Video Contribution: We were the first to market with a single chip to address all market needs, from legacy MPEG-2 4:2:0/4:2:2 8-bit to H.264 4:2:0/4:2:2 10-bit to AVC-I 50, AVC-I 100 and into future deployment of HEVC, encoding and decoding applications. With over a decade of video quality leadership and technology innovation behind it, our D7Pro offers advanced encoding and decoding solution for video contribution and news gathering. In addition, the D7Pro offers a complete video-audio-ancillary data-mux integrated solution enabling high video quality, low latency at low bit rates for video encoding and decoding.

2.
Video Production: As a market leader in professional video processing devices and software, we offer system vendors the market’s leading solutions for baseband video, audio and data processing. We enable a single design solution for all products within a production domain – routers, channel branding, video filtering, chroma/luma leveling, audio leveling and down mixing, format conversion, rescaling, low latency switching and more. Our solution is a dual channel 4:2:2 10-bit native solution with embedded memory and support for various I/O interfaces from storage, networking and PCIe to 1080p baseband video.

3.	Primary Video Distribution: Content originators are rapidly adopting advanced technologies such as H.264 and efficient statistical multiplexing systems as well as considering migration to H.265 compression for higher compression efficiency while continuing to support legacy MPEG-2 formats. Vendors of encoding, decoding and transcoding equipment for primary distribution must quickly bring to market solutions that support high video quality H.264 SD/HD, H.265 SD/HD as well as MPEG-2 SD/HD. Ideally, to minimize an operator’s operating expenses, these systems should enable both types of services to be aggregated in single bundle without compromising video quality.

Consumer and Cloud Connectivity – Video Solutions

To address both Cloud, and current and future consumer connected devices as well as IoTs, we may plan to use our stand-alone proprietary RF mixed signal technology, ASICs, video ICs, SoCs and software IP for various high volume applications such as Ultra-Wide Bandwidth TX/RX ICs, video and camera chips, etc. We already possess extensive experience with ultra-high-speed interfaces and now have the capability of adding SoCs and video capabilities to potentially address such sophisticated consumer and IoT applications.

Our broadcast and video-streaming products also now place us as a provider of professional video processing silicon solutions. We offer system vendors an advanced enterprise and secondary distribution video broadcasting solutions. Our ASICs, SoCs and software solutions are all-complete system solutions with rich features including high video quality SD/HD H.265, H.264, MPEG-2, VBR/CBR, low latency encoding and complete video, audio and data multiplexing.

Our solutions also offer a complete multi-format feature rich solutions with high-quality H.265/H.264/MPEG-2 CBR/VBR encoding; advanced, high density any-format-to-any-format transcoding; the ability to manipulate video content for multi-screen applications; support for digital program insertion; and comprehensive support for audio-ancillary data-mux system level features.

Products

Enterprise Networking “Above the Cloud”: Telecom, Datacom and Broadcasting

We design and market products that amplify electrical signals during both the transmission (amplifiers, drivers for various vertical-cavity-surface-emitting-laser (“VCSEL”), and direct-modulated-laser, (“DML”) laser devices and modulator, and clock-data-recovery, (“CDR”) devices and reception trans-impedance-amplifiers (“TIAs”) and DMLs of optical signals in the transmission of data. In addition, we offer microwave and millimeter wave amplifiers to enable amplification of small signal radio signals into more powerful signals that can be transmitted over long distances to establish high throughput data connections or enable radar based applications. We have a comprehensive product portfolio, particularly at data rates that exceed 140 Gbps. The primary target markets and applications for our products include optical interface modules such as line-cards, transponders and transceivers within telecom and Datacom switches and routers, high speed wireless point-to-point millimeter wave systems and defense systems. Our products are critical blocks used in telecom and Datacom optical communications networks. For telecom, these networks range from long haul to metro systems, and for Datacom, from access to data links to the consumers, where the conversion of data from the electrical domain to the optical domain, or vice-versa occurs. Our optical drivers amplify the input digital data stream that is used to directly modulate the laser or to drive an external modulator that acts as a precise shutter to switch on and off the light that creates the modulated optical data stream. At the other end of the optical fiber, our sensitive receiver TIAs detect and amplify the small currents generated by photo-diodes converting the received light into an electrical current. The TIAs amplify the small current signals into a larger voltage signal that can be read by the electronics and processors in the network servers. We supply an optimized component for each type of laser and photo-diode depending upon the speed, reach and required cost. Generally, a shorter reach results in higher volume, and less demanding electrical product specifications to support the traveled optical signal.

As discussed above, with the completion of the Magnum acquisition and consolidation of Magnum, we now also offer enterprise video system vendors the market’s foremost advanced enterprise video broadcasting solutions. Our silicon and software are all-complete system solutions with rich features including high video quality SD/HD H.265, H.264, MPEG-2, VBR/CBR, video statistical multiplexing, digital ad-insertion, low latency encoding and complete video, audio and data multiplexing.

Consumer and Cloud- Connectivity “Below the Cloud”: Wireless and Industrial ASICs

Our semiconductor ICs, SoCs and software solutions are designed to address the challenges faced by network operators for high-speed connectivity and high-quality video compression over the enterprise network and the Cloud. Our focus is to deliver products that enable lower power consumption and faster data connectivity, better content quality streaming and broader connectivity into and out of the Cloud, for the end user appliances and terminals. Our products are deployed for use by various consumer and enterprise end user customers, both in the commercial and the mil-aero markets.

In addition, we offer complex ASIC solutions, such as high-speed, high-frequency and ultra-wide-bandwidth devices that are used in a number of applications such as mil-aero, test and measurement, medical equipment, security and surveillance applications, as well as emerging consumer electronics such as gaming and entertainment, to enable the high speed processing of complex signals.

Results of Operations

Historically, since inception in 2007 and through 2014, we have incurred net losses. For the three and six months ended June 26, 2016 and for the year ended December 31, 2015, we recorded net income of $85,000, $33,000 and $1.2 million, respectively. For the six months ended June 28, 2015 we incurred a net loss of $114,000. For the six months ended June 26, 2016 and the year ended December 31, 2015, we had cash inflows from operations of $2.7 million and $3.0 million, respectively. As of June 26, 2016, we had an accumulated deficit of $101.0 million.

Revenue

Revenue for the periods reported was as follows (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Revenue	$15,368	$9,840	$26,730	$18,900
Increase period over period	$5,528		$7,830
Percentage increase, period over period	56%		41%

Total revenue for the three months ended June 26, 2016 was $15.4 million, an increase of $5.5 million or 56%, compared with $9.8 million for the three months ended June 28, 2015, due to increased growth resulting from the Magnum acquisition and organically from our existing products.

Total revenue for the six months ended June 26, 2016 was $26.7 million, an increase of $7.8 million or 41%, compared with $18.9 million for the six months ended June 28, 2015, due to increased growth resulting from the Magnum acquisition and organically from our existing products.

Cost of Revenue and Gross Profit

Cost of revenue and gross profit for the periods presented was as follows (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Total cost of revenue	$5,193	$3,611	$8,876	$7,278
Gross profit	$10,175	$6,229	$17,854	$11,622
Gross margin	66%	63%	67%	61%
Increase, period over period	3,946		6,232
Percentage increase, period over period	63%		54%

Gross profit consists of revenue less cost of revenue. Cost of revenue consists primarily of the costs to manufacture saleable chips,  SoCs, and MCMs, including outsourced wafer fabrication, dicing and testing; costs of direct materials; equipment depreciation; costs associated with procurement, production control and quality assurance; fees paid to our offshore manufacturing vendors; charges for potential excess or obsolete material; costs related to stock-based compensation; accrued costs associated with potential warranty returns; and amortization of certain identified intangible assets. Amortization expense of identified intangible assets, namely existing technology, is presented within cost of revenue, as the intangible assets were determined to be directly attributable to revenue generating activities.

Gross profit for the three months ended June 26, 2016 was $10.2 million, or a gross margin of 66%, compared to a gross profit of $6.2 million, or a gross margin of 63%, for the three months ended June 28, 2015. The increase in gross margin is primarily due to change in product mix in favor of higher margin products.

Gross profit for the six months ended June 26, 2016 was $17.9 million, or a gross margin of 67%, compared to a gross profit of $11.6 million, or a gross margin of 61%, for the six months ended June 28, 2015. The increase in gross margin is primarily due to change in product mix in favor of higher margin products.

We record revenue from non-recurring engineering (“NRE”) projects associated with product development that we enter into with certain customers. In general, these projects are associated with complex technology development, and as such we do not have certainty about our ability to achieve the program milestones. Achievement of the milestone is typically dependent on our performance and acceptance by the customer. The payment associated with achieving the milestone is generally commensurate with our effort or the value of the deliverable and is nonrefundable. Therefore, we record the expenses related to these projects in the periods incurred and recognize revenue only when we have earned the revenue and achieved the development milestones. Revenue from these projects is typically recorded at 100% gross margin because the costs associated with these projects are expensed as incurred and generally included in research and development expense. These efforts generally benefit our overall product development programs beyond the specific project requested by our customer. The NRE revenues represents typically about 5-10% of our total revenue.

Research and Development Expense

Research and development (“R&D”) expense for the periods presented was as follows (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Research and development expense	$5,690	$3,224	$9,215	$6,472
Percentage of revenue	37%	33%	34%	34%
Increase, period over period	$2,466		$2,743
Percentage increase, period over period	76%		42%

R&D expense consists primarily of salaries and related expenses for R&D personnel, consulting and engineering design, non-capitalized tools and equipment, engineering related semiconductor masks, depreciation for equipment, engineering expenses paid to outside technology development suppliers, allocated facilities costs and expenses related to stock-based compensation.

R&D expense for the three months ended June 26, 2016 was $5.7 million compared to $3.2 million for the three months ended June 28, 2015, an increase of $2.5 million or 76%. R&D expense increased as compared to the second quarter of 2015 primarily due to a $1.4 million increase in personnel related expenses, $290,000 increase in expense related to amortization of software and intangible assets, $279,000 increase in facility-related expenses, a $258,000 increase in consulting expenses, and a $157,000 increase for project-related expenses. The majority of those increased expenses are due to the integration of the R&D resources and projects of Magnum, as of the closing of the acquisition on April 5, 2016.

R&D expense for the six months ended June 26, 2016 was $9.2 million compared to $6.5 million for the six months ended June 28, 2015, an increase of $2.7 million or 42%. R&D expense increased as compared to 2015 primarily due to a $1.4 million increase in personnel related expenses, $438,000 increase in expense related to amortization of software and intangible assets, $332,000 increase in consulting expenses, $283,000 increase in facilities related expenses and a $253,000 increase in project related expenses. The majority of those increased expenses are due to the integration of the R&D resources and projects of Magnum, as of the closing of the acquisition on April 5, 2016.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense for the periods presented was as follows (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Selling, general and administrative expense	$4,006	$2,442	$8,168	$5,212
Percentage of revenue	26%	25%	31%	28%
Increase, period over period	$1,564		$2,956
Percentage increase, period over period	64%		57%

SG&A expenses consist primarily of salaries and related expenses for executive, accounting, finance, sales, marketing and administration personnel, professional fees, allocated facilities costs, promotional activities and expenses related to stock-based compensation.

SG&A expense for the three months ended June 26, 2016 was $4.0 million compared to $2.4 million for the three months ended June 28, 2015, an increase of $1.6 million or 64%. SG&A expense increased as compared to the second quarter of 2015 primarily due to a $572,000 increase in accounting and legal fees, a $738,000 increase in personnel related expenses, and an increase of $95,000 in amortization of intangible assets.

SG&A administrative expense for the six months ended June 26, 2016 was $8.2 million compared to $5.2 million for the six months ended June 28, 2015, an increase of $3.0 million or 57%. SG&A expense increased as compared to 2015 primarily due to a $1.5 million increase in accounting and legal fees, an $808,000 increase in personnel related expenses, a $239,000 increase in stock-based compensation, and an increase of $95,000 in sales and marketing related expenses in amortization of intangible assets.

Interest Expense, Net and Other Expense, Net
	Three Months Ended		Six Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Interest expense, net	$(256)	$(3)	$(256)	$(6)
Other expense, net	(81)	(19)	(85)	(18)
Total	$(337)	$(22)	$(341)	$(24)

Interest expense, net and other expense, net consist primarily of gains and losses related to foreign currency transactions, gains and losses related to property and equipment disposals, interest on line of credit, term loan and capital leases and amortization of loan fees in connection with our Silicon Valley Bank line of credit and loan.

Interest expense, net for the three months ended June 26, 2016 was $256,000 compared to $3,000 for the three months ended June 28, 2015. Interest expense, net increased as compared to the second quarter of 2015 primarily due to interest on the line of credit and term loan with SVB. This increased expense is solely attributable to the loan we incurred to support the Magnum acquisition payment.

Interest expense, net for the six months ended June 26, 2016 was $256,000 compared to $6,000 for the six months ended June 28, 2015. Interest expense, net increased as compared to the second quarter of 2015, primarily due to interest on the line of credit and term loan with SVB.

Provision for Income Taxes

	Three Months Ended		Six Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Provision for income taxes	$57	$16	$97	$25
Increase, period over period	$41		$72
Percentage increase, period over period	256%		288%

Provision for income tax expense was $57,000 and $16,000 for three months ended June 26, 2016 and June 28, 2015, respectively. Our effective tax rate was 40% for three months ended June 26, 2016. The income tax provision for the three months ended June 26, 2016 and June 28, 2015 was due primarily to state taxes and foreign taxes due. We have incurred book losses in all tax jurisdictions except Korea, Japan, Canada, and Switzerland and have a full valuation allowance against such losses.

Income tax expense was $97,000 and $25,000 for six months ended June 26, 2016 and June 28, 2015, respectively. The income tax provision for the six months ended June 26, 2016 and June 28, 2015 was due primarily to state taxes and foreign taxes due. Our effective tax rate was 75% for the six months ended June 26, 2016. We have incurred book losses in all tax jurisdictions except Korea, Japan, Canada, and Switzerland and have a full valuation allowance against such losses.

Liquidity and Capital Resources

Cash and cash equivalents and cash flow data for the periods presented were as follows (in thousands):

	June 26, 2016	December 31, 2015
Cash and cash equivalents	$45,798	$30,245

	Six Months Ended
	June 26, 2016	June 28, 2015
Net cash provided by operating activities	$2,665	$1,499
Net cash used in investing activities	$(37,782)	$(1,118)
Net cash provided by (used in) financing activities	$50,644	$(471)

Public Offering

On June 10, 2016, we entered into an underwriting agreement (the “Underwriting Agreement”) with selling stockholders and Cowen and Company, LLC, Raymond James & Associates, Inc. and Needham & Company, LLC relating to (i) a public primary offering of an aggregate of 11,319,643 shares of our common stock, par value $0.001 per share, at a public offering price of $2.00 per share; (ii) a public secondary offering by certain of its officers and directors of an aggregate of 684,600 shares of common stock at $2.00 per share; and (iii) a public secondary offering by certain of its stockholders who were former stockholders of Magnum of an aggregate of 495,757 shares of common stock at $2.00 per share. The shares were accompanied by the associated rights to purchase shares of Series A Junior Preferred Stock, par value $0.001 per share. Under the terms of the Underwriting Agreement, we granted the underwriters a 30 day option to purchase up to an additional 1,875,000 shares of common stock to cover overallotments, which the underwriters subsequently exercised on June 15, 2016.

On June 15, 2016, we completed our public offering of 13,194,643 newly issued shares of common stock. The net proceeds to us from the offering was approximately $24.3 million which consisted of a proceeds of $24.7 million after underwriting discounts, commissions and expenses, less an additional $0.4 for legal, accounting, registration and other transaction costs related to the public offering.

Private Equity Placement

On March 21, 2016, we entered into a Securities Purchase Agreement (the “PDSTI Agreement”) with Pudong Science and Technology Investment (Cayman) Co., Ltd., an affiliate of Shanghai Pudong Science and Technology Investment Co., Ltd. (collectively, “PDSTI”), pursuant to which PDSTI will purchase approximately $5.0 million of our common stock. Under the PDSTI Agreement, on March 24, 2016, we issued 1,754,385 shares of our common stock (the “Shares”) to PDSTI in a private placement at a purchase price of $2.85 per share.

Pursuant to the PDSTI Agreement, the Company agreed to file a registration statement on Form S-3 to provide registration rights to PDSTI in respect of the shares. The SEC declared the registration statement effective on June 3, 2016. The PDSTI Agreement provided that if the registration statement was not declared effective by July 7, 2016, the Company would pay to PDSTI, as liquidated damages, 0.4% of the aggregate purchase price on a monthly, prorated basis, until the registration statement was declared effective, with interest on these liquidated damages to accrue at the rate of 1.0% per month until paid in full. With the declaration of effectiveness, the Company has deemed this loss contingency to be remote and as such has not recorded a liability as of June 26, 2016.

In the event that any U.S. governmental body or agency takes any action or issues any order within six months that would prevent PDSTI from holding the shares or invalidates the Company’s issuance of the shares to PDSTI, the Company has agreed to return PDSTI’s full purchase price, plus 0.4% interest on the purchase price (accruing monthly until paid in full), and to reimburse PDSTI’s expenses in connection with negotiating the private placement, up to $15,000. As a result of this contingent redemption clause, the net proceeds of $4.6 million are classified outside permanent equity until the contingency is resolved.

As of June 26, 2016, we recorded $4.6 million, comprised of the purchase price of $5.0 million net of $386,000 of related costs (which included a $250,000 commission fee to Cowen & Company for their services as placement agent), on the condensed consolidated balance sheets as redeemable common stock due to the redemption clause in the PDSTI Agreement.

Operating Activities

Operating activities provided cash of $2.7 million in the six months ended June 26, 2016. Our net income, adjusted for depreciation, stock-based compensation, and other non-cash items, was $5.2 million. The remaining use of $2.6 million of cash was primarily due to an increase in accounts receivable of $2.5 million, an increase in inventories of $899,000, and a decrease in other current liabilities of $991,000, which were partially offset by an increase in accounts payable of $1.9 million.

Operating activities provided cash of $1.5 million in the six months ended June 28, 2015. Our net income, adjusted for depreciation, stock-based compensation, equity in earnings of unconsolidated affiliate, non-cash restructuring expense and other non-cash items, was $3.9 million. The remaining use of $2.4 million of cash was primarily due to an increase in inventories of $1.7 million, an increase in prepaid and other current assets of $888,000, and a decrease in other current liabilities of $381,000, which were partially offset by an increase in accrued compensation of $491,000, a decrease of accounts receivable of $112,000, and an increase in other long-term liabilities of $104,000.

Investing Activities

Net cash used in investing activities for the six months ended June 26, 2016 was $37.8 million and consisted primarily of $35.4 million used to acquire Magnum in April 2016, purchases of property and equipment $1.2 million, and a $1.2 million investment in Anagog, Ltd.

Net cash used in investing activities for the six months ended June 28, 2015 was $1.1 million and consisted of purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the six months ended June 26, 2016 was $50.6 million and consisted primarily of $24.7 million net proceeds from a public stock offering, $21.9 million from debt financing, and $5.0 million from a private offering of stock.

Net cash used in financing activities for the six months ended June 28, 2015 was $471,000 and consisted primarily of $501,000 of taxes paid related to net share settlement of restricted stock units.

Material Commitments

The following table summarizes our future net cash obligations for operating leases and capital leases, in thousands of dollars, as of June 26, 2016:

Contractual Obligations as of June 26, 2016:	Total	Less than One Year	One to Three Years	Three to Five Years
Operating lease obligations	$1,506	$817	$469	$220
Capital lease obligations (including interest)	24	23	1	-
Total	$1,530	$840	$470	$220

GigPeak did not have any material commitments for capital expenditures as of June 26, 2016.

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our CEO and CFO have evaluated the effectiveness of our disclosure controls and procedures as of June 26, 2016 and have concluded that these controls and procedures were effective. We believe that a control system, no matter how well designed and operated, can only provide reasonable assurance and cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our CEO and CFO have concluded that our consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States.

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

Historically, since inception in 2007 and through 2014, we have incurred net losses. For the three and six months ended June 26, 2016 and for the year ended December 31, 2015, we recorded net income of $85,000, $33,000 and $1.2 million, respectively. For the six months ended June 28, 2015 we incurred a net loss of $114,000. For the six months ended June 26, 2016 and the years ended December 31, 2015, we had cash inflows from operations of $2.7 million and $3.0, respectively. As of June 26, 2016, we had an accumulated deficit of $101.0 million. We expect development, sales and other operating expenses to increase in the future as we expand our business. If our revenue does not grow to offset these current expenses, we may not be profitable. In fact, in future quarters we may not have any revenue growth and our revenues could decline. Furthermore, if our operating expenses exceed expectations, financial performance will be adversely affected and we may continue to incur significant losses in the future.

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

For the six months ended June 26, 2016, two customers accounted for 25% of total revenue. For the six months ended June 28, 2015, three customers accounted for 50% of our total revenue. No other customers accounted for more than 10% of total revenue during the six months ended June 26, 2016 and June 28, 2015.

There may be a possible effect from the acquisition of Magnum on our future revenue recognition policy.

Historically, one of the primary revenue recognition models used by Magnum is to recognize license royalty revenue based upon reports received by customers during the quarter, assuming all other revenue recognition criteria are met. The customers generally report shipment information typically within 45 days following the end of their respective quarters. If there is a reliable basis upon which the Company can estimate its royalty revenue prior to obtaining the customers’ reports, the Company will recognize the royalty revenues in the quarter in which they are earned. If there is not a reliable basis for estimating royalties, the Company will recognize revenue in the following quarter when the shipment report is received. Because GigPeak has not previously sold software or had license royalty revenue, this is a different type of revenue and revenue recognition policy than previously used by GigPeak. The application of revenue recognition or other accounting methodologies, assumptions, and estimates that are different from those we have historically used in our business could complicate our financial statements, expose us to additional accounting and audit costs, and increase the risk of accounting errors in our estimates and financial statements. In addition, this revenue recognition policy can lead to volatility from quarter to quarter in the amount of revenue recognized from license royalties.

If increasing use of our software fails to grow adequately such that we do not see growing license royalty revenues from our customers, our business may suffer. Our future growth and financial performance will depend in part on broad market acceptance and use of our software.

We could suffer unrecoverable losses on our customers’ accounts receivable, which would adversely affect our financial results.

Our operating cash flows are dependent on the continued collection of receivables. Our accounts receivable as of June 26, 2016 increased by $3.6 million or 34% compared to the balance as of December 31, 2015. Historically, we have not had significant uncollectible accounts. However, if a customer is unable or refuses to pay we could suffer additional accounting losses as well as a reduction in liquidity. A significant increase in uncollectible accounts would have an adverse impact on our business, liquidity and financial results.

Our business is subject to foreign currency risk.

Sales to customers located outside the United States comprised 52% and 71% of our revenue for the six months ended June 26, 2016 and June 28, 2015, respectively. In addition, we have two subsidiaries overseas (Switzerland and Germany) that record their operating expenses in a foreign currency. Since sales of our products have been denominated to date primarily in U.S. dollars, increases in the value of the U.S. dollar could increase the price of our products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales. Future international activity may result in increased foreign currency denominated sales. Gains and losses on the conversion to U.S. dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in GigPeak’s results of operations. We currently do not have hedging or other programs in place to protect against adverse changes in the value of the U.S. dollar as compared to other currencies to minimize potential adverse effects.

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

Our video processing SoC product strategy, which is targeted at markets demanding superior video quality, may not address the demands of our target customers and may not lead to increased revenue in a timely manner or at all, or even may deteriorate significantly, which could materially adversely affect our results of operations and limit our ability to grow.

We have adopted a product strategy for our video processing SoCs that focuses on our core competencies in video processing and delivering high levels of video quality. With this strategy, we continue to make further investments in the development of our video processor architecture. This strategy is designed to address the needs of customers in the market for video processing SoCs. Such markets may not develop, may take longer to develop than we expect, or may change direction altogether. We cannot assure you that the products we are currently selling and developing will adequately address the demands of our target customers, or that we will be able to produce our new products at costs that enable us to price these products competitively.

Rapidly changing industry standards could make our video processing solutions obsolete, which would cause our operating results to suffer.

We design our video processing solutions to conform to video compression standards, including MPEG-2, H.264 and H.265, set by industry standards setting bodies such as ITU-T Video Coding Experts Group and the ISO/IEC Moving Picture Experts Group. Generally, our solutions comprise only a part of a camera or broadcast infrastructure equipment device. All components of these devices must uniformly comply with industry standards in order to operate efficiently together. We depend on companies that provide other components of the devices to support prevailing industry standards. Many of these companies are significantly larger and more influential in driving industry standards than we are. Some industry standards may not be widely adopted or implemented uniformly, and competing standards may emerge that may be preferred by our customers or by consumers. If our customers or the suppliers that provide other device components adopt new or competing industry standards with which our solutions are not compatible, or if the industry groups fail to adopt standards with which our solutions are compatible, or free open source codecs, our existing solutions would become less desirable to our customers. As a result, our sales would suffer or even completely vanish, and not only would we lose a major source of revenue, but we could be required to make significant expenditures to develop new SoC solutions. For example, if the new H.265 video compression standard is not broadly adopted by our customers or potential customers, sales of our H.265 compliant solutions would suffer and we may be required to expend substantial resources to comply with an alternative video compression standard. In addition, existing standards may be challenged as infringing upon the intellectual property rights of other companies or may be superseded by new innovations or standards.

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

Risk Factors related to the Merger

Although we expect to realize certain benefits as a result of the Merger, there is the possibility that we may be unable to integrate successfully the business of Magnum, realize the anticipated benefits of the Merger or do so within the intended timeframe.

We are devoting significant management attention and resources to integrating the business practices and operations of Magnum with ours. We are still determining the exact nature of how the business and operations of Magnum will be run. Potential difficulties we may encounter as part of the integration process include the following:

•	the costs of integration and compliance and the possibility that the full benefits anticipated to result from the Merger will not be realized;

•	any delay in the integration of management teams, strategies, operations, products and services;

•	diversion of the attention of management as a result of the Merger;

•	lack of engineering knowledge and ability to overcome and fix deficiencies that are reported by customers pertaining to lack of competitiveness of our products or insufficient features and functionalities of our products that are demanded by customers

•	lack of going forward commitment of Magnum customers, based on fatigue, loss of trust, or disapproval of the directions of Magnum pre-acquisition, or GigPeak post-acquisition;

•	loss of customers that will consider GigPeak to be a competitor post-acquisition, or due to the acquisition of a customer by a competitor to GigPeak;

•	loss of projected revenues to GigPeak due to undisclosed arrangements that Magnum had done with customers pre-acquisition, leading to excessive pull-in of products prior to the acquisition closing, resulting in large inventory of products with the customer and lack of need to purchase products from GigPeak for a short or long period of time. There may also be occurrences of customer demand for return (RMA) of purportedly defective products that were shipped by Magnum prior to the acquisition closing, and are to be corrected, guaranteed and replaced by GigPeak and will lead to further financial losses;

•	differences in business backgrounds, corporate cultures and management philosophies that may delay successful integration;

•	the ability to create and enforce uniform standards, controls, procedures, policies and information systems;

•	the challenge of integrating complex systems, technology, networks and other assets of Magnum into those of GigPeak in a manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;

•	potential unknown liabilities and unforeseen increased expenses or delays associated with the Merger, including costs to integrate Magnum;

•	the disruption of, or the loss of momentum in, our ongoing businesses; and

•	the potential unknown and undisclosed technical deficiencies and lack of required features and functionalities in the Magnum products that will prevent the deployment and sale of those products. It is only through our interactions with the customers during the months following the acquisition that we will be able to define whether our products are salable and deployable what-so-ever, or are not competitive, and hence will not be capable of generating meaningful revenue.

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

While the Merger is expected to be accretive to GigPeak’s future earnings per share, there can be no assurance with respect to the timing and scope of the accretive effect or whether it will be accretive at all. GigPeak following the Merger could encounter additional transaction and integration-related costs or other factors such as the failure to realize all of the benefits anticipated in the Merger or a downturn in its business. All of these factors could cause dilution to GigPeak’s earnings per share following the Merger, decrease the expected accretive effect of the Merger,or even cause meaningful losses to GigPeak, and cause a decrease in the price of shares of GigPeak common stock following the Merger.

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

GigPeak following the Merger is incurring and will continue to incur significant transaction and integration related costs in connection with the Merger.

GigPeak is incurring costs associated with integrating the operations of Magnum following the Closing of the Merger which it expects to continue to incur for a period of time.. The amount of these costs could be material to the financial position and results of operations of GigPeak following the Merger. A substantial amount of such expenses will be comprised of transaction costs related to the Merger, facilities and systems consolidation costs, and employee-related costs. GigPeak will also incur fees and costs related to formulating integration plans and performing these activities. Additional unanticipated costs may be incurred in the integration of the two companies’ businesses. The elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may not offset incremental integration related costs in the near term.

GigPeak may not have discovered undisclosed liabilities and product deficiencies of Magnum.

GigPeak’s due diligence review of Magnum may not have discovered undisclosed liabilities and product deficiencies of Magnum. If Magnum has undisclosed liabilities or product deficiencies, GigPeak as a successor owner may be responsible for such undisclosed liabilities. GigPeak has tried to control its exposure to undisclosed liabilities by obtaining certain protections under the Merger Agreement, including representations and warranties from Magnum regarding undisclosed liabilities, however, such representations and warranties expired by their terms on the completion of the Merger. There can be no assurance that such provisions in the Merger Agreement will protect GigPeak against any undisclosed liabilities or product deficiencies being discovered or provide an adequate remedy for any undisclosed liabilities that are discovered. Such undisclosed liabilities could have an adverse effect on the business and results of operations of GigPeak and may adversely affect the value of GigPeak common stock after the consummation of the Merger.

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

If the stockholders who received our stock in the Merger sell our common stock that they received in the Merger, they could cause our common stock price to decline.

The issuance of our common stock in connection with the Merger could have the effect of depressing the market price for our common stock now that such shares are registered and freely tradable. A total of 6,990,654 shares were issued in the Merger; of this amount, 2,015,180 are registered, freely tradable and available for sale at the discretion of the stockholder, and 495,757 of those shares were sold as part of the public offering completed on June 15, 2016. The remaining 4,975,474 shares are not immediately available for sale, either due to agreement not to sell by the stockholders, or as a result of such shares being held in escrow. In conjunction with our public offering of common stock completed on June 15, 2016, certain of these stockholders who received our common stock in the Merger have agreed to restrict sales for a total of 2,652,465 shares for a period of 90 days. In addition, 2,323,009 shares of our common stock are held in an escrow account pursuant to the terms of the Merger and will not be released before the one year anniversary of the Merger. The other shares received in the Merger and registered on the Form S-3 registration statement, filed with the SEC on April 15, 2016 and declared effective by the SEC on June 3, 2016 can be sold by the holders of such shares without restrictions.

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

GIGPEAK, INC.

Date: August 5, 2016	/S/ Avi S. Katz
Dr. Avi S. Katz
Chief Executive Officer and Chairman of the Board

Date: August 5, 2016	/S/ Darren Ma
Darren Ma
Chief Financial Officer