Form 10-Q
period 2016-09-25
GigPeak, Inc.
filed 2016-11-02
CIK 1432150

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2016

or

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

The number of shares of Common Stock outstanding as of October 28, 2016, the most recent practicable date prior to the filing of this Quarterly Report on Form 10-Q, was 67,737,381 shares.

PART I	FINANCIAL INFORMATION

GIGPEAK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 25, 2016	December 31, 2015
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$38,363	$30,245
Accounts receivable, net	14,205	10,596
Inventories	11,199	6,880
Prepaid and other current assets	1,003	580
Total current assets	64,770	48,301
Property and equipment, net	3,730	3,133
Intangible assets, net	27,705	4,530
Goodwill	45,853	12,565
Restricted cash	197	330
Other assets	1,464	251
Total assets	$143,719	$69,110
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,675	$3,659
Accrued compensation	3,457	1,782
Notes payable, current	2,905	—
Other current liabilities	3,083	2,219
Total current liabilities	18,120	7,660
Pension liabilities	357	349
Notes payable, net of current portion	10,555	—
Other long-term liabilities	4,018	912
Total liabilities	33,050	8,921
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of September 25, 2016 and December 31, 2015, respectively	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 68,439,135 and 45,221,397 shares issued and outstanding as of September 25, 2016 and December 31, 2015, respectively	68	45
Additional paid-in capital	212,735	163,036
Treasury stock, at cost; 701,754 shares as of September 25, 2016 and December 31, 2015	(2,209)	(2,209)
Accumulated other comprehensive income	386	332
Accumulated deficit	(100,311)	(101,015)
Total stockholders’ equity	110,669	60,189
Total liabilities and stockholders’ equity	$143,719	$69,110

See accompanying notes to condensed consolidated financial statements.

(1)	The condensed consolidated balance sheet as of December 31, 2015 has been derived from the audited consolidated financial statements as of that date.

GIGPEAK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Revenue	$15,796	$10,419	$42,526	$29,319
Cost of revenue	5,148	3,762	14,024	11,040
Gross profit	10,648	6,657	28,502	18,279
Operating expenses:
Research and development	5,395	3,100	14,610	9,572
Selling, general and administrative	4,360	2,468	12,528	7,680
Total operating expenses	9,755	5,568	27,138	17,252
Income from operations	893	1,089	1,364	1,027
Interest expense, net	(236)	(6)	(492)	(12)
Other income (expense), net	14	(5)	(71)	(23)
Income before provision for income taxes	671	1,078	801	992
Provision for income taxes	—	48	97	73
Income from consolidated companies	671	1,030	704	919
Loss on equity investment	—	—	—	3
Net income	$671	$1,030	$704	$916
Net income per share—basic	$0.01	$0.03	$0.01	$0.03
Net income per share—diluted	$0.01	$0.03	$0.01	$0.03
Weighted average number of shares used in basic net income per share calculation	67,623	36,769	55,734	34,060
Weighted average number of shares used in diluted net income per share calculation	69,399	38,497	58,427	35,109

See accompanying notes to condensed consolidated financial statements.

GIGPEAK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Net income	$671	$1,030	$704	$916
Other comprehensive income, net of tax
Foreign currency translation adjustment	27	13	54	16
Other comprehensive income, net of tax	27	13	54	16
Comprehensive income	$698	$1,043	$758	$932

See accompanying notes to condensed consolidated financial statements.

GIGPEAK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 25, 2016	September 27, 2015
Cash flows from operating activities:
Net income	$704	$916
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,513	2,644
Stock-based compensation	3,454	3,132
Change in fair value of warrants	(28)	6
Amortization of debt discount	53	—
Loss on equity investment	—	3
Provision for doubtful accounts	36	—
Changes in operating assets and liabilities:
Accounts receivable	(2,523)	(1,595)
Inventories	(2,847)	(1,681)
Prepaid and other current assets	(604)	(1,052)
Other assets	10	(19)
Accounts payable	3,652	(580)
Accrued compensation	474	1,001
Other current liabilities	(2,510)	(582)
Other long-term liabilities	(150)	36
Net cash provided by operating activities	4,234	2,229
Cash flows from investing activities:
Acquisition, net of cash acquired	(35,443)	—
Purchase of long-term investment	(1,200)	—
Purchases of property and equipment	(1,655)	(1,398)
Change in restricted cash	144	—
Net cash used in investing activities	(38,154)	(1,398)
Cash flows from financing activities:
Proceeds from public offering of stock, net of issuance costs	24,531	16,483
Proceeds from revolving loan	7,100	—
Proceeds from term loan, net of issuance costs	14,800	—
Proceed from private offering of stock, net of issuance costs	4,618	—
Proceeds from exercise of stock options	677	113
Taxes paid related to net share settlement of equity awards	(1,362)	(857)
Repayments on revolving loan	(7,100)
Repayments on term loan	(1,250)	—
Repayments on capital leases	(13)	(3)
Net cash provided by financing activities	42,001	15,736
Effect of exchange rates on cash and cash equivalents	37	16
Net increase in cash and cash equivalents	8,118	16,583
Cash and cash equivalents at beginning of period	30,245	18,438
Cash and cash equivalents at end of period	$38,363	$35,021
Supplemental disclosure of cash flow information:
Interest paid	$516	$15
Taxes paid	$116	$—
Supplemental disclosure of non-cash investing and financing information:
Issuance of common stock in conjunction with acquisition	$17,896	$—
Purchase of property and equipment included in accounts payable	$475	$330
Offering costs included in accounts payable and other current liabilities	$234	$32
Incremental fair value of warrants modified in connection with SVB credit facilities	$143	$—

See accompanying notes to condensed consolidated financial statements.

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

Organization

GigPeak Inc. (“GigPeak” or the “Company”), formerly known as GigOptix, Inc. until the second quarter of 2016, is a leading innovator of semiconductor integrated circuits (“ICs”) and software solutions for high-speed connectivity and high-quality video compression. The Company’s focus is to develop and deliver products that enable lower power consumption and faster data connectivity, more efficient use of network infrastructure and broader connectivity to the Cloud, reducing the total cost of ownership for the network’s operators. GigPeak addresses both the speed of data transmission and the amount of bandwidth the data consumes within the network, and its products also help to improve the efficiency of various Cloud-connected enterprise applications. The GigPeak product portfolio provides flexibility to support on-going changes in the connectivity that customers and markets require by deploying a wider offering of solutions from various kinds of semiconductor materials, ICs and Multi-Chip-Modules (“MCMs”), through cost-effective application-specific-integrated-circuits (“ASICs”) and system-on-chips (“SoCs”), and into full software programmable open-platform offerings.

Since inception in 2007, the Company has expanded its customer base through its sales and marketing activities, and by acquiring and integrating eight (8) companies with complementary and synergistic products and customers. GigPeak established a worldwide direct sales force which is supported by a number of channel representatives and distributors that sell its products throughout North America, Europe and Asia.

Basis of Presentation

The Company’s fiscal year ends on December 31. For quarterly reporting, the Company deploys a modified five-week, four-week, four-week, reporting period. The third quarter of 2016 ended on Sunday, September 25, 2016. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements as of September 25, 2016 and for the three and nine months ended September 25, 2016 and September 27, 2015, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. The statements include the accounts of the Company and all of its subsidiaries and they do not include all of the information and footnotes required by such accounting principles for annual financial statements. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of September 25, 2016, and the results of operations and cash flows for the nine months ended September 25, 2016 and September 27, 2015. The condensed consolidated results of operations for the three and nine months ended September 25, 2016 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2016. This Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Form 10-K filed with the SEC on March 14, 2016 (the “2015 Form 10-K”).

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

Revenue Recognition

The Company’s revenue is mainly derived from the following sources: (i) product revenue, which includes hardware, software and perpetual software license revenue; (ii) services revenue, which include post contract support (“PCS”), professional services, and training; (iii) royalty revenue based on the number of ICs the customers sold during a particular period by the agreed-upon royalty rate; and (iv) engineering project revenues associated with product development.

Revenue from sales of optical communication drivers and receivers and multi-chip modules, broadcasting SoCs for video broadcasting, distribution and contribution applications, networking ICs and MCMs for high-speed information streaming, and other hardware and software products is recognized when persuasive evidence of a sales arrangement exists, transfer of title occurs, the sales price is fixed or determinable and collection of the resulting receivable is reasonably assured. The Company generally provides a standard product warranty on its products and warranty reserves are made at the time revenue is recorded. See Note 8—Commitments and Contingencies for further detail related to the warranty reserve.

Customer purchase orders are generally used to determine the existence of an arrangement. Transfer of title and risk of ownership occur based on defined terms in customer purchase orders, and generally pass to the customer upon shipment, at which point goods are delivered to a carrier. There are no formal customer acceptance terms or further obligations, outside of a standard product warranty. The Company assesses whether the sales price is fixed or determinable based on the payment terms associated with the transaction. Collectibility is assessed based primarily on the credit worthiness of the customer as determined through ongoing credit evaluations of the customer’s financial condition as well as consideration of the customer’s payment history.

The Company sells some products to distributors at the price listed in its price book for that distributor. Certain of the Company’s distributor agreements provide for semi-annual stock rotation privileges of 5% to 10% of net sales for the previous six-month period. At the time of sale, the Company records a sales reserve against revenues for stock rotations approved by management. Each month the Company adjusts the sales reserve for the estimated stock rotation privilege anticipated to be utilized by the distributors. When the distributors pay the Company’s invoices, they may claim stock rotations when appropriate. Once claimed, the Company processes the requests against the prior authorizations and reduces the reserve previously established for that customer. As of September 25, 2016 and December 31, 2015, the reserve for stock rotations was $240,000 and $490,000, respectively, and is recorded in other current liabilities in the consolidated balance sheets.

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

Deferred Revenue

Deferred revenue primarily represents PCS contracts billed in advance but yet to be recognized. The current portion of deferred revenue represents the amounts that are expected to be recognized as revenue within one year of the balance sheet date. As of September 25, 2016, the current portion of deferred revenue of $1.0 million is included in other current liabilities and the noncurrent portion of deferred revenue of $2.5 million is included in other long-term liabilities in the condensed consolidated balance sheets.

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

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments. ASU No. 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU No. 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. The retrospective transition method, requiring adjustment to all comparative periods presented, is required unless it is impracticable for some of the amendments, in which case those amendments would be prospectively as of the earliest date practicable. ASU No. 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of the adoption of ASU No. 2016-15.

In June 2016 the FASB issued Accounting Standard Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to use a current expected credit loss (“CECL”) model which is a new impairment model based on expected losses rather than incurred losses. Under this model an entity would recognize an impairment allowance equal to its current estimate of all contractual cash flows that the entity does not expect to collect from financial assets measured at amortized cost. The entity’s estimate would consider relevant information about past events, current conditions, and reasonable and supportable forecasts, which will result in recognition of lifetime expected credit losses upon loan origination. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted for annual reporting periods beginning after December 15, 2018. The Company is currently assessing the impact the adoption of ASU No. 2016-13 will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) which clarified the revenue recognition implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing which clarified the revenue recognition guidance regarding the identification of performance obligations and the licensing implementation. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients which narrowly amended the revenue recognition guidance regarding collectibility, noncash consideration, presentation of sales tax and transition. ASU No. 2016-08, ASU No. 2016-10 and ASU No. 2016-12 are effective during the same period as ASU No. 2014-09, Revenue from Contracts with Customers, which is effective for annual reporting period beginning after December 15, 2017, with the option to adopt one year earlier. The Company is currently evaluating the impact of the adoption of ASU No. 2016-08, ASU No. 2016-10 and ASU No. 2016-12.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The standard identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. ASU No. 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU No. 2016-09.

In March 2016, the FASB issued ASU No. 2016-07, Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. This guidance eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by step basis as if the equity method had been in effect during all previous periods that the investment had been held. ASU No. 2016-07 is effective for interim and annual reporting periods beginning after December 15, 2016. The Company does not expect the adoption will have a material impact on its condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes Topic 840, Leases. The guidance in this new standard requires lessees to recognize assets and liabilities arising from operating leases on the balance sheet. For operating leases, a lessee is required to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position, to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis, and to classify all cash payments within operating activities in the statement of cash flows. ASU No. 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. The Company is currently evaluating the impact of the adoption of ASU No. 2016-02.

NOTE 2—BALANCE SHEET COMPONENTS

Accounts Receivable, net

Accounts receivable, net consisted of the following (in thousands):

	September 25, 2016	December 31, 2015
Accounts receivable	$14,299	$10,659
Allowance for doubtful accounts	(94)	(63)
Total accounts receivable, net	$14,205	$10,596

Inventories

Inventories consisted of the following (in thousands):

	September 25, 2016	December 31, 2015
Raw materials	$3,765	$2,379
Work in process	5,563	2,710
Finished goods	1,871	1,791
Total inventories	$11,199	$6,880

The Company writes down inventory for excess quantities and obsolescence based on estimated future demand. The Company incurred insignificant inventory write-offs during the three and nine months ended September 25, 2016 and September 27, 2015.

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands, except depreciable life):

	Life (In Years)	September 25, 2016	December 31, 2015
Network and laboratory equipment	3 – 5	$16,686	$13,520
Computer software and equipment	2 – 3	6,159	4,207
Furniture and fixtures	3 – 7	194	165
Office equipment	3 – 5	154	142
Leasehold improvements	1 – 5	782	316
Property and equipment, gross		23,975	18,350
Accumulated depreciation and amortization		(20,245)	(15,217)
Property and equipment, net		$3,730	$3,133

For the three and nine months ended September 25, 2016, depreciation expense related to property and equipment was $433,000 and $1.2 million, respectively. For the three and nine months ended September 27, 2015, depreciation expense related to property and equipment was $332,000 and $1.1 million, respectively.

In addition to the property and equipment above, the Company has prepaid licenses recorded in prepaid and other current assets in the accompanying condensed consolidated balance sheets. For the three and nine months ended September 25, 2016, amortization related to these prepaid licenses was $477,000 and $1.3 million, respectively. For the three and nine months ended September 27, 2015, amortization related to these prepaid licenses was $313,000 and $846,000, respectively.

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	September 25, 2016	December 31, 2015
Accrued commission	$152	$157
Customer deposits	369	342
Deferred revenue	968	—
Warranty liability	408	325
Sales return reserve	240	490
Amounts billed to the U.S. government in excess of approved rates	191	191
Unearned government grant	143	278
Accrued legal and accounting expenses	165	129
Income tax payable	181	57
Common stock warrants liability	11	39
Accrued interest	54	—
Other	201	211
Total other current liabilities	$3,083	$2,219

Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	September 25, 2016	December 31, 2015
Deferred revenue	$2,532	$—
Deferred tax liabilities	328	318
Income taxes payable for unrecognized tax benefits	938	434
Accrued retention bonus	144	89
Other	76	71
Total other long-term liabilities	$4,018	$912

NOTE 3—FAIR VALUE MEASUREMENT

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

The Company’s financial instruments measured at fair value on a recurring basis consist of Level I assets and Level III liabilities. Level I assets include highly liquid money market funds that are included in cash and cash equivalents. Level III liabilities consist of common stock warrants liability that are included in other current liabilities. For the nine months ended September 25, 2016, the Company did not have any significant transfers between Level 1, Level 2 and Level 3.

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 25, 2016 and December 31, 2015 (in thousands):

	Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
September 25, 2016:
Financial Assets:
Money market funds	$12,390		$12,390	$		$
Financial Liabilities:
Common stock warrants liability	$11	$		$			$11

December 31, 2015:
Financial Assets:
Money market funds	$12,364		$12,364		$—		$—
Financial Liabilities:
Common stock warrants liability	$39		$—		$—		$39

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

Common Stock Warrants Liability

The Company issued warrants to purchase common stock in connection with a waiver of certain events of default that arose under a November 2009 loan and security agreement with Bridge Bank. Certain provisions in the warrant agreements provided for down-round protection if the Company raised equity capital at a per share price less than the per share price of the warrants. Such down-round protection requires the Company to classify the common stock warrants as a liability. Common stock warrants are initially measured at its estimated fair value on the issuance date. At the end of each reporting period, change in fair value of common stock warrants are recorded in other income (expense), net on the condensed consolidated statements of operations. The Company will continue to adjust the common stock warrants liability to its estimated fair value until the earlier of the exercise or expiration of the warrants.

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

The following table summarizes the key terms of common stock warrants subject to liability classification as of September 25, 2016 and December 31, 2015 (in thousands, except share and per share amounts):

	Number of Common Stock Warrants						Fair Value
Holder	Upon Issuance	As of September 25, 2016	As of December 31, 2015	Grant Date	Expiration Date	Exercise Price per Share	As of September 25, 2016	As of December 31, 2015
Bridge Bank	20,000	32,429	31,573	April 7, 2010	April 7, 2017	$2.25	$11	$39

The fair value of common stock warrants was determined using Black-Scholes option-pricing model. The fair value of the warrants was estimated using the following assumptions:

	September 25, 2016	December 31, 2015
Stock price	$2.33	$3.04
Exercise price	$2.25	$2.31
Expected life	0.53 years	1.55 years
Risk-free interest rate	0.40%	0.86%
Volatility	46%	62%
Fair value per share	$0.35	$1.23

The change in the fair value of the Level 3 common stock warrants liability during the three and nine months ended September 25, 2016 and September 27, 2015 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Fair value—beginning of period	$11	$12	$39	$8
Change in fair value	—	2	(28)	6
Fair value—end of period	$11	$14	$11	$14

NOTE 4—ACQUISITION

On April 5, 2016, the Company completed its acquisition of Magnum pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”). Magnum was a fabless semiconductor manufacturer and software solution developer, and provided a well-developed and comprehensive portfolio of video broadcasting and compression solutions to GigPeak. The total purchase consideration was a combination of equity and cash, including 6,990,654 shares of common stock with a fair value of $17.9 million and a cash payment of $37.1 million of which a significant portion was used to repay Magnum’s outstanding debt and other liabilities. Pursuant to the Merger Agreement, $6.0 million of the purchase consideration remains in escrow for a period of up to at least 12 months and relates to certain indemnification obligations of Magnum’s former equity holders. Of this $6.0 million, $5.0 million will be held for a period of up to at least 12 months, with the remainder held for an additional 12 months. After the end of the second quarter, in June 2016, the Company submitted a claim to the stockholder representative for a net working capital adjustment pursuant to the terms of the Merger Agreement with Magnum, and the Company is expecting to settle the claim and adjust the total purchase consideration during the quarter ending December 31, 2016. The Magnum acquisition was partially funded by borrowings of $22.1 million from Silicon Valley Bank (See Note 7—Credit Facilities).

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

The following table summarizes the fair values of assets acquired and liabilities assumed (in thousands):

September 25, 2016
Tangible assets acquired:
Cash and cash equivalents	$1,707
Accounts receivable	1,122
Inventories	1,224
Other current assets	1,069
Property and equipment	233
Other long-term assets	15
Liabilities assumed:
Accounts payable	(1,279)
Accrued and other current liabilities	(2,348)
Deferred revenue, net of associated costs	(4,912)
Other long-term liabilities	(593)
Identifiable intangible assets acquired:
Developed technology	16,710
In-process research and development (IPR&D)	7,680
Customer relationships	800
Trade name	330
Goodwill arising from the acquisition:
Goodwill	33,288
Total purchase consideration	$55,046

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

For the nine months ended September 25, 2016, the Company incurred acquisition-related transaction costs of $1.3 million, which were recorded in general and administrative expenses in the condensed consolidated statements of operations.

Pro Forma Financial Information (Unaudited)

The following table presents the unaudited pro forma financial information for the combined entity of GigPeak and Magnum for the three and nine month periods ended September 25, 2016 and September 27, 2015, as if the acquisition had occurred at the beginning of the periods presented after giving effect to certain purchase accounting adjustments. Magnum was acquired on April 5, 2016.

	Three Months Ended		Nine Months Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
	(in thousands except per share amounts)
Net revenue	$15,796	$15,110	$46,402	$43,451
Net income (loss)	$671	$(2,671)	$(3,750)	$(10,281)
Net income (loss) per share—basic and diluted	$0.01	$(0.06)	$(0.06)	$(0.25)

NOTE 5—INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of the following (in thousands):

		As of September 25, 2016			As of December 31, 2015
	Life (years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Definite-lived intangible assets:
Customer relationships	6-8	$4,077	$(2,915)	$1,162	$3,277	$(2,542)	$735
Developed technology	6-7	23,237	(5,180)	18,057	6,527	(3,386)	3,141
Patents	5-16	457	(411)	46	457	(407)	50
Trade name	1-10	989	(612)	377	659	(438)	221
Total definite-lived intangible assets		28,760	(9,118)	19,642	10,920	(6,773)	4,147
Indefinite-lived intangible assets:
IPR&D		8,063	—	8,063	383	—	383
Total intangible assets		$36,823	$(9,118)	$27,705	$11,303	$(6,773)	$4,530

For the three and nine months ended September 25, 2016 and September 27, 2015, amortization of intangible assets was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Cost of revenue	$452	$103	$1,255	$310
Research and development expense	98	—	293	—
Selling, general and administrative expense	214	120	549	360
	$764	$223	$2,097	$670

As of September 25, 2016, amortization of certain developed technologies of $248,000 was capitalized in inventory, and no amortization of intangible assets was capitalized in inventory as of December 31, 2015.

Estimated future amortization expense related to definite-lived intangible assets as of September 25, 2016 is as follows (in thousands):

Years Ending December 31,
2016 (remainder of the year)	$988
2017	3,512
2018	2,955
2019	2,946
2020	2,897
Thereafter	6,344
Total	$19,642

The Company did not record an impairment charge on any intangible assets or goodwill during the three and nine months ended September 25, 2016 and September 27, 2015.

As of December 31, 2015, the Company had $12.6 million of goodwill in connection with the acquisitions of ChipX, Endwave, Tahoe RF and Terasquare. The changes in the carrying amount of goodwill for the nine months ended September 25, 2016 are as follows (in thousands):

Amount
Balance as of December 31, 2015	$12,565
Goodwill addition from Magnum acquisition	33,288
Balance as of September 25, 2016	$45,853

On April 5, 2016, the Company completed its acquisition of Magnum, a fabless semiconductor manufacturer and software solution developer, with a well-developed and comprehensive portfolio of video broadcasting and compression solutions, which resulted in $33.3 million of goodwill. The acquisition closed for a total purchase consideration of $55.0 million, which included assumed liabilities of $9.1 million.

NOTE 6— INVESTMENT IN UNCONSOLIDATED AFFILIATES

In January 2016, the Company invested $1.2 million for a minority stake in Anagog Ltd. (“Anagog”), the developer of the world’s largest crowdsourced parking network. Anagog perfects the mobility status algorithms that allow for advanced on-phone machine learning capabilities for the best user experience with ultra-low battery consumption and a high level of privacy protection. As of September 25, 2016, this cost method investment of $1.2 million is recorded in other assets on the condensed consolidated balance sheets.

In February 2014, together with CPqD, the Company incepted a joint venture, originally named BrPhotonics Produtos Optoeletrônicos LTDA and after an investment in May 2016 by Inova Empresa Fundo De Investimento Em Participaçơes, now named BrPhotonics Produtos Optoeletrônicos S/A (“BrP”), of which the Company owns 37.9% of equity interest. BrP is a provider of advanced high-speed devices for optical communications and integrated transceiver components for information networks, and is based in Campinas, Brazil. The Company transferred into BrP its knowledge-base and intellectual property of TFPS TM technology. The Company transferred its inventory related to the TFPS TM platform and the complete set of production line equipment that previously resided at its Bothell, Washington, facility to CPqD, for use on the BrP joint venture. As of the transfer date, the Company’s net book value of the inventory and property and equipment was $245,000 and $211,000, respectively. During the second quarter of 2015, the Company made an additional capital contribution of $3,000 pursuant to BrP’s Amended Articles of Association which resulted in a total investment in BrP of $459,000.

For the years ended December 31, 2015 and 2014, the Company had losses of $3,000 and $456,000, respectively, for its allocated portion of BrP’s results. Since the Company’s share of the loss exceeded its carrying cost of the investment in BrP, the Company’s investment in an unconsolidated affiliate was written down to zero as of December 31, 2015.

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

In May 2015, SVB and the Prior Borrowers amended the Loan Agreement by entering into a Second Amendment to the Second Restated Loan Agreement (the “Second Amendment”). Pursuant to the Second Amendment, the total aggregate amount that the Company was entitled to borrow from SVB under a Revolving Loan facility was $7.0 million, based on net eligible accounts receivable after an 80% advance rate and subject to limits based on the Company’s eligible accounts as determined by SVB. In addition, the applicable interest rate was decreased from Prime Rate plus 0.6% to Prime Rate plus 0.4%. The terms of the Second Amendment, were set to expire on May 6, 2016.

In April 2016, SVB and the Prior Borrowers, with newly acquired Magnum, entered into the Third Amended and Restated Loan and Security Agreement (the “Third Restated Loan Agreement”) , amending and restating the Loan Agreement, as amended, in its entirety. Pursuant to the Third Restated Loan Agreement, the total aggregate amount that the Company is entitled to borrow from SVB has increased to an amount not to exceed $29.0 million, which is split into two different credit facilities, comprised of (i) the existing Revolving Loan facility which was amended to provide that the Company is entitled to borrow from SVB up to an amount not to exceed $14.0 million, based on net eligible accounts receivable after an 80% advance rate and subject to limits based on the Company’s eligible accounts as determined by SVB (the “Amended Revolving Loan”) and (ii) a second facility under which the Company is entitled to borrow from SVB up to $15.0 million without reference to accounts receivable, and which must be repaid in sixty equal installments, unless the Company exercises its right to prepay the loan (the “Term Loan”). The interest rate for the revolving line is Prime Rate plus 0.4%, or 3.9% as of September 25, 2016. The interest rate for the term loan is Prime Rate plus 1.25%, or 4.75% as of September 25, 2016. The Amended Revolving Loan has a term of 24 months, and no balance is outstanding as of September 25, 2016. The outstanding balance of the Term Loan as of September 25, 2016 was $13.8 million, of which $3.0 million is recorded in the condensed consolidated balance sheet as notes payable, current.

Future principal payments under the Term Loan are as follows (in thousands):

Years Ending December 31,
2016 (remainder of the year)	$750
2017	3,000
2018	3,000
2019	3,000
2020	3,000
Thereafter	1,000
Total	$13,750

SVB had two outstanding existing warrants to purchase common stock of the Company: (i) a warrant to purchase 4,125 shares of common stock at an exercise price of $0.73, with an expiration date of October 5, 2017; and (ii) a warrant to purchase 125,000 shares of common stock at an exercise price of $4.00 per share, with an expiration date of April 23, 2017. In connection with the Third Restated Loan Agreement, these warrants have been amended and restated to extend the expiration date to October 5, 2022 and April 22, 2022, respectively. The change in the fair value of the common stock warrants related to the extension of the expiration date was $143,000 and was recorded as a debt discount on the SVB term loan.

In connection with the Third Restated Loan Agreement, the Company incurred legal and administrative expenses of $200,000 which was recorded as a discount on the SVB Term Loan. The debt discount will be amortized to interest expenses during the life of the term loan using the effective interest method. For the three and nine months ended September 25, 2016, the Company recorded amortization of debt discount of $43,000 and $53,000, respectively.

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

NOTE 8—COMMITMENTS AND CONTINGENCIES

Commitments

Leases

In July 2016, the Company entered into a Fifth Amendment to Lease Agreement related to its headquarters located at 130 Baytech Drive, San Jose, CA 95134. The amendment extended the term of the lease by another 64 months from March 1, 2017 to June 30, 2022. The amended lease provides for a rent holiday of four months and an option to further extend the lease term for five years with monthly rent at the then fair market value.

The Company leases its domestic and foreign sales offices under non-cancelable operating leases. These leases contain various expiration dates and renewal options. The Company also leases certain software licenses under operating leases. Total facilities rent expense for the three and nine months ended September 25, 2016 was $261,000 and $680,000, respectively, and for the three and nine months ended September 27, 2015 was $110,000 and $338,000, respectively.

Aggregate non-cancelable future minimum rental payments under capital and operating leases are as follows (in thousands):

	Capital Leases	Operating Leases
Years Ending December 31,	Minimum Lease Payments	Minimum Lease Payments
2016 (remainder of the year)	$7	$271
2017	9	898
2018	—	955
2019	—	947
2020	—	858
Thereafter	—	1,167
Total minimum lease payments	16	$5,096
Less: amount representing interest	—
Total capital lease obligations	16
Less: current portion	(16)
Long-term portion of capital lease obligations	$—

Contingencies

Tax Contingencies

The Company’s income tax calculations are based on application of the respective U.S. federal, state or foreign tax law. Its tax filings, however, are subject to audit by the respective tax authorities. Accordingly, the Company recognizes tax liabilities based upon its estimate of whether, and the extent to which, additional taxes will be due.

Legal Contingencies

From time to time, the Company may become involved in legal proceedings, claims and litigation arising in the ordinary course of business. When it believes a loss is probable and can be reasonably estimated, the Company accrues the estimated loss in its consolidated financial statements. Where the outcome of these matters is not determinable, the Company does not make a provision in its consolidated financial statements until the loss, if any, is probable and can be reasonable estimated or the outcome becomes known.

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

The table below summarizes the activities related to accrued product warranties, which is included as a component of other current liabilities, for the three and nine months ended September 25, 2016 and September 27, 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Accrued product warranties — beginning of period	$301	$357	$325	$334
Warranty charges	406	117	494	395
Warranties settled	(299)	(139)	(411)	(394)
Accrued product warranties — end of period	$408	$335	$408	$335

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

Pursuant to the PDSTI Agreement, the Company agreed to file a registration statement on Form S-3 to provide registration rights to PDSTI in respect of the shares. The SEC declared the registration statement effective on June 3, 2016. The PDSTI Agreement provided that if the registration statement was not declared effective by July 7, 2016, the Company would pay to PDSTI, as liquidated damages, 0.4% of the aggregate purchase price on a monthly, prorated basis, until the registration statement was declared effective, with interest on these liquidated damages to accrue at the rate of 1.0% per month until paid in full. In the event that any U.S. governmental body or agency took any action or issued any order within six months that would have prevented PDSTI from holding the shares or invalidated the Company’s issuance of the shares to PDSTI, the Company had agreed to return PDSTI’s full purchase price, plus 0.4% interest on the purchase price (accruing monthly until paid in full), and to reimburse PDSTI’s expenses in connection with negotiating the private placement, up to $15,000. As of September 25, 2016, both of the loss contingencies on liquidated damages and the contingent redemption feature expired, and the net proceeds from the PDSTI Agreement of $4.6 million, comprised of the purchase price of $5.0 million net of $384,000 of related costs, were reclassified to permanent equity on the condensed consolidated balance sheets.

Common and Preferred Stock

In December 2008, the Company’s stockholders approved an amendment to the Certificate of Incorporation to authorize 50,000,000 shares of common stock, par value $0.001 per share. In November 2014, the Company’s stockholders approved an amendment to the Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 50,000,000 shares to 100,000,000 shares, par value $0.001 per share. In addition, the Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.001 per share, of which 750,000 shares have been designated Series A Junior Preferred Stock with powers, preferences and rights as set forth in the amended and restated certificate of designation dated December 15, 2014; the remainder of the shares of preferred stock are undesignated, for which the Board of Directors is authorized to fix the designation, powers, preferences and rights. As of September 25, 2016 and December 31, 2015, there were no shares of preferred stock issued or outstanding.

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

In general, the exercisability of the rights to purchase preferred stock will be triggered if any person or group, including persons knowingly acting in concert to affect the control of the Company, is or becomes a beneficial owner of 10% or more of the outstanding shares of the Company’s common stock after the Adoption Date. Stockholders or beneficial ownership groups who owned 10% or more of the outstanding shares of common stock of the Company on or before the Adoption Date will not trigger the preferred share purchase rights unless they acquire an additional 1% or more of the outstanding shares of the Company’s common stock. Each right entitles a holder with the right upon exercise to purchase one one-thousandth of a share of preferred stock at an exercise price that is currently set at $5.25 per right, subject to purchase price adjustments as set forth in the rights agreement. Each share of preferred stock has voting rights equal to one thousand shares of common stock. In the event that exercisability of the rights is triggered, each right held by an acquiring person or group would become void. As a result, upon triggering of exercisability of the rights, there would be significant dilution in the ownership interest of the acquiring person or group, making it difficult or unattractive for the acquiring person or group to pursue an acquisition of the Company. These rights expire in December 2017, unless earlier redeemed or exchanged by the Company.

2008 Equity Incentive Plan

In December 2008, the Company adopted the 2008 Equity Incentive Plan (the “2008 Plan”) for directors, employees, consultants and advisors to the Company or its affiliates. Under the 2008 Plan, 2,500,000 shares of common stock were reserved for issuance upon the completion of a merger with Lumera Corporation (“Lumera”) on December 9, 2008. On January 1 of each year, starting in 2009, the aggregate number of shares reserved for issuance under the 2008 Plan increase automatically by the lesser of (i) 5% of the number of shares of common stock outstanding as of the Company’s immediately preceding fiscal year, or (ii) a number of shares determined by the Board of Directors. The maximum number of shares of common stock to be granted as incentive stock options (“ISOs”) and non-qualified stock options (“NSOs”) is up to 21,000,000 shares. Forfeited options or awards generally become available for future awards. On January 1, 2016, there was an automatic increase of 2,260,527 shares. As of September 25, 2016, 12,033,086 options to purchase common stock and restricted stock units (“RSUs”) were outstanding and 1,805,444 shares are authorized for future issuance under the 2008 equity incentive plan.

Under the 2008 Plan, the exercise price of a stock option is at least 100% of the stock’s fair market value on the date of grant, and if an ISO is granted to a 10% stockholder at least 110% of the stock’s fair market value on the date of grant. Vesting periods for awards are recommended by the Chief Executive Officer, and approved by the Board of Directors or its Compensation Committee and generally provide for stock options to vest monthly over a four-year period, with a one year vesting cliff of 25%, and have a maximum life of ten years from the date of grant. The Company has also been issuing RSUs which generally vest over a period range from nine months to four years.

2007 Equity Incentive Plan

In August 2007, the Company adopted the 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan provided for grants of options to purchase membership units, membership awards and restricted membership units to employees, officers and non-employee directors, and upon the completion of the merger with Lumera were converted into grants of up to 632,500 shares of common stock. Vesting periods are determined by the Board of Directors and generally provide for stock options to vest over a four-year period and expire ten years from date of grant. Vesting for certain shares of restricted stock is contingent upon both service and performance criteria. The 2007 Plan was terminated upon the completion of merger with Lumera on December 9, 2008 and the remaining 864 shares of stock options not granted under the 2007 Plan were cancelled. No shares of the Company’s common stock remain available for issuance of new grants under the 2007 Plan other than for satisfying exercises of stock options granted under this plan prior to its termination. As of September 25, 2016, options to purchase a total of 321,450 shares of common stock and 4,125 shares of common stock warrants were outstanding.

Lumera 2000 and 2004 Stock Option Plan

In December 2008, in connection with the merger with Lumera, the Company assumed the existing Lumera 2000 Equity Incentive Plan and the Lumera 2004 Stock Option Plan (the “Lumera Plan”). All unvested options granted under the Lumera Plan were assumed by the Company as part of the merger. All contractual terms of the assumed options remain the same, except for the converted number of shares and exercise price based on merger conversion ratio of 0.125. As of September 25, 2016, no additional options can be granted under the Lumera Plan, and options to purchase a total of 40,436 shares of common stock were outstanding.

Warrants

As of September 25, 2016, the Company had a total of 161,554 warrants to purchase common stock outstanding under all warrant arrangements. During the nine months ended September 25, 2016, no warrants were exercised or expired. Some of the warrants have anti-dilution provisions which adjust the number of warrants available to the holder such as, but not limited to, stock dividends, stock splits and certain reclassifications, exchanges, combinations or substitutions. These provisions are specific to each warrant agreement.

Stock-Based Compensation Expense

The following table summarizes the Company’s stock-based compensation expense for the three and nine months ended September 25, 2016 and September 27, 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Cost of revenue	$74	$94	$232	$315
Research and development expense	277	287	879	896
Selling, general and administrative expense	745	562	2,343	1,921
Total Stock-Based Compensation Expense	$1,096	$943	$3,454	$3,132

The Company did not grant any options during the three or nine months ended September 25, 2016 and September 27, 2015.

Stock Options

The following table summarizes option activities under the Company’s equity incentive plans for the nine months ended September 25, 2016:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding—December 31, 2015	7,918,584	$2.32	4.82	$7,422
Exercised	(419,450)	1.61
Forfeited/Expired	(178,191)	5.10
Outstanding—September 25, 2016	7,320,943	$2.29	4.06	$2,846
Vested and exercisable, September 25, 2016	7,261,710	$2.30	4.04	$2,760
Vested and exercisable and expected to vest, September 25, 2016	7,316,946	$2.29	4.06	$2,840

The aggregate intrinsic value reflects the difference between the exercise price of stock options and the fair value of the underlying common stock as determined by the Company’s closing stock price. The total intrinsic value of options exercised during the nine months ended September 25, 2016 was $491,000. The total intrinsic value of options exercised during the nine months ended September 27, 2015 was $47,000.

As of September 25, 2016, the unrecognized stock-based compensation cost related to stock options, net of estimated forfeitures, was $30,000, which is expected to be recognized over a weighted-average period of 0.6 years.

RSUs

The following table summarizes RSU activities under the Company’s equity incentive plans for the nine months ended September 25, 2016:

	Number of Shares	Weighted -Average Grant Date Fair Value

Unvested balance—December 31, 2015	4,361,833	$1.64
Granted	2,999,443	2.65
Released	(1,411,074)	1.84
Forfeited/expired	(876,173)	2.18
Unvested balance— September 25, 2016	5,074,029	$2.11

As of September 25, 2016, the unrecognized stock-based compensation cost related to RSUs, net of estimated forfeitures, was $8.8 million, which is expected to be recognized over a weighted-average period of 2.9 years.

The majority of the RSUs that vested in the nine months ended September 25, 2016 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were based on the value of the RSUs on their vesting date as determined by the Company’s closing stock price. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company. For the nine months ended September 25, 2016, 1,411,074 shares of RSUs vested and the Company withheld 552,468 shares to satisfy approximately $1.4 million of employees’ minimum tax obligation on the vested RSUs.

On July 19, 2016, the Company rescinded certain RSUs granted to Dr. Avi S. Katz, its Chief Executive Officer, as the total number of RSUs granted to Dr. Katz in 2015 were in excess of the 1,000,000 share per calendar year per person award limit as required by the 2008 Plan. As a result, Dr. Katz offered to rescind certain RSUs from two separate grants made to him in 2015, and the Company, upon the recommendation of the Compensation Committee of the Board of Directors, i) rescinded 401,250 shares of unvested RSUs and concurrently issued an equal number of RSUs with the same vesting term; and ii) rescinded 60,106 shares of unvested RSUs and concurrently issued 39,121 shares of RSUs with the same vesting term as the rescinded grant but a reduced number of shares vesting in each tranche as compared to the rescinded grant of RSUs. The Company accounted for the rescission and subsequent grant of RSUs to Dr. Katz as a modification with no incremental fair value. As a result, the Company continued to record stock-based compensation expenses based on the original grant date fair value prior to the modification, and no additional expense was recorded by the Company.

NOTE 10—INCOME TAXES

The Company recorded a provision for income taxes of nil and $97,000 for the three and nine months ended September 25, 2016, respectively, and $48,000 and $73,000 for the three and nine months ended September 27, 2015. The income tax provisions for the three and nine months ended September 25, 2016 and September 27, 2015 were due primarily to state taxes and foreign taxes due. The Company has incurred tax losses in Israel, Germany, and China and has a full valuation allowance against such losses.

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such a determination, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. In order to support a conclusion that a valuation allowance is not needed, positive evidence of sufficient quantity and quality is necessary to overcome negative evidence. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding realization of the asset including lack of profitability through September 25, 2016 and the uncertainty over future operating profitability and taxable income. The Company will continue to evaluate the potential realization of the deferred tax assets on a quarterly basis.

The Company files tax returns in the U.S. federal, U.S. state and foreign tax jurisdictions. The Company’s major tax jurisdictions are the U.S., California, Canada, Switzerland, Korea, Japan, and Israel. The Company’s fiscal years through December 31, 2015 remain subject to examination by the tax authorities for U.S. federal, U.S. state and foreign tax purpose.

NOTE 11—NET INCOME PER SHARE

The computations for basic and diluted net income per share are as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Net income	$671	$1,030	$704	$916
Weighted-average number of shares used in basic net income per share	67,623	36,769	55,734	34,060
Effect of dilutive securities:
Stock options	1,047	940	1,617	654
Restricted stock units	726	785	1,071	393
Common stock warrants	3	3	5	2
Weighted-average number of shares used in diluted net income per share	69,399	38,497	58,427	35,109
Net income per share—basic	$0.01	$0.03	$0.01	$0.03
Net income per share—diluted	$0.01	$0.03	$0.01	$0.03

The following weighted-average common stock equivalents were excluded from the calculation of diluted net income per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Stock options and RSUs	6,899,132	3,182,471	5,732,330	5,719,305
Common stock warrants	157,429	156,573	135,810	158,544
Total	7,056,561	3,339,044	5,868,140	5,877,849

NOTE 12—SEGMENT AND GEOGRAPHIC INFORMATION

The Company’s chief operating decision maker is its Chief Executive Officer. The chief operating decision maker reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, the Company has determined that it operates as a single operating and reportable segment.

The following table summarizes revenue by geographic region (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 25, 2016		September 27, 2015		September 25, 2016		September 27, 2015
North America	$8,539	54%	$3,840	37%	$21,587	51%	$10,102	35%
Asia	4,090	26%	3,902	38%	12,203	29%	9,478	32%
Europe	3,025	19%	2,531	24%	8,594	20%	9,186	31%
Rest of World	142	1%	146	1%	142	0%	553	2%
Total	$15,796	100%	$10,419	100%	$42,526	100%	$29,319	100%

The Company determines geographic location of its revenue based upon the destination of shipments of its products.

For the three months ended September 25, 2016, one distributor accounted for 15% of total revenue. For the three months ended September 27, 2015, four customers accounted for 60% of total revenue. No other customer accounted for more than 10% of revenue for the respective three month periods.

For the nine months ended September 25, 2016, one distributor accounted for 13% of total revenue. For the nine months ended September 27, 2015, three customers accounted for 41% of total revenue. No other customer accounted for more than 10% of revenue for the respective nine month periods.

The following table summarizes long-lived assets by geography (in thousands, except percentages):

	September 25, 2016		December 31, 2015
Americas	$3,129	84%	$2,680	85%
Europe	448	12%	435	14%
Asia	153	4%	18	1%
Total	$3,730	100%	$3,133	100%

Long-lived assets, comprised of property and equipment, net are reported based on the location of the assets at each balance sheet date.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in our Quarterly Report on Form 10-Q for the quarter ended September 25, 2016. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2015 and this Quarterly Report on Form 10-Q. We assume no obligation to update the forward-looking statements or such risk factors.

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

Overview

GigPeak Inc. (“GigPeak”), formerly known as GigOptix, Inc. until the second quarter of 2016, is a leading innovator of semiconductor integrated circuits (“ICs”) and software solutions for high-speed connectivity and high-quality video compression. Our focus is to develop and deliver products that enable lower power consumption and faster data connectivity, more efficient use of network infrastructure and broader connectivity to the Cloud, reducing the total cost of ownership for the network’s operators. We address both the speed of data transmission and the amount of bandwidth the data consumes within the network, and its products also help to improve the efficiency of various Cloud-connected enterprise applications. The GigPeak product portfolio provides flexibility to support on-going changes in the connectivity that customers and markets require by deploying a wider offering of solutions from various kinds of semiconductor materials, ICs and Multi-Chip-Modules (“MCMs”), through cost-effective application-specific- integrated-circuits (“ASICs”) and system-on-chips (“SoCs”), and into full software programmable open-platform offerings.

Most of our products are highly customized and typically developed in partnership with key “Lighthouse” customers, occasionally generating some engineering project revenues through the development stage, but generating the majority of revenue from future device product shipments and sales through these customers and general market availability.

Since inception in 2007, we have expanded our customer base through our sales and marketing activities, and by acquiring and integrating eight (8) companies with complementary and synergistic products and customers. Our worldwide direct sales force is supported by a significant number of channel representatives and distributors that sell our products throughout North America, Europe and Asia.

As noted above, on April 5, 2016, we completed our most recent acquisition of Magnum, and simultaneously renamed ourselves as GigPeak, Inc., to reflect the extension of our solution offering into wider Cloud-connectivity applications. Magnum was a privately-held fabless semiconductor manufacturer and software solution developer, and brought a well-developed and comprehensive portfolio of video broadcasting and compression solutions to GigPeak, including silicon ICs, SoCs and software solutions, including high-end compression encoding and video-quality algorithm products, and a comprehensive library of intellectual property. The Magnum products, now marketed as GigPeak’s MX product-line, are offered solely for the professional and enterprise video broadcast infrastructure applications, yet are extendable to end-user applications, such as potentially the security and Internet-of-Things (“IoT”) camera markets. Those products are the top of the line products, tools and technologies that can be deployed for the entire universe of video content creation and the associated distribution chain, from contribution and production through distribution over cable, telecom, satellite and over-the-top (“OTT”) video streaming.

Today’s video service providers, which include cable operators, telecommunications companies and satellite TV providers, are continuously seeking to perfect their linear and nonlinear workflows and improve the quality of their video content, while simultaneously optimizing the efficiency of their networks and improving content quality in a constantly reducing bitrate environment. This enables the video service providers to stream larger amount of video and media data and increase channel density through the existing network pipes infrastructure. Our products, tools, and technologies are currently used in the entire video content creation and distribution chain. Specifically, our solutions are used to address challenges in video contribution, video production, primary and secondary distribution, and enterprise wide solutions. Over time, we may look to leverage those capabilities and seek opportunities to expand our offerings into new markets, such as potentially high-end cameras and other video IoT applications.

This blending of products and technologies gives GigPeak the capability to address both the speed of data transmission and the amount of bandwidth the data consumes within a network, driven in particular by video content, which is the source of a majority of the datacenter traffic and storage in today’s networks. Through this unique combination, we provide solutions to enhance the footprint utilization and reduce the total cost of ownership of existing network pipes from the core to the end user.  Our wide product portfolio and exceptional customer support practices will continue to serve the enterprise networking and broadcasting original equipment manufacturers (“OEMs”), as well as potentially IoT and other Cloud-connected enterprise and end-user consumers, and is very unique among all other semiconductor fabless companies in the industry.

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

GigPeak’s Solutions

After closing the Magnum acquisition, we refocused the Company’s direction. Hence, in addition to the networking solutions we previously offered, as described in our Annual Report on Form 10-K, we have added the following products and solutions.

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

Products

Enterprise Networking “Above the Cloud”: Telecom, Datacom and Broadcasting

We design and market products that amplify electrical signals during both the transmission (amplifiers, drivers for various vertical-cavity-surface-emitting-laser (“VCSEL”), and direct-modulated-laser, (“DML”) laser devices and modulator, and clock-data-recovery, (“CDR”) devices and reception trans-impedance-amplifiers (“TIAs”) and DMLs of optical signals in the transmission of data. In addition, we offer microwave and millimeter wave amplifiers to enable amplification of small signal radio signals into more powerful signals that can be transmitted over long distances to establish high throughput data connections or enable radar based applications. We have a comprehensive product portfolio, particularly at data rates that exceed 10 Gbps. The primary target markets and applications for our products include optical interface modules such as line-cards, transponders and transceivers within telecom and datacom switches and routers, and high speed wireless point-to-point millimeter wave systems. Our products are critical blocks used in telecom and datacom optical communications networks. For telecom, these networks range from long haul to metro systems, and for datacom, from access to data links to the consumers, where the conversion of data from the electrical domain to the optical domain, or vice-versa occurs. Our optical drivers amplify the input digital data stream that is used to directly modulate the laser or to drive an external modulator that acts as a precise shutter to switch on and off the light that creates the modulated optical data stream. At the other end of the optical fiber, our sensitive receiver TIAs detect and amplify the small currents generated by photo-diodes converting the received light into an electrical current. The TIAs amplify the small current signals into a larger voltage signal that can be read by the electronics and processors in the network servers. We supply an optimized component for each type of laser and photo-diode depending upon the speed, reach and required cost. Generally, a shorter reach results in higher volume, and less demanding electrical product specifications to support the traveled optical signal.

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

Enterprise and Cloud – Connectivity Customers “Below the Cloud”: Wireless and Industrial ASICs

Our semiconductor ICs, SoCs and software solutions are designed to address the challenges faced by network operators for high-speed connectivity and high-quality video compression over the enterprise network and the Cloud. Our focus is to deliver products that enable lower power consumption and faster data connectivity, better content quality streaming and broader connectivity into and out of the Cloud, for the end user appliances and terminals. Our products are deployed for use by various consumer and enterprise end user customers, both in the commercial, military and aerospace markets.

In addition, we offer complex ASIC solutions, such as high-speed, high-frequency and ultra-wide-bandwidth devices that are used in a number of applications such as mil-aero, test and measurement, medical equipment, security and surveillance applications, as well as emerging consumer electronics such as gaming and entertainment, to enable the high speed processing of complex signals.

Results of Operations

Historically, since inception in 2007 and through 2014, we have incurred net losses. However, for the three and nine months ended September 25, 2016 and for the year ended December 31, 2015, we recorded net income of $671,000, $704,000, and $1.2 million, respectively. For the nine months ended September 27, 2015, we incurred a net income of $916,000. For the nine months ended September 25, 2016 and the year ended December 31, 2015, we had cash inflows from operations of $4.2 million and $3.0 million, respectively. As of September 25, 2016, we had an accumulated deficit of $100.3 million.

Revenue

Revenue for the periods reported was as follows (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Revenue	$15,796	$10,419	$42,526	$29,319
Increase, period over period	$5,377		$13,207
Percentage increase, period over period	52%		45%

Total revenue for the three months ended September 25, 2016 was $15.8 million, an increase of $5.4 million or 52%, compared with $10.4 million for the three months ended September 27, 2015, due to increased growth resulting from the Magnum acquisition and organically from our existing products.

Total revenue for the nine months ended September 25, 2016 was $42.5 million, an increase of $13.2 million or 45%, compared with $29.3 million for the nine months ended September 27, 2015, due to increased growth resulting from the Magnum acquisition and organically from our existing products.

Cost of Revenue and Gross Profit

Cost of revenue and gross profit for the periods presented was as follows (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Cost of revenue	$5,148	$3,762	$14,024	$11,040
Gross profit	$10,648	$6,657	$28,502	$18,279
Gross margin	67%	64%	67%	62%
Increase, period over period	$3,991		$10,223
Percentage increase, period over period	60%		56%

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

Gross profit for the three months ended September 25, 2016 was $10.6 million, or a gross margin of 67%, compared to a gross profit of $6.7 million, or a gross margin of 64%, for the three months ended September 27, 2015. The increase in gross margin is primarily due to increased growth resulting from the Magnum acquisition, and organically from our existing products and change in product mix in favor of higher margin products.

Gross profit for the nine months ended September 25, 2016 was $28.5 million, or a gross margin of 67%, compared to a gross profit of $18.3 million, or a gross margin of 62%, for the nine months ended September 27, 2015. The increase in gross margin is primarily due to the Magnum acquisition, and organically from our existing products and change in product mix in favor of higher margin products.

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

Research and Development Expense

Research and development (“R&D”) expense for the periods presented was as follows (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Research and development expense	$5,395	$3,100	$14,610	$9,572
Percentage of revenue	34%	30%	34%	33%
Increase, period over period	$2,295		$5,038
Percentage increase, period over period	74%		53%

R&D expense consists primarily of salaries and related expenses for R&D personnel, consulting and engineering design, non-capitalized tools and equipment, engineering related semiconductor masks, depreciation for equipment, engineering expenses paid to outside technology development suppliers, allocated facilities costs and expenses related to stock-based compensation.

R&D expense for the three months ended September 25, 2016 was $5.4 million compared to $3.1 million for the three months ended September 27, 2015, an increase of $2.3 million or 74%. R&D expense increased as compared to the third quarter of 2015 primarily due to a $1.4 million increase in personnel related expenses, a $0.3 million increase in expense related to amortization of software and intangible assets, a $0.2 million increase in facility related expenses, and a $0.2 million increase in consultant and outside service expenses. The majority of those increased expenses are due to the integration of the R&D resources and projects of Magnum as of the closing of the acquisition on April 5, 2016.

R&D expense for the nine months ended September 25, 2016 was $14.6 million compared to $9.6 million for the nine months ended September 27, 2015, an increase of $5.0 million or 53%. R&D expense increased as compared to 2015 primarily due to a $3.0 million increase in personnel related expenses, a $0.7 million increase in expense related to amortization of software and intangible assets, a $0.5 million increase in facility related expenses, and a $0.6 million increase in consultant and outside service expenses. The majority of those increased expenses are due to the integration of the R&D resources and projects of Magnum as of the closing of the acquisition on April 5, 2016.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense for the periods presented was as follows (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Selling, general and administrative expense	$4,360	$2,468	$12,528	$7,680
Percentage of revenue	28%	24%	29%	26%
Increase, period over period	$1,892		$4,848
Percentage increase, period over period	77%		63%

SG&A expenses consist primarily of salaries and related expenses for executive, accounting, finance, sales, marketing and administration personnel, professional fees, allocated facilities costs, promotional activities and expenses related to stock-based compensation.

SG&A expense for the three months ended September 25, 2016 was $4.4 million compared to $2.5 million for the three months ended September 27, 2015, an increase of $1.9 million or 77%. SG&A expense increased as compared to the third quarter of 2015 primarily due to a $1.2 million increase in personnel related expenses, a $0.2 million increase in public company costs, a $0.2 million increase in stock-based compensation expenses, and an increase of $0.1 million in amortization of intangible assets. The majority of those increased expenses are due to the integration of the R&D resources and projects of Magnum as of the closing of the acquisition on April 5, 2016.

SG&A expense for the nine months ended September 25, 2016 was $12.5 million compared to $7.7 million for the nine months ended September 27, 2015, an increase of $4.8 million or 63%. SG&A expense increased as compared to 2015 primarily due to a $2.0 million increase in personnel related expenses, a $1.2 million increase in legal expenses, a $0.4 million increase in public company costs, a $0.4 million increase in stock-based compensation expenses, and a $0.2 million increase in amortization of intangible assets. The majority of those increased expenses are due to the integration of the R&D resources and projects of Magnum as of the closing of the acquisition on April 5, 2016.

Interest Expense, Net and Other Expense, Net

Interest expense, net and other expense, net for the periods presented was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Interest expense, net	$(236)	$(6)	$(492)	$(12)
Other income (expense), net	14	(5)	(71)	(23)
Total	$(222)	$(11)	$(563)	$(35)

Interest expense, net and other expense, net consist primarily of gains and losses related to foreign currency transactions, gains and losses related to property and equipment disposals, interest on line of credit, term loan and capital leases and amortization of loan fees in connection with our Silicon Valley Bank (“SVB”) line of credit and loan.

Interest expense, net for the three months ended September 25, 2016 was $236,000 compared to $6,000 for the three months ended September 27, 2015. Interest expense, net increased as compared to the third quarter of 2015 primarily due to interest on the line of credit and term loan with SVB. This increased expense is solely attributable to the loan we incurred to support the Magnum acquisition payment.

Interest expense, net for the nine months ended September 25, 2016 was $492,000 compared to $12,000 for the nine months ended September 27, 2015. Interest expense, net increased as compared to 2015, primarily due to interest on the line of credit and term loan with SVB.

Provision for Income Taxes

Tax provision for the periods presented was as follows (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Provision for income taxes	$—	$48	$97	$73
Increase (decrease), period over period	$(48)		$24
Percentage increase (decrease), period over period	(100)%		33%

Provision for income tax expense was nil and $48,000 for the three months ended September 25, 2016 and September 27, 2015, respectively. Our effective tax rate was nil and 4% for three months ended September 25, 2016 and September 27, 2015, respectively. The income tax provision for the three months ended September 25, 2016 and September 27, 2015 was due primarily to state taxes and foreign taxes due. We have incurred book losses in Israel, Germany, and China and have a full valuation allowance against such losses.

Income tax expense was $97,000 and $73,000 for the nine months ended September 25, 2016 and September 27, 2015, respectively. The income tax provision for the nine months ended September 25, 2016 and September 27, 2015 was due primarily to state taxes and foreign taxes due. Our effective tax rate was 12.1% and 7.4% for the nine months ended September 25, 2016 and September 27, 2015, respectively. We have incurred book losses in Israel, Germany, and China and have a full valuation allowance against such losses.

Liquidity and Capital Resources

Cash and cash equivalents and cash flow data for the periods presented were as follows (in thousands):

	September 25, 2016	December 31, 2015
Cash and cash equivalents	$38,363	$30,245

	Nine Months Ended
	September 25, 2016	September 27, 2015
Net cash provided by operating activities	$4,234	$2,229
Net cash used in investing activities	$(38,154)	$(1,398)
Net cash provided by financing activities	$42,001	$15,736

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

Pursuant to the PDSTI Agreement, the Company agreed to file a registration statement on Form S-3 to provide registration rights to PDSTI in respect of the shares. The SEC declared the registration statement effective on June 3, 2016. The PDSTI Agreement provided that if the registration statement was not declared effective by July 7, 2016, the Company would pay to PDSTI, as liquidated damages, 0.4% of the aggregate purchase price on a monthly, prorated basis, until the registration statement was declared effective, with interest on these liquidated damages to accrue at the rate of 1.0% per month until paid in full. In the event that any U.S. governmental body or agency took any action or issued any order within six months that would have prevented PDSTI from holding the shares or invalidated the Company’s issuance of the shares to PDSTI, the Company had agreed to return PDSTI’s full purchase price, plus 0.4% interest on the purchase price (accruing monthly until paid in full), and to reimburse PDSTI’s expenses in connection with negotiating the private placement, up to $15,000. As of September 25, 2016, both of the loss contingencies on liquidated damages and the contingent redemption feature expired, and the net proceeds from the PDSTI Agreement of $4.6 million, comprised of the purchase price of $5.0 million net of $384,000 of related costs, were reclassified to permanent equity on the condensed consolidated balance sheets.

Operating Activities

Operating activities provided cash of $4.2 million in the nine months ended September 25, 2016. Our net income, adjusted for depreciation, stock-based compensation, and other non-cash items, was $8.7 million. The remaining use of $4.5 million of cash was primarily due to an increase in accounts receivable of $2.5 million, an increase in inventories of $2.8 million, an increase in prepaid and other current assets of $604,000, and a decrease in other current liabilities of $2.5 million, which were partially offset by an increase in accounts payable of $3.7 million.

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

Investing Activities

Net cash used in investing activities for the nine months ended September 25, 2016 was $38.2 million and consisted primarily of $35.4 million used to acquire Magnum in April 2016, $1.7 million used to purchases property and equipment, and $1.2 million for investment in Anagog, Ltd.

Net cash used in investing activities for the nine months ended September 27, 2015 was $1.4 million for property and equipment purchases.

Financing Activities

Net cash provided by financing activities for the nine months ended September 25, 2016 was $42.0 million and consisted primarily of $24.5 million net proceeds from a public stock offering, $21.9 million from debt financing, $4.6 million from a private offering of stock and $0.7 million from the exercise of stock options, which were partially offset by $1.4 million of taxes paid related to net share settlement of restricted stock units and $8.4 million of repayment of debt.

Net cash provided by financing activities for the nine months ended September 27, 2015 was $15.7 million and consisted primarily of $16.5 million of net proceeds from our public stock offering and $113,000 proceeds from exercise of stock options, which were partially offset by $857,000 of taxes paid related to net share settlement of restricted stock units.

Material Commitments

The following table summarizes our future net cash obligations for operating leases and capital leases, in thousands of dollars, as of September 25, 2016 (in thousands):

Contractual Obligations as of September 25, 2016:	Total	Less than One Year	One to Three Years	Three to Five Years
Operating lease obligations	$5,096	$885	$1,947	$2,264
Capital lease obligations (including interest)	16	16	—	—
Total	$5,112	$901	$1,947	$2,264

GigPeak did not have any material commitments for capital expenditures as of September 25, 2016.

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

WHERE YOU CAN FIND MORE INFORMATION

Our filings with the Securities and Exchange Commission (the “SEC”), including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended are available on our website at http://www.gigpeak.com , free of charge, as soon as reasonably practicable after the electronic filing of these reports with the SEC. The information contained on our website is not a part of this Quarterly Report on Form 10-Q.

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

●	GigPeak Twitter Account (https://twitter.com/gigpeak)

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our CEO and CFO have evaluated the effectiveness of our disclosure controls and procedures as of September 25, 2016 and have concluded that these controls and procedures were effective. We believe that a control system, no matter how well designed and operated, can only provide reasonable assurance and cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our CEO and CFO have concluded that our consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States.

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

Historically, since inception in 2007 and through 2014, we have incurred net losses. However, for the three and nine months ended September 25, 2016 and for the year ended December 31, 2015, we recorded net income of $671,000, $704,000, and $1.2 million, respectively. For the nine months ended September 27, 2015, we incurred a net income of $916,000. For the nine months ended September 25, 2016 and the year ended December 31, 2015, we had cash inflows from operations of $4.2 million and $3.0 million, respectively. As of September 25, 2016, we had an accumulated deficit of $100.3 million. We expect development, sales and other operating expenses to increase in the future as we expand our business. If our revenue does not grow to offset these current expenses, we may not be profitable. In fact, in future quarters we may not have any revenue growth and our revenues could decline. Furthermore, if our operating expenses exceed expectations, financial performance will be adversely affected and we may continue to incur significant losses in the future.

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

For the nine months ended September 25, 2016, one distributor accounted for 13% of total revenue. For the nine months ended September 27, 2015, three customers accounted for 41% of our total revenue. No other customers accounted for more than 10% of total revenue during the nine months ended September 25, 2016 and September 27, 2015.

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

Our operating cash flows are dependent on the continued collection of receivables. Our accounts receivable as of September 25, 2016 increased by $3.6 million or 34% compared to the balance as of December 31, 2015. Historically, we have not had significant uncollectible accounts. However, if a customer is unable or refuses to pay we could suffer additional accounting losses as well as a reduction in liquidity. A significant increase in uncollectible accounts would have an adverse impact on our business, liquidity and financial results.

Our business is subject to foreign currency risk.

Sales to customers located outside the United States comprised 51% and 70% of our revenue for the nine months ended September 25, 2016 and September 27, 2015, respectively. In addition, we have four subsidiaries overseas (Switzerland, Japan, Canada and Korea) that record their operating expenses in a foreign currency. Since sales of our products have been denominated to date primarily in U.S. dollars, increases in the value of the U.S. dollar could increase the price of our products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales. Future international activity may result in increased foreign currency denominated sales. Gains and losses on the conversion to U.S. dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in GigPeak’s results of operations. We currently do not have hedging or other programs in place to protect against adverse changes in the value of the U.S. dollar as compared to other currencies to minimize potential adverse effects.

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

We design our video processing solutions to conform to video compression standards, including MPEG-2, H.264 and H.265, set by industry standards setting bodies such as ITU-T Video Coding Experts Group and the ISO/IEC Moving Picture Experts Group. Generally, our solutions comprise only a part of a camera or broadcast infrastructure equipment device. All components of these devices must uniformly comply with industry standards in order to operate efficiently together. We depend on companies that provide other components of the devices to support prevailing industry standards. Many of these companies are significantly larger and more influential in driving industry standards than we are. Some industry standards may not be widely adopted or implemented uniformly, and competing standards may emerge that may be preferred by our customers or by consumers. If our customers or the suppliers that provide other device components adopt new or competing industry standards with which our solutions are not compatible, or if the industry groups fail to adopt standards with which our solutions are compatible, or adopt free open source codecs, our existing solutions would become less desirable to our customers. As a result, our sales would suffer or even completely vanish, and not only would we lose a major source of revenue, but we could be required to make significant expenditures to develop new SoC solutions. For example, if the new H.265 video compression standard is not broadly adopted by our customers or potential customers, sales of our H.265 compliant solutions would suffer and we may be required to expend substantial resources to comply with an alternative video compression standard. In addition, existing standards may be challenged as infringing upon the intellectual property rights of other companies or may be superseded by new innovations or standards.

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

Risk Factors Related to the Merger

Although we expect to realize certain benefits as a result of the Merger, there is the possibility that we may be unable to successfully integrate the business of Magnum, realize the anticipated benefits of the Merger or do so within the intended timeframe.

We are devoting significant management attention and resources to integrating the business practices and operations of Magnum with ours. We are still determining the exact nature of how the business and operations of Magnum will be run. Potential difficulties we may encounter as part of the integration process include the following:

●	the costs of integration and compliance and the possibility that the full benefits anticipated to result from the Merger will not be realized;

●	any delay in the integration of management teams, strategies, operations, products and services;

●	diversion of the attention of management as a result of the Merger;

●
lack of engineering knowledge and ability to overcome and fix deficiencies that are reported by customers pertaining to lack of competitiveness of our products or insufficient features and functionalities of our products that are demanded by customers;

●	lack of going forward commitment of Magnum customers, based on fatigue, loss of trust, or disapproval of the directions of Magnum pre-acquisition, or GigPeak post-acquisition;

●	loss of customers that will consider GigPeak to be a competitor post-acquisition, or due to the acquisition of a customer by a competitor to GigPeak;

●
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

●	differences in business backgrounds, corporate cultures and management philosophies that may delay successful integration;

●	the ability to create and enforce uniform standards, controls, procedures, policies and information systems;

●
the challenge of integrating complex systems, technology, networks and other assets of Magnum into those of GigPeak in a manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;

●	potential unknown liabilities and unforeseen increased expenses or delays associated with the Merger, including costs to integrate Magnum;

●	the disruption of, or the loss of momentum in, our ongoing businesses; and

●
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

The Merger may not be accretive, or even dilutive, and may cause dilution to GigPeak’s earnings per share, which may harm the market price of GigPeak common stock following the Merger.

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

To partially finance amounts being spent in the Merger, GigPeak entered into a Third Amended and Restated Loan and Security Agreement (the “Third Restated Loan Agreement”) with Silicon Valley Bank (“SVB”). Pursuant to the Third Restated Loan Agreement, the total aggregate amount that we are entitled to borrow from SVB has increased to $29.0 million, which is split into two different credit facilities, comprised of (i) the existing Revolving Loan facility which was amended to provide that we are entitled to borrow from SVB up to $14.0 million, based on net eligible accounts receivable after an 80% advance rate and subject to limits based on our eligible accounts as determined by SVB (the “Amended Revolving Loan”) and (ii) a second facility under which we are entitled to borrow from SVB up to $15.0 million without reference to accounts receivable, and which must be repaid in sixty equal installments, unless we exercise our right to prepay the loan under the conditions of, and subject to the limitations to, the Third Restated Loan Agreement (the “Acquisition Term Loan”). At the Closing of the Merger, we borrowed a combined total of $22.1 million from SVB pursuant to the terms of the Third Restated Loan Agreement. Immediately prior to the Closing of the Merger, we had no outstanding obligations to SVB. In addition, we used approximately $13.6 million, net, of our cash to pay amounts being spent in the Merger. As a result of the use of cash for the Merger, and subsequent payment of the Amended Revolving Loan, we do not have this cash available for other uses. There is also an element of significant interest payments of approximately $160,000 per quarter that will further negatively impact the cash balances of GigPeak.

GigPeak following the Merger is incurring and will continue to incur significant transaction and integration related costs in connection with the Merger.

GigPeak is incurring costs associated with integrating the operations of Magnum following the Closing of the Merger which it expects to continue to incur for a period of time. The amount of these costs could be material to the financial position and results of operations of GigPeak following the Merger. A substantial amount of such expenses will be comprised of transaction costs related to the Merger, facilities and systems consolidation costs, and employee-related costs. GigPeak will also incur fees and costs related to formulating integration plans and performing these activities. Additional unanticipated costs may be incurred in the integration of the two companies’ businesses. The elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may not offset incremental integration related costs in the near term.

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

The issuance of our common stock in connection with the Merger could have the effect of depressing the market price for our common stock now that such shares are registered and freely tradable. A total of 6,990,654 shares were issued in the Merger; of this amount, 2,015,180 were registered initially upon the June 3, 2016 effectiveness of the registration statement that we filed with the SEC, freely tradable and available for sale at the discretion of the stockholder, and 495,757 of those shares were sold as part of the public offering completed on June 15, 2016. Of the remaining 4,975,474 shares, in conjunction with our public offering of common stock completed on June 15, 2016, certain of these stockholders who received our common stock in the Merger agreed to restrict sales for a total of 2,652,465 shares for a period of 90 days, which time has now passed. In addition, 2,323,009 shares of our common stock are held in an escrow account pursuant to the terms of the Merger and therefore not available for sale and, depending upon resolution of any claims that have been or will be made against the escrow account, including for a net working capital adjustment pursuant to the terms of the Merger Agreement with Magnum, will not be released before the one year anniversary of the Merger. The other shares received in the Merger and registered on the Form S-3 registration statement, filed with the SEC on April 15, 2016 and declared effective by the SEC on June 3, 2016 can be sold by the holders of such shares without restrictions.

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit Number	Description

10.1*	Fifth Amendment to Lease Agreement dated as of July 15, 2016, by and between G&I VIII Baytech LP and GigPeak, Inc.

31.1*	Chief Executive Officer certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

GIGPEAK, INC.

Date: November 2, 2016	/S/ AVI S. KATZ
Dr. Avi S. Katz
Chief Executive Officer and Chairman of the Board

Date: November 2, 2016	/S/ DARREN MA
Darren Ma
Chief Financial Officer